Form 10-K
period 2020-12-31
S&P Global Inc.
filed 2021-02-09
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2020, was $79.4 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $329.48 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of February 5, 2021 was 240.7 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2021 annual meeting of shareholders.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, including statements about COVID-19 and the merger (the “Merger”) between a subsidiary of the Company and IHS Markit Ltd. (“IHS Markit”), which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, management may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in the Company’s business strategies and methods of generating revenue; the development and performance of the Company’s services and products; the expected impact of acquisitions and dispositions; the Company’s effective tax rates; and the Company’s cost structure, dividend policy, cash flows or liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political and regulatory conditions, and factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., COVID-19), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes;
•the satisfaction of the conditions precedent to consummation of the Merger, including the ability to secure regulatory approvals on the terms expected, the Company’s shareholder approval and the IHS Markit shareholder approval at all or in a timely manner;
•the occurrence of events that may give rise to a right of one or both of the parties to terminate the merger agreement;
•uncertainty relating to the impact of the Merger on the businesses of the Company and IHS Markit, including potential adverse reactions or changes to the market price of the Company’s common stock and IHS Markit shares resulting from the announcement or completion of the Merger and changes to existing business relationships during the pendency of the acquisition that could affect the Company’s and/or IHS Markit’s financial performance;
•risks relating to the value of the Company’s stock to be issued in the Merger, significant transaction costs and/or unknown liabilities;
•the ability of the Company to successfully integrate IHS Markit’s operations and retain and hire key personnel of both companies;
•the ability of the Company to retain customers and to implement its plans, forecasts and other expectations with respect to IHS Markit’s business after the consummation of the Merger and realize expected synergies;
•business disruption following the Merger;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the Company’s and IHS Markit’s ability to meet expectations regarding the accounting and tax treatments of the Merger;
•the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the ongoing COVID-19 pandemic;
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
•the Company's ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the European Union, and the impact of the United Kingdom’s departure on our credit rating activities and other offerings in the European Union and United Kingdom; and
•the impact of changes in applicable tax or accounting requirements on the Company.

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

In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. As of December 31, 2020, IHS Markit had approximately 396.6 million shares outstanding. Subject to certain closing conditions, the merger is expected to be completed in the second half of 2021.

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
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales-usage royalties of its indices, and to a lesser extent data subscription arrangements. Specifically, Indices generates revenue from the following sources:
•Investment vehicles — asset-linked fees such as exchange traded funds (“ETFs”) and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;
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

Segment and Geographic Data

The relative contribution of our reportable segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2020 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Human Capital

As of December 31, 2020, we had approximately 23,000 permanent employees located worldwide, including around 14,550 in Asia, 5,550 in the U.S., 2,100 in the European region, and 800 in the rest of the world.

Our Employees by Geographic Area

Rest of the World 3%
European Region 9%
U.S. 24%
Asia 63%

We invest in our success as a global Company by investing in our employees across the world through our “people first” approach to human capital management, aimed at supporting everyone who works for us to reach their full potential.

Board Oversight & Management Implementation of Human Capital Strategy
Our Board of Directors and Company management view effective human capital management as critical to the Company’s ability to execute its strategy.

As a result, the Board of Directors and the Compensation and Leadership Development Committee oversee and regularly engage with our CEO, Chief People Officer and senior leadership on a broad range of human capital management topics, including culture, talent and performance management, succession planning, compensation and benefits, diversity and inclusion, and employee engagement and retention.

At the management level, our Chief People Officer is responsible for leading the development and execution of the Company’s human capital management strategy, also referred to as our “People” strategy, working together with other senior leaders across the Company. Among other things, this includes promoting an inclusive and performance-driven workplace culture; managing the Company’s initiatives to attract, recruit, develop and retain the high-quality talent needed to ensure S&P Global is equipped with the right skillsets and intellectual capital to deliver on current and future business needs; and overseeing the design of the Company’s compensation, benefits and wellness programs. In connection with these responsibilities, the Chief People Officer also partners with our Corporate Responsibility & Diversity team on the development and execution of the Company’s diversity and inclusion roadmap and works closely with the CEO on executive succession planning and development of the talent succession pipeline for the Company’s Operating Committee.
The Company’s short-term incentive plan further reflects the significant role our people play in driving our enterprise strategy to Power the Markets of the Future by linking executive pay outcomes under our enterprise and division balanced scorecards to the achievement of strategic people priorities. In 2020, we focused on delivering on the following strategic People priorities:

•Creating an inclusive performance-driven culture that drives employee engagement and aligns with our purpose of accelerating progress in the world;
•Promoting career mobility and attracting and retaining the best people; and
•Improving diversity in overall representation through talent acquisition, advancement and retention.
To achieve our strategic people objectives, we support our employees through human capital management strategies that include diversity and inclusion initiatives, learning and development programs, competitive compensation and benefits programs, workplace health and safety measures, and mechanisms for talent retention, engagement and management accountability. Examples of some of our key initiatives and programs in these focus areas are included below.

Diversity & Inclusion (D&I)

Our ability to attract and retain a diverse and inclusive workforce is critical to our long-term strategy, driving business growth and innovation and empowering our people to achieve their full potential. In connection with our commitment to create a diverse and inclusive workplace, we have taken the following steps to foster an environment where our people can bring their whole selves to work:

•In 2019, we merged our Corporate Responsibility and D&I teams, in recognition of the critical importance of diversity to our firm’s standing and future. Our People team partners with Corporate Responsibility & Diversity to lead our global D&I efforts. These efforts focus on hiring and retaining diverse talent, building an inclusive culture and enabling our people to advance their careers with us. In 2020, we have increased the people and resources devoted to our D&I programs and initiatives.
•An executive D&I Council, co-chaired by our CEO and Chief People Officer, directs and oversees our enterprise-wide diversity and inclusion strategy, advancing and ensuring coordination and accountability for diversity and inclusion programs across the organization.
•We also measure progress on our diversity and inclusion programs as part of our enterprise and division balanced scorecards, which are reviewed by the CEO quarterly and the Board at least biannually, and impact short-term incentive compensation.
•We connect colleagues across our organization through our employee resource groups. These global and employee-led networks offer career experiences and network-building opportunities that foster professional development and support workplace diversity.
Learning and Development Programs

We are committed to continuous learning and invest in development tools and programs at every level across our organization to help employees expand their knowledge, skills and experience and guide career advancement in support of our long-term strategy.

•Technology Training - We offer internal technology training programs to enhance the technology skills of our workforce and accelerate our ability to solve complex problems using a multidisciplinary blend of data inference, algorithm development and technology education for all employees.
•Career Coaching - We launched a career coaching program, offering customized support through global career coaches, to empower people to take ownership of their career and help them navigate their career path and opportunities to grow within S&P Global.
•Leadership Development - We invest in developing leaders at all levels of our organization through targeted programs designed to foster leadership excellence in career managers, develop emerging leaders and strengthen our executive talent bench, providing a robust internal succession pipeline for our Operating Committee.

Competitive Compensation and Benefits Programs

We believe compensation and benefits programs are critical to the overall employee experience. Offering market competitive, people-centric and performance driven compensation and benefits is key to our recruitment, talent management and retention strategies. As a result, management regularly assesses employee feedback, competitor research and market data to ensure our programs remain competitive and are designed with our people’s physical, financial, work-life, mental and emotional health and wellbeing in mind. Based on these insights, we have introduced new and enhanced “people first” benefits in 2018 through 2020 to advance employees’ wellbeing at work and beyond in support of our “people first” philosophy.

Workplace Health and Safety

The health and safety of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies.

We also recognize that protecting the health, safety and wellbeing of our employees is crucial to our ability to ensure crises like the global COVID-19 pandemic are effectively managed. In response to the COVID-19 pandemic, we established a crisis management committee in January to lead a coordinated workplace safety strategy and acted quickly implementing significant changes across the organization to protect our people and the communities in which we operate.

As a result of these actions, a majority of our people were working from home by late March and continue to work remotely, as we evolve our preparedness strategy for office reopenings to integrate key learnings, safety measures and employee feedback to rethink the future of work. In 2020, we also appointed our first Chief Medical Advisor to help inform decision-making on the Company’s pandemic response, hosted bi-weekly global town halls to keep our people informed about health, safety and remote working logistics, and introduced expanded health and wellness benefits to help our people cope with the health impacts of COVID-19, including:

•Expanding global care leave to 10 business days caring for a sick or healthy family member;
•Increasing minimum global sick leave to 10 paid business days while being treated for COVID-19;
•Committing to pay any employees who contract COVID-19;
•Committing to provide unlimited paid leave following loss of a loved one, and three months’ pay to family members following loss of an employee;
•Providing added flexibility for those working from home while caring for children/family; and
•Expanding telemedicine resources and access to mental health services.

Retention and Engagement

In order to attract and retain the high-quality talent needed to execute our long-term strategy to Power the Markets of the Future, we believe it is critical for our people to feel motivated and empowered. As a result, we strive to create a unified and inclusive workplace culture that promotes employee engagement, satisfaction and performance; and that reflects our common corporate purpose and values of Relevance, Integrity and Excellence.

We invite employee feedback through a variety of channels for open communication and engagement, including small group employee round-table discussions with our business leaders and members of our Board of Directors, our annual employee VIBE survey, as well as more frequent check-ins through employee “Pulse” surveys. The annual VIBE survey allows us to track progress in critical areas, such as workplace pride and satisfaction and inclusive culture, and gather actionable insights for improvements to our people strategy. We encourage managers to share VIBE survey results with their teams, prioritize action areas and pursue solutions. To reinforce management accountability, we also track employee survey scores in our enterprise and division balanced scorecards, with outcomes against survey engagement targets impacting short-term incentive outcomes.

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

Merger Risks

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the merger or any termination of the Merger Agreement could have material adverse effects on us.

On November 29, 2020, we, our wholly-owned subsidiary, Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares (the “Merger Sub”), and IHS Markit, entered into an Agreement and Plan of Merger (as amended on January 20, 2021, the “Merger Agreement”), pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as a wholly-owned, our direct subsidiary. Completion of the Merger is subject to a number of conditions, including, among other things, the receipt of approval from our shareholders and the shareholders of IHS Markit, and the receipt of certain regulatory approvals, as well as the accuracy of all representations and warranties of IHS Markit and the absence of a material adverse effect since the date of the merger agreement, which make the completion and timing of the Merger uncertain. In addition, the ongoing COVID-19 pandemic could delay the receipt of certain regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.

In addition, either S&P Global or IHS Markit may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by the outside date determined pursuant to the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement, S&P Global would be required to pay a termination fee of $2.380 billion to IHS Markit, and in certain circumstances, IHS Markit would be required to pay a termination fee of $1.075 billion to S&P Global, upon termination of the Merger Agreement, each as contemplated by the Merger Agreement.

Moreover, at any time before or after the completion of the Merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. or foreign regulatory authorities or any state attorney general could take such action under antitrust or other applicable laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties.

In addition, shareholders of both S&P Global and IHS Markit have initiated private actions challenging, seeking to enjoin or seeking to impose conditions on the Merger. We may be required to devote significant resources to resolve such matters which may have a negative effect on our ability to complete the Merger and if we do complete the Merger may have a material adverse effect on our financial position, results of operations and cash flows.

If the Merger is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, will be subject to a number of risks, including the following: the market price of our common stock could decline; if the Merger agreement is terminated and our board seeks another business combination, shareholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that IHS Markit has agreed to in the Merger Agreement; we will not realize the benefit of the time and resources, financial and otherwise, committed by our management to matters relating to the Merger that could have been devoted to pursuing other beneficial opportunities; we may experience negative reactions from the financial markets or from their respective customers, suppliers or employees; and we will be required to pay its expenses relating to the Merger, such as legal, accounting and financial advisory fees, whether or not the Merger is completed.

In addition, if the Merger is not completed, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement. Any of these risks could materially and adversely impact our ongoing business, financial condition, results of operations and the market price of our common stock. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the merger and could materially and adversely impact our ongoing business, financial condition, results of operations and the market price of our common stock.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers, partners and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger or otherwise, which could negatively affect our revenue, earnings and/or cash flow, as well as the market price of our common stock, regardless of whether the Merger is completed. In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect our ability to execute certain of its business strategies, including the ability in certain cases to acquire or dispose of assets or pay dividends or incur capital expenditures above a certain amount. Such limitations could adversely our business and operations prior to the completion of the Merger.

We may be unable to successfully integrate the businesses of S&P Global and IHS Markit or realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on our ability to successfully combine and integrate our existing business with that of IHS Markit, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the Merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in demand by, customers. Our ability to realize these anticipated benefits is subject to certain risks, including whether we will perform as expected, the possibility that we paid more for IHS Markit than the value we will derive from the Merger and the assumption of known and unknown liabilities of IHS Markit. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline. We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected.

The integration of the two companies may result in material challenges, including: managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the merger, and attracting new business and operational relationships; consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating financial reporting, information technology infrastructure, data and content management systems and product platforms, communications and other systems; coordinating geographically separate organizations, including consolidating offices of S&P Global and IHS Markit that are currently in or near the same location; harmonizing both companies’ corporate cultures, operating practices, employee development and compensation programs, internal controls, compliance programs and other policies, procedures and processes; addressing possible differences in business backgrounds, and management philosophies; and unforeseen expenses or delays associated with the Merger.

Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts, which could materially affect the combined company’s business, financial condition and results of operations. Due to legal restrictions, S&P Global and IHS Markit are currently permitted to conduct only limited planning for the integration of the two companies following the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

We expect to incur substantial expenses and devote significant resources in connection with the completion of the Merger and the integration of the IHS Markit and our businesses.

We expect to incur substantial expenses, and devote significant resources, in connection with the completion of the Merger and the integration of a large number of processes, policies, procedures, operations, technologies and systems of S&P Global and IHS Markit in connection with the Merger. The management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management and which may result in increased costs and diversion of management’s time and energy, as well as materially adversely impact the anticipated synergies of the Merger and the business, financial condition and results of operations of the combined company. The integration process and other disruptions resulting from the Merger may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors and others with whom S&P Global and IHS Markit have business or other dealings, and difficulties in integrating the businesses of S&P Global and IHS Markit could harm the reputation of the combined company.

These incremental transaction-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Some of these expenses have already been incurred or may be incurred regardless of whether the merger is completed.

If the Merger is completed, our shareholders’ ownership percentage will be diluted.

If the Merger is completed, we will issue to IHS Markit shareholders shares of our common stock. As a result of the issuance of these shares of our common stock, our shareholders will own a smaller percentage of the combined company after the Merger and will therefore have a reduced voting interest.

During the pendency of the merger our ability to execute share repurchases will be restricted.

While the Merger is pending, we will have limited opportunities to launch repurchase programs and there can no guarantee that we will be able to successfully execute a repurchase program when a window of opportunity presents itself.

COVID-19 Risks

The COVID-19 pandemic and its effects have affected, and may have a material adverse effect on, our results of operations.

Following the outbreak of an infectious respiratory illness caused by the 2019 novel coronavirus (“COVID-19”), the World Health Organization declared a global emergency on January 30, 2020 and subsequently declared COVID-19 as a pandemic on March 11, 2020.

COVID-19 has spread globally, including in the United States, the United Kingdom, the European Union and other jurisdictions in which we operate. Governments across the world have taken steps to contain the virus by restricting human movement through numerous measures including travel bans and restrictions, social distancing, quarantines, shelter in place orders, enhanced health screenings at ports of entry and elsewhere, and business shutdowns. Continuation of the shutdown of businesses and entire industries, increases in unemployment, implementation of furloughs, lost wages across populations and a significant drop in consumer and business spending, resulted in a recession in the United States during 2020. While vaccines have become available, their availability and distribution is at the discretion of government agencies and it is difficult to ascertain how and when they will impact economic activity. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain. The effects of COVID-19 have impacted our operations and may ultimately have a material adverse impact on our results of operations in the future. The extent to which the pandemic will continue to affect our businesses, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Increased volatility and uncertainty in the global economy, and the financial and commodities markets
The global economy has been disrupted as a result of the ongoing health crisis and the financial and commodities markets have reacted with unprecedented volatility. Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown, and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity. Even after the pandemic subsides, the U.S. economy and other major economies may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Because there are no comparable recent events that can provide guidance on the impact to the global economy, we cannot predict the extent to which our business may be impacted. In addition, the increase in revenue of Ratings in 2020 was primarily driven by higher corporate bond issuance in the U.S. mainly resulting from historically low borrowing costs, increased borrowing demand from companies to increase their liquidity in light of uncertainties associated with COVID-19, and central bank lending actions. There can be no guarantee that such favorable conditions would continue in the future, and our businesses, financial condition and results of operations could be negatively affected absent such favorable conditions. Moreover, the unprecedented volatility observed in the markets since the outset of COVID-19 may result in sudden unexpected changes in market structures that were not previously anticipated by laws, rules, regulations or general market practices. Risks posed to our businesses, financial condition and results of operations from volatility in the financial and commodities markets are described in the risk factor below entitled, “Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations”.

Decreased demand for our subscription services

Our clients are being impacted to varying degrees. Some may no longer be in business by the time the COVID-19 pandemic comes to an end, others will face significant spending constraints in order to continue to operate, and others may reduce their workforces permanently. As a result of the impact on our clients, our subscription services may face pricing pressure on renewals, delayed renewals, and challenges to new sales which would in turn reduce revenue, ultimately impacting our results of operations. Limited human mobility has, among other things, significantly reduced demand for energy used in transportation, and the decrease in demand has been exacerbated by political tensions between large oil producing countries.

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

Our businesses assess and analyze the impact of economic events
Our divisions are all actively engaged in analyzing and providing views on the quickly evolving economic conditions. We are publishing articles and research pieces that attempt to assess the impact of the COVID-19 pandemic on the world economy and its components, both geographic and sectoral. In addition, we are taking actions (including, but not limited to, rating actions, revising the composition of our indices, etc.), consistent with our business procedures, in response to the evolving conditions. Notwithstanding the care we take in carrying out our work, the views and assumptions we express, the conclusions we draw, the actions we take, and the work our divisions are producing today are likely to be heavily scrutinized with the benefit of hindsight. We have faced significant regulatory and media scrutiny following prior periods of volatility and economic uncertainty. Such scrutiny has in the past and may in the future impact our reputation, brand and credibility and result in government and regulatory proceedings, investigations, inquiries and litigation. See the below risk factors entitled “Exposure to litigation and government and regulatory proceedings, investigations and inquiries could have a material adverse effect on our business, financial condition or results of operations” and “Our reputation, credibility, and brand are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace”.

Business continuity
Our business continuity program has been effective to date. Since mid-March 2020, nearly our entire employee population was working remotely. While we have been able to continue our operations during this time, maintaining a remote work environment for an extended period of time may have a material adverse effect on our productivity and our ability to meet the needs of our clients and exposes us to operational risks. See the below risk factor entitled “Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability”. In addition, a portion of our information technology resources have been diverted to establishing and maintaining an infrastructure that supports a sustained remote working environment. Such efforts limit the resources available for improvement and innovation projects. Moreover, given the extent to which we are utilizing a remote working environment, we face increased vulnerability. Although there has not been a cyber attack that has had a material adverse effect on the Company to date, we have noted an increase in cyber threats targeted at our remote work environment and there can be no assurance that there will not be a material adverse effect in the future. See the below risk factor entitled “We are exposed to risks related to cybersecurity and protection of confidential information”. In addition, while our employee base currently has adequate resources to pursue new clients or expand existing relationships, we have no control over the business continuity resources available to our clients. As a result, our ability to maintain, expand, or establish new client relationships may be limited.

Business, Operational and Regulatory Risks

Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations.

•Our business is impacted by general economic conditions and volatility in the U.S. and world financial markets.
•Economic conditions and volatility across the globe are generally affected by negative or uncertain economic and political conditions. In addition, natural and man-made disasters as well as the outbreak of pandemic or contagious diseases introduce volatility and uncertainty into the global capital and commodities markets and negatively impact general economic conditions. Volatile, negative or uncertain economic and political conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets, which are increasingly interdependent. Because we operate globally and have significant businesses in many markets, increased volatility or an economic slowdown in any of those markets could adversely affect our results of operations.
•Since a significant component of our credit-rating based revenue is transaction-based, and is essentially dependent on the number and dollar volume of debt securities issued in the capital markets, unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities tend to reduce the number and dollar volume of debt issuances for which Ratings provides credit ratings.
•Our Indices business is impacted by market volatility, asset levels of investment products tracking indices, and trading volumes of certain exchange traded derivatives. Volatile capital markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product.
•Increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the level of derivatives trading and/or the types of credit-sensitive products being offered, any of which could have a material adverse effect on our business, financial condition or results of operations.
•Our Platts business is impacted by volatility in the commodities markets. Weak economic conditions, especially in our key markets, including the energy industry, could reduce demand for our products, impacting our revenues and margins. As a result of volatility in commodity prices and trading activity in physical commodities and commodities derivatives, we may encounter difficulty in achieving sustained market acceptance of past or future contract terms, which could have a material adverse effect on our financial position, results of operations and cash flows.
•Any weakness in the macroeconomic environment could constrain customer budgets across the markets we serve, potentially leading to a reduction in their employee headcount and a decrease in demand for our subscription-based products.
•The foregoing factors generally affect our performance and could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to risks related to cybersecurity and protection of confidential information.

•Our operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of data and information in our computer systems and networks and those of our third-party vendors.
•All of our businesses have access to material non-public information concerning the Company’s customers, including sovereigns, corporate issuers and other third parties around the world, the unauthorized disclosure of which could affect the trading markets for such customers’ securities and could damage such customers’ competitive positions. The cyber risks the Company faces range from cyber attacks common to most industries, to more sophisticated and targeted attacks, some of which may be carried out by state-sponsored actors, intended to obtain unauthorized access to certain information or systems due in part to our prominence in the global marketplace, such as our ratings on debt issued by sovereigns and corporate issuers, or the composition of our indices. Unauthorized disclosure of this information could cause our customers to lose faith in our ability to protect their confidential information and therefore cause customers to cease doing business with us.
•We experience cyber attacks of varying degrees on a regular basis. Although there has not been a cyber attack that has had a material adverse effect on the Company to date, there can be no assurance that there will not be a material adverse effect in the future.
•Breaches of our or our vendors’ systems and networks, whether from circumvention of security systems, denial-of-service attacks or other cyber attacks, hacking, computer viruses or malware, employee error, malfeasance, physical breaches or other actions, may cause material interruptions or malfunctions in our or such vendors’ websites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us, our business or our customers. In the ordinary course, our third-parties, including our vendors, are subject to various forms of cyber attacks. To date, such attacks have not resulted in a material adverse impact to our business or operations, but there can be no guarantee we will not experience such an impact.
•Misappropriation, improper modification, destruction, corruption or unavailability of our data and information due to cyber incidents, attacks or other security breaches could damage our brand and reputation, result in litigation and regulatory actions, and lead to loss of customer confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones.
•Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the enterprise and our customers, clients and employees, there is no assurance that all of our security measures will provide absolute security.
•Measures that we take to avoid or mitigate material incidents can be expensive, and may be insufficient, circumvented, or become obsolete. While we have not experienced a material incident to date, any material incident could cause us to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation or financial losses that are either not insured against or not fully covered through any insurance maintained by us, and increased expenses related to addressing or mitigating the risks associated with any such material incidents.

•Cyber threats are rapidly evolving and are becoming increasingly sophisticated and include denial of service attacks, ransomware, phishing attacks and payment fraud. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched.
•Given the extent to which our businesses are privy to material non-public information concerning our customers, our data could be improperly used, including for insider trading by our employees and third party vendors with access to key systems. We have experienced insider trading incidents involving employees in the past, and it is not always possible to deter misconduct by employees or third party vendors. We take precautions to detect and prevent such activity, including implementing and training on insider trading policies for our employees and contractual obligations for our third party vendors, but such precautions are not guaranteed to deter misconduct. Any breach of our clients’ confidences as a result of employee or third party vendor misconduct could harm our reputation.
•The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims.
•An actual or perceived breach of our security may harm the market perception of the effectiveness of our security measures and result in damage to our reputation and a loss of confidence in the security of our products and services. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and materially impact our business.
•Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Changes in the legislative, regulatory, and commercial environments in which we operate may materially and adversely impact our ability to collect, compile, use, and publish data and may impact our financial results.

•Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, an inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations despite our best efforts could result in proceedings against us by governmental entities or others.
•Certain types of information we collect, compile, use, and publish, including offerings in all our businesses, and particularly our Market Intelligence business, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy advocates and government regulators regarding marketing and privacy matters, particularly as they relate to individual privacy interests.
•There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“EU”) and elsewhere could impact our processing of personal and sensitive information of our employees, vendors and customers.
•The EU's comprehensive General Data Privacy Regulation (the “GDPR”) became fully effective in 2018. GDPR requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves.
•Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
•The California Consumer Privacy Act (“CCPA”) became fully effective January 1, 2020, requiring, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties.
•Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

•We devote meaningful time and financial resources to compliance with the GDPR, the CCPA and other current and future applicable international and U.S. privacy, cybersecurity and related laws. We have made capital investments and other expenditures to address cybersecurity preparedness and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached, but there can be no assurance that we will not need to make significant additional expenditures. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
•In addition, the EU and other jurisdictions, including China, are considering imposing or have already imposed additional restrictions, including in relation to cross-border transfers of personal data. These requirements are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which could result in greater compliance risk and cost for us.
•Continued privacy concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, or loss of revenue, which could have a material adverse effect on our business, financial condition, and results of operations. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.
•We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

Exposure to litigation and government and regulatory proceedings, investigations and inquiries could have a material adverse effect on our business, financial condition or results of operations.

•In the normal course of business, both in the United States and abroad, we and our subsidiaries are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries, as discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K and in Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K, and we face the risk that additional proceedings, investigations and inquiries will arise in the future.
•Many of these proceedings, investigations and inquiries relate to the activity of our Ratings, Indices, and Platts businesses. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to our regulated activities and antitrust matters.
•Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could have a material adverse effect on our business, financial condition or results of operations.
•In view of the uncertainty inherent in litigation and government and regulatory enforcement matters, we cannot predict the eventual outcome of the matters we are currently facing or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity restrictions may be. As a result, we cannot provide assurance that the outcome of the matters we are currently facing or that we may face in the future will not have a material adverse effect on our business, financial condition or results of operations.
•As litigation or the process to resolve pending matters progresses, as the case may be, we continuously review the latest information available and assess our ability to predict the outcome of such matters and the effects, if any, on our consolidated financial condition, cash flows, business and competitive position, which may require that we record liabilities in the consolidated financial statements in future periods.
•Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues.
•Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the United States. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations against the Company in the United States and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify and could have a material adverse effect on our business, financial condition or results of operations.
•We may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time and could have a material adverse effect on our business, financial condition or results of operations.

Increasing regulation of our Ratings business in the United States, Europe and elsewhere can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•The financial services industry is highly regulated, rapidly evolving and subject to the potential for increasing regulation in the United States, Europe and elsewhere. The businesses conducted by Ratings are in certain cases regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and/or the laws of the states or other jurisdictions in which they conduct business.
•In the past several years, the U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC and the European Commission, including through the European Securities Market Authority ("ESMA"), as well as regulators in other countries in which Ratings operates, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, and liability standards applicable to credit rating agencies.
•These laws and regulations, and any future rule-making, could result in reduced demand for credit ratings and increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses in order to comply with such laws and regulations and to mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which Ratings’ ratings are developed, affect the manner in which Ratings or its customers or users of credit ratings operate, impact the demand for ratings and alter the economics of the credit ratings business. Each of these developments increases the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on our operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
•Additional information regarding rating agencies is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Our Indices and Platts businesses are subject to new and evolving regulatory regimes in Europe and the potential for increased or changing regulations in the United States and elsewhere. Our Indices business is subject to a new regulatory regime in Australia. Our Indices and Platts businesses are subject to additional regulation in Europe. This changing regulatory landscape can increase our exposure, compliance risk and costs of doing business globally and therefore could have a material adverse effect on our business, financial condition or results of operations.

•In addition to the extensive and evolving U.S. laws and regulations, foreign jurisdictions have taken measures to increase regulation of the financial services and commodities industries.
•In October of 2012, IOSCO issued its Principles for Oil Price Reporting Agencies ("PRA Principles"), which IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. Platts has taken steps to align its operations with the PRA Principles and, as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks.
•In July of 2013, IOSCO issued its Principles for Financial Benchmarks ("Financial Benchmark Principles"), which are intended to promote the reliability of the benchmark determination process by setting standards related to benchmark governance, benchmark quality, transparency and accountability mechanisms, including with regard to the indices and benchmarks published by Indices. Indices has taken steps to align its governance regime, control framework and operations with the Financial Benchmark Principles and engages an independent auditor to perform an annual reasonable assurance review of its adherence to the Financial Benchmark Principles.
•The benchmark industry is subject to regulation in the EU (the “EU Benchmark Regulation”) as well as potential increased regulation of financial benchmarks in other jurisdictions. The EU Benchmark Regulation was published on June 30, 2016, with provisions applicable to Indices and Platts, effective from January 1, 2018. ESMA published additional guidance clarifying that existing benchmark administrators such as Platts could utilize the transitional provisions contained in the EU Benchmark Regulation, which provided them two (2) years to implement and seek authorization by an EU National Competent Authority by January 1, 2020, with their respective benchmark activities in Europe. Indices and Platts are now both supervised by the Netherlands Authority for the Financial Markets. This legislation will likely cause additional operating obligations, greater compliance risk and costs for Indices and Platts but they are not expected to be material at this time, although the exact impact remains unclear.

•Indices is subject to the benchmark regulation in Australia under which it is required to obtain a license from and be subject to the supervision of the Australian Securities and Investment Commission regarding its administration of the S&P ASX 200 index. This legislation will likely cause additional operating obligations, greater compliance risk and costs for Indices but they are not expected to be material at this time, although the exact impact remains unclear.
•The EU's package of legislative measures called the Markets in Financial Instruments Directive and Regulation (collectively "MiFID II") entered into force in 2014, revising and updating the prior Markets in Financial Instruments Directive (2004) and its associated secondary legislation. The substantive provisions of MiFID II apply in all EU Member States since 2018. MiFID II includes provisions that, among other things: (i) mandate conditions and requirements on the licensing of benchmarks for the purposes of clearing related securities and provide for non-discriminatory access to exchanges and clearing houses for this purpose; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venues that are subject to regulation; (iv) require the unbundling of investment research from other services, including execution services, and direct that investment firms must pay for research either out of a dedicated research payment account which is paid for by clients or from the investment firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the EU Market Infrastructure Regulation of 2011, or EMIR). The MiFID II package may result in changes to the manner in which S&P Dow Jones Indices and Platts license their indices and price assessments, respectively, and could also have an indirect impact on the credit ratings and third-party research products offered by other divisions of the Company for use within the EU. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on the activities of S&P Dow Jones Indices and Platts in the EU, although the exact impact and costs are not yet known.

Our international business activities must comport with U.S. international trade restraints, including economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls.

•As a global company headquartered in the U.S., we are subject to U.S. laws and regulations, including economic sanction laws. These laws include prohibitions or restrictions on the sale or supply of certain products and services to embargoed or sanctioned countries, regions, governments, persons and entities.
•Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Iran, Russia, and Venezuela. These embargoes and sanctions laws may affect our ability to continue to market and/or sell our products and services into these geographies and in turn adversely impact our revenue from such geographies.
•Additional international trade restraints may be promulgated at any time and may require changes to our operations and increase our risk of noncompliance.
•Failure to comply with these laws and regulations can result in significant fines and penalties and related material adverse effects on our reputation, business, financial condition and results of operations.

Our acquisitions and other strategic transactions may not produce anticipated results.

•In addition to the Merger, we have made and expect to continue to make acquisitions or enter into other strategic transactions to strengthen our business and grow our Company. Such transactions present significant challenges and risks.
•The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.
•If we are unsuccessful in completing such transactions or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.
•If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, and a variety of factors may adversely affect any anticipated benefits from such transactions. For instance, the process of integration may require more resources than anticipated, we may assume unintended liabilities, there may be unexpected regulatory and operating difficulties and expenditures, we may fail to retain key personnel of the acquired business and such transactions may divert management’s focus from other business operations.
•The failure of acquisitions and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

We may become subject to liability based on the use of our products by our clients.

•Some of our products support the investment processes and other activities of our clients, which, in the aggregate, manage trillions of dollars of assets. Use of our products as part of such activities, including the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts, which could have a material adverse effect on our business, financial condition or results of operations.
•The products we develop or license, and the proprietary methodologies, models and processes on which these products rely, may contain undetected errors or defects, despite testing and/or other quality assurance practices. Such errors may exist during any part of a product’s life cycle and may persist notwithstanding testing and/or other quality assurance practices. Deploying products containing such errors may damage our reputation, and the costs associated with remediating such errors may have an impact on our profitability.
•Any claim relating to our products, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Increased competition could result in a loss of market share or revenue.

•The markets for credit ratings, financial research, market data, index-based products, and commodities price assessments and related news and information about these markets are intensely competitive. Ratings, Market Intelligence, Platts and Indices compete domestically and internationally on the basis of a number of factors, including the quality of their offerings, client service, reputation, price, geographic scope, range of products and technological innovation.
•While our businesses face competition from traditional content and analytics providers (including exchanges), we also face competition from non-traditional providers, such as asset managers, investment banks and technology-led companies that are adding content and analytics capabilities to their core businesses.
•In addition, in some of the countries in which Ratings competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.
•Sustained downward pressure on oil and other commodities prices and trading activity in those markets could have a material adverse effect on the rate of growth of Platts’ revenue, including subscription and licensing fees.

Introduction of new or enhanced products and services could impact our profitability.

•We operate in highly competitive markets that continue to change to adapt to customer needs.
•In order to maintain a competitive position, we must continue to invest in new offerings and enhancements, including new ways to deliver our products and services.
•These new or enhanced offerings resulting from our investments may not achieve market acceptance, may not be profitable or may be less profitable than what we have experienced historically.
•We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment in which we operate.

Our ability to develop, adapt, or implement new and improved processes and technology may adversely impact our business, financial condition or results of operations.

•The rapid change of technology is a key feature of all of the markets in which we operate. To succeed in the future, we will need to deploy improved processes and technology to innovate, design, develop, assemble, test, market, and support new products and enhancements to our existing products in a timely and cost-effective manner.
•Innovation and constant development in support of new products and enhancements to existing products calls for the implementation of new and improved processes and technologies that require related change management efforts. While we employ a certain level of internal and external resources to mitigate the risks associated with implementing process and technology improvements, we may face unexpected challenges in execution that may require more management attention than expected, thus diverting management time and energy from other businesses. The foregoing and other unforeseen factors could also result in business being disrupted for a period of time as well as additional commitments of financial resources.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability.

•Our major expenditures include employee compensation and capital investments.
•We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets we require.

•We make significant investments in information technology data centers and other technology initiatives and we cannot provide assurances that such investments will result in increased revenues.
•Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability of these investments.

Increased availability of free or relatively inexpensive information sources may reduce demand for our products and could have a material adverse effect on our business, financial condition or results of operations.

•In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and advances in public cloud computing and open source software may continue.
•Public sources of free or relatively inexpensive information can reduce demand for our products and services. Demand could also be reduced as a result of cost-cutting initiatives at certain companies and organizations. Although we believe our products are enhanced by our analysis, tools and applications, our financial results may be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

Consolidation of customers as well as staffing levels across our customer base could impact our available markets and revenue growth.

•Our businesses have a customer base which is largely comprised of members from the corporate, financial services and commodities industries. The consolidation of customers resulting from mergers and acquisitions across these industries can result in reductions in the number of firms and workforce which can impact the size of our customer base.
•Our customers that strive to reduce their operating costs may seek to reduce their spending on our products and services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our business, financial condition or results of operations could be materially and adversely affected.
•Alternatively, customers may use other strategies to reduce their overall spending on financial and commodity market products and services by consolidating their spending with fewer vendors, including by selecting other vendors with lower-cost offerings, or by self-sourcing their need for financial and commodity market products and services. If customers elect to consolidate their spending on financial and commodity market products and services with other vendors and not us, if we lose business to lower priced competitors, or if customers elect to self-source their product and service needs, our business, financial condition or results of operations could be materially and adversely affected.
•A material portion of our revenues in our Indices business is concentrated in some of our largest customers, who have significant assets under management in index funds and exchange-traded funds. A loss of a substantial portion of revenue from our largest customers could have a material and adverse effect on our business, financial condition or results of operations.

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

•Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Some of our products and their related value are dependent upon updates from our data suppliers and most of our information and data products are dependent upon continuing access to historical and current data.
•We utilize certain data provided by third-party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world.
•If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, it could have a material adverse effect on our business, financial condition or results of operations.
•Some of our agreements with data suppliers allow them to cancel on short notice. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use (and offer our clients) and could have a material adverse effect on our business, financial condition or results of operations.

Our ability to protect our intellectual property rights could impact our competitive position.

•We consider many of our products and services to be proprietary. Failure to protect our intellectual property adequately could harm the value of and revenue generated by such assets as well as our reputation and affect our ability to compete effectively. Businesses we acquire may also have intellectual property portfolios which increase the complexity of managing our intellectual property portfolio and protecting our competitive position.
•Our products contain intellectual property delivered through a variety of digital and other media. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property rights against infringement and misappropriation. Our business, financial condition or results of operations could be materially and adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. For example, we do business in a number of countries included on the Priority Watch List maintained by the Office of the United States Trade Representative and which are currently thought to afford less protection to intellectual property rights generally than some other jurisdictions. The lack of strong patent and other intellectual property protection in such jurisdictions referenced above may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position.
•Our products also contain intellectual property of third party sources. Any violation by us of the intellectual property rights of such third parties could result in termination of the relevant source agreement, litigation and reputational damage which could materially and adversely affects our business, financial condition or results of operations.

Future legislation, regulatory reform or policy changes, especially abrupt changes, could have a material effect on our business and results of operations.

•Future legislation, regulatory reform or policy changes, such as financial services regulatory reform, U.S. oil regulation, government-sponsored enterprise reform and increased infrastructure spending and significant changes in trade policy (including sanctions), could impact our business. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the forgoing changes could impact our results of operations and cash flows directly; such changes may also impact our business by creating increased volatility and uncertainty in the financial and commodities markets. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Regulatory changes and economic conditions leading up to and following the United Kingdom’s withdrawal from the EU could have a material adverse effect on our business and results of operations.

•Voters in the United Kingdom ("UK") approved an exit from the EU via a referendum in 2016 and in 2017, the UK invoked Article 50 of the Treaty on the EU, commencing the process to leave the EU (“Brexit”) and on January 31, 2020, the UK formally exited the EU. The EU and the UK concluded the EU-UK Trade and Cooperation Agreement on December 24, 2020, which took effect provisionally on January 1, 2021 following the end of the formal transition period.
•Brexit could lead to legal uncertainty and potentially divergent national laws and regulations between the UK and the EU as the UK determines which EU laws to replace or replicate and the EU determines how to treat regulated activities (e.g., the activities of credit rating agencies) originating in the UK. Our businesses are subject to increasing regulation of the financial services and commodities industries in Europe. Potential changes in EU regulation, divergent interpretations by the UK of any replicated EU laws and/or additional regulation in the UK could cause additional operating obligations and increased costs for our businesses. In particular, our Ratings business, for the first time, is subject to regulation by the Financial Conduct Authority effective January 1, 2021.
•Changes to UK immigration policy as a result of Brexit could adversely affect our ability to retain talent for our European operations.
•Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. The lack of certainty creates the risk that notwithstanding that we have devoted valuable resources to a thorough preparation for the impact of Brexit on our European operations, we may not be adequately prepared for an unforeseen outcome.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

•In addition to the COVID Risks outlined above, should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, another outbreak of pandemic or contagious diseases, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, that could have a material adverse effect on our business.
•We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Outsourcing certain aspects of our business could result in disruption and increased costs.

•We have outsourced certain functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. Outsourcing these functions involves the risk that the third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Failure of these third parties to meet their contractual, regulatory, confidentiality, or other obligations to us could result in material financial loss, higher costs, regulatory actions and reputational harm.
•Outsourcing these functions also involves the risk that the third-party service providers may not maintain adequate physical, technical and administrative safeguards to protect the security of our confidential information and data. Failure of these third parties to maintain these safeguards could result in unauthorized access to our systems or a system or network disruption that could lead to improper disclosure of confidential information or data, regulatory penalties and remedial costs.
•We also rely on the business infrastructure and systems of third parties with whom we do business and to whom we outsource the maintenance and development of operational and technological functionality, including third-party cloud infrastructure. Our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber attacks, adverse changes to financial condition, bankruptcy or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to “the cloud” or to other third parties may increase our risk exposure.

We rely heavily on network systems and the Internet and any failures or disruptions may adversely affect our ability to serve our customers.

•Many of our products and services are delivered electronically, and our customers rely on our ability to process transactions rapidly and deliver substantial quantities of data on computer-based networks. Our customers also depend on the continued capacity, reliability and security of our electronic delivery systems, our websites and the Internet.
•Our ability to deliver our products and services electronically may be impaired due to infrastructure or network failures, malicious or defective software, human error, natural disasters, service outages at third-party Internet providers or increased government regulation.
•Delays in our ability to deliver our products and services electronically may harm our reputation and result in the loss of customers. In addition, a number of our customers entrust us with storing and securing their data and information on our servers.
•Although we have disaster recovery plans that include backup facilities for our primary data centers, our systems are not always fully redundant, and our disaster planning may not always be sufficient or effective. As such, these disruptions may affect our ability to store, handle and secure such data and information.

Our operations and infrastructure may malfunction or fail, which could have a material adverse effect on our business, financial condition or results of operations.

•Our ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located, including New York City, the location of our headquarters, and major cities worldwide in which we have offices.
•This may include a disruption involving physical or technological infrastructure used by us or third parties with or through whom we conduct business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise. Our efforts to secure and plan for potential disruptions of our major operating systems may not be successful.
•We rely on our information technology environment and certain critical databases, systems and applications to support key product and service offerings. We believe we have appropriate policies, processes and internal controls to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, but our business could be subject to significant disruption and our business, financial condition or results of operations could be materially and adversely affected by unanticipated system failures, data corruption or unauthorized access to our systems.
•We also do not have fully redundant systems for most of our smaller office locations and low-risk systems, and our disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of our locations or systems and our personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with our clients and customers may suffer.
•We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to our operations or infrastructure could have a material adverse effect on our business, financial condition or results of operations.

Inability to attract and retain key qualified personnel could have a material adverse effect on our business and results of operations.

•The development, maintenance and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, our business is dependent on successfully attracting and retaining talented employees. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected.

Our reputation, credibility, and brand are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

•Our reputation, credibility, and the strength of our brand are key competitive strengths.
•Given our role in the financial and commodities markets, our ability to attract and retain customers is uniquely affected by external perceptions of our reputation, credibility, and brand.
•Negative perceptions or publicity could damage our reputation with customers, prospects, regulators, and the public generally, which could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisition or other combinations.
•Damage to our reputation, credibility, and brand could have a material adverse effect on our business and results of operations.

Our expansion into and investments in new markets may not be successful.

•We believe there remains significant opportunity to expand our business into major geographic and product markets (including China and ESG, respectively), and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

We are exposed to multiple risks associated with the global nature of our operations.

•The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:
▪economic and political conditions around the world,
▪inflation,
▪fluctuation in interest rates and currency exchange rates,
▪limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries,
▪differing accounting principles and standards,
▪increases in taxes or changes in U.S. or foreign tax laws, including the possible increase in the U.S. corporate income tax rate and other changes in tax policy proposed by the Biden administration,
▪potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law,
▪changes in applicable laws and regulatory requirements,
▪the possibility of nationalization, expropriation, price controls and other restrictive governmental actions,
▪competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions, and
▪civil unrest, protests, terrorism, unstable governments and legal systems, and other factors.
Adverse developments in any of these areas could have a material adverse effect on our business, financial condition or results of operations.

•Additionally, we are subject to complex U.S., European and other local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, anti-money laundering laws, and other financial crimes laws. Our internal controls, policies and procedures and employee training and compliance programs related to these topics may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. A determination that we have violated such laws could have a material adverse effect on our reputation, business, financial condition or results of operations.
•Compliance with international and U.S. laws and regulations that apply to our international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in fines and penalties, criminal sanctions, administrative remedies, or restrictions on business conduct and could have a material adverse effect on our reputation, our ability to attract and retain employees, our business, financial condition or results of operations.
•Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Russia, Iran, and Venezuela. These embargoes and sanctions laws may affect our ability to continue to market and/or sell our products and services into these geographies. In addition, while we have a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could have an adverse effect on our reputation, business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 99 locations; 28 are in the U.S. In addition, we own real property at 6 locations, of which 1 is in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 13 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	62	President and Chief Executive Officer
Ewout L. Steenbergen	51	Executive Vice President, Chief Financial Officer
Ratings
John L. Berisford	57	President, S&P Global Ratings
Market Intelligence
Martina L. Cheung	45	President, S&P Global Market Intelligence
Platts
Saugata Saha	45	President, S&P Global Platts
Indices
Dan Draper	52	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
Courtney C. Geduldig	45	Executive Vice President, Public Affairs
S. Swamy Kocherlakota	54	Executive Vice President, Chief Information Officer
Steven J. Kemps	56	Executive Vice President, General Counsel
Nancy J. Luquette	55	Executive Vice President, Chief Risk Officer
Dimitra Manis	55	Executive Vice President, Chief People Officer

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
Mr. Draper, prior to becoming Chief Executive Officer at S&P Dow Jones Indices on June 15, 2020, served as Managing Director & Global Head of Exchange Traded Funds at Invesco Distributors Inc. since June 2013.
Ms. Geduldig, prior to becoming Executive Vice President, Public Affairs on May 1, 2015, was Managing Director, Global Government and Public Policy since 2013, and Vice President of Global Regulatory Affairs at S&P Global Ratings. Prior to that, she was Managing Director and Head of Federal Government Relations at the Financial Services Forum.
Mr. Kocherlakota, prior to becoming Executive Vice President, Chief Information Officer on January 13, 2020, was Chief Information Officer since January 1, 2018, and was Global Head of Infrastructure & Cloud and Enterprise Services since July, 2017. Prior to that, he was Senior Vice President, Global Head of Technology Operations & Infrastructure at Visa, Inc.
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
Mr. Saha, prior to becoming President of S&P Global Platts in January of 2021, was Chief Financial Officer to S&P Global Platts and S&P Global Market Intelligence, responsible for leading the finance teams of both divisions, as well as being a member of both the Platts and Market Intelligence Executive Committees. Mr. Saha has held various management positions at S&P Global and S&P Global Ratings since joining the Company in 2014. Prior to that, he was a consultant at McKinsey & Co.
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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

S&P Global Inc. began trading under its new ticker symbol "SPGI" on April 28, 2016. Previously, the Company's common stock traded on the New York Stock Exchange ("NYSE") under the ticker symbol "MHFI". The approximate number of record holders of our common stock as of February 5, 2021 was 2,812.

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc., IHS Markit Ltd., Verisk Analytics, Inc. and Intercontinental Exchange, Inc. Returns assume $100 invested on December 31, 2015 and total return includes reinvestment of dividends through December 31, 2020.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2020 and 2019 were as follows:

	2020	2019
$0.67 per quarter in 2020	$2.68
$0.57 per quarter in 2019		$2.28

On January 27, 2021, the Board of Directors approved an increase in the quarterly common stock dividend from $0.67 per share to $0.77 per share.

Transfer Agent and Registrar for Common Stock

Computershare is the transfer agent for S&P Global. Computershare maintains the records for the Company's registered shareholders and can assist with a variety of shareholder related services.

Shareholder correspondence should be mailed to:
Computershare
P.O. Box 505000
Louisville, KY 40233-5000

Overnight correspondence should be mailed to:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202

Visit the Investor Center™ website to view and manage shareholder account information online: www.computershare.com/investor

For shareholder assistance:

In the U.S. and Canada:	888-201-5538
Outside the U.S. and Canada:	201-680-6578
TDD for the hearing impaired:	800-490-1493
TDD outside the U.S. and Canada:	781-575-4592
E-mail address:	web.queries@computershare.com
Shareholder online inquiries	https://www-us.computershare.com/investor/Contact

Repurchase of Equity Securities

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the fourth quarter of 2020, we did not repurchase any shares under the 2020 Repurchase Program and, as of December 31, 2020, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the fourth quarter of 2020, we did not repurchase any shares under our 2013 Repurchase Program. Further discussion relating to our ASR agreement can be found in Note 9 - Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K. As of December 31, 2020, 0.8 million shares remained under the 2013 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2013 and 2020 Repurchase Programs have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2020 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2020	1,361	$357.83	—	30.8	million
Nov. 1 - Nov. 30, 2020	1,893	333.30	—	30.8	million
Dec. 1 - Dec. 31, 2020	2,305	329.24	—	30.8	million
Total — Qtr	5,559	$337.66	—	30.8	million

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

	Year Ended December 31,
(in millions, except per share data)	2020		2019		2018		2017		2016
Income statement data:
Revenue	$7,442		$6,699		$6,258		$6,063		$5,661
Operating profit	3,617		3,226		2,790		2,583		3,341
Income before taxes on income	3,228	[1]	2,930	[2]	2,681	[3]	2,461	[4]	3,188	[5]
Provision for taxes on income [6]	694		627		560		823		960
Net income attributable to S&P Global Inc.	2,339		2,123		1,958		1,496		2,106
Earnings per share attributable to the S&P Global Inc. common shareholders:
Basic	9.71		8.65		7.80		5.84		8.02
Diluted	9.66		8.60		7.73		5.78		7.94
Dividends per share	2.68		2.28		2.00		1.64		1.44
Operating statistics:
Return on average equity [7]	457.8%		377.5%		292.6%		222.3%		472.0%
Income before taxes on income as a percent of revenue from operations	43.4%		43.7%		42.8%		40.6%		56.3%
Net income from operations as a percent of revenue from operations	34.0%		34.4%		33.9%		27.0%		39.4%
Balance sheet data (as of period end):
Working capital [8]	$2,401		$1,619		$957		$1,110		$1,060
Total assets	12,537		11,348		9,441		9,425		8,669
Total debt [9]	4,110		3,948		3,662		3,569		3,564
Redeemable noncontrolling interest	2,781		2,268		1,620		1,352		1,080
Equity	571		536		684		766		701
Number of employees	23,000		22,500		21,200		20,400		20,000

1Includes impact of the following items: loss on the extinguishment of debt of $279 million, lease impairments of $120 million, employee severance charges of $66 million, IHS Markit merger costs of $24 million, a $16 million gain on dispositions, a technology-related impairment charge of $12 million, lease-related costs of $11 million, Kensho retention related expense of $11 million, a pension related charge of $3 million and amortization of intangibles from acquisitions of $123 million.
2Includes the impact of the following items: a pension related charge of $113 million, costs associated with early repayment of our Senior Notes of $56 million, a $49 million gain on dispositions, employee severance charges of $25 million, Kensho retention related expense of $21 million, lease impairments of $11 million, acquisition-related costs of $4 million and amortization of intangibles from acquisitions of $122 million.
3Includes the impact of the following items: legal settlement expenses of $74 million, Kensho retention related expense of $31 million, restructuring charges related to a business disposition and employee severance charges of $25 million, lease impairments of $11 million, a pension related charge of $5 million and amortization of intangibles from acquisitions of $122 million.
4Includes the impact of the following items: legal settlement expenses of $55 million, employee severance charges of $44 million, a charge to exit leased facilities of $25 million, non-cash acquisition and disposition-related adjustments of $15 million, a pension related charge of $8 million, an asset write-off of $2 million and amortization of intangibles from acquisitions of $98 million.
5Includes the impact of the following items: a $1.1 billion gain from our dispositions, a benefit related to net legal settlement insurance recoveries of $10 million, disposition-related costs of $48 million, a technology-related impairment charge of $24 million, employee severance charges of $6 million, a $3 million disposition-related reserve release, an acquisition-related cost of $1 million and amortization of intangibles from acquisitions of $96 million.
6Includes $4 million of tax benefit related to prior year divestitures in 2020 and $149 million of tax expense due to U.S. tax reform, primarily associated with the deemed repatriation of foreign earnings, which was partially offset by a $21 million tax benefit related to prior year divestitures in 2017.
7Includes the impact of the $16 million gain on dispositions in 2020, the $49 million gain on dispositions in 2019 and the $1.1 billion gain on dispositions in 2016.
8Working capital is calculated as current assets less current liabilities.
9Includes short-term debt of $399 million as of December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2020 and 2019, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2020, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
The MD&A includes the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Reconciliation of Non-GAAP Financial Information
•Critical Accounting Estimates
•Recent Accounting Standards

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
•Ratings is an independent provider of credit ratings, research and analytics, offering investors and other market participants information, ratings and benchmarks.
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

Major Portfolio Changes

The following significant changes were made to our portfolio during the three years ended December 31, 2020:

•In January of 2020, we completed the acquisition of the ESG Ratings Business from RobecoSAM, which includes the widely followed SAM* Corporate Sustainability Assessment, an annual evaluation of companies' sustainability practices. The acquisition will bolster our position as the premier resource for essential environmental, social, and governance ("ESG") insights and product solutions for our customers. Through this acquisition, we will be able to offer our customers even more transparent, robust and comprehensive ESG solutions.

•In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. Kensho is a leading-edge provider of next-generation analytics, artificial intelligence, machine learning, and data visualization systems to Wall Street's premier global banks and investment institutions, as well as the National Security community. Beginning in the first quarter of 2019, the contract obligations for revenue from Kensho's major customers were transferred to Market Intelligence for fulfillment.  As a result of this transfer, from January 1, 2019 revenue from contracts with Kensho’s customers is reflected in Market Intelligence’s results.  In 2018, the revenue from contracts with Kensho’s customers was reported in Corporate revenue.

Shareholder Return

During the three years ended December 31, 2020, we have returned approximately $5.8 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $4.1 billion and distributed regular quarterly dividends totaling approximately $1.7 billion. Also, on January 27, 2021 the Board of Directors approved an increase in the quarterly common stock dividend from $0.67 per share to $0.77 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Revenue	$7,442	$6,699	$6,258	11%	7%
Operating profit [2]	$3,617	$3,226	$2,790	12%	16%
% Operating margin	49%	48%	45%
Diluted earnings per share from net income	$9.66	$8.60	$7.73	12%	11%
 1    % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
 2    2020 includes lease impairments of $120 million, employee severance charges of $66 million, IHS Markit merger costs of $24 million, a gain on dispositions $16 million, a technology-related impairment charge of $12 million, lease-related costs of $11 million and Kensho retention related expense of $11 million. 2019 includes a gain on the sale of RigData and SPIAS of $27 million and $22 million, respectively, employee severance charges of $25 million, Kensho retention related expense of $21 million, lease impairments of $11 million and acquisition-related costs of $4 million. 2018 includes legal settlement expenses of $74 million, Kensho retention related expense of $31 million, restructuring charges related to a business disposition and employee severance charges of $25 million and lease impairments of $11 million. 2020 also includes amortization of intangibles from acquisitions of $123 million and 2019 and 2018 includes amortization of intangibles from acquisitions of $122 million.

2020

Revenue increased 11%, with a favorable benefit of 1 percentage point from the net impact of recent acquisitions and dispositions, driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by higher corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue and structured finance transaction revenues. Revenue growth at Market Intelligence was driven by annualized contract value growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher assets under management for exchange traded funds ("ETFs") and mutual funds, an increase in exchange-traded derivatives revenue and higher data subscription revenue. The revenue increase at Platts was primarily due to continued demand for market data, price assessment and analytics products. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 12%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of a higher lease impairment charges in 2020 of 3 percentage points, higher employee severance charges in 2020 of 1 percentage point, a higher gain on dispositions in 2019 of 1 percentage point primarily related to the sale of RigData and Standard & Poor's Investment Advisory Services LLC ("SPIAS") and IHS Markit merger costs in 2020 of 1 percentage point, operating profit increased 18%. The increase was primarily due to revenue growth at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount.

2019

Revenue increased 7%, with an unfavorable impact of 1 percentage point from foreign exchange rates. The increase was driven by revenue growth at all of our reportable segments. Revenue growth at Ratings was driven by an increase in corporate bond ratings revenue and public finance revenue, partially offset by lower bank loan ratings revenue. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop, Credit Risk Solutions and Data Management Solutions products. The increase at Indices was due to higher levels of assets under management for ETFs and mutual funds. Revenue growth at Indices was also favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and benefits related to recent contract renegotiation. The increase at Platts was primarily due to continued demand for market data and price assessment products.

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

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for the year ended December 31, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows.

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

In 2018, we announced the launch of Powering the Markets of the Future to provide a framework for our forward-looking business strategy. Through this framework, we seek to deliver an exceptional, differentiated customer experience by enhancing our foundational capabilities, evolving and growing our core businesses, and pursuing growth via adjacencies. In 2021, we will strive to deliver on our strategic priorities in the following key areas:

Finance

•Meeting or exceeding revenue growth and EBITA margin targets with particular focus on accelerating growth in the greater Asia Pacific region;

•Funding organic opportunities and pursuing disciplined acquisitions, investments and partnerships to support our key growth areas;

•Taking a lead role in the market regarding ESG disclosures and achieving our stated environmental sustainability targets; and

•Executing against Integration Management Office ("IMO") and regulatory milestones; building trust and team cohesion with INFO colleagues; laying groundwork to set proforma organization up for successful realization of our synergy and strategic goals.

Customer

•Continuing to deliver our key initiatives to the market and building them through a customer-first lens;

•Prioritizing customer preferences, while enhancing and adjusting the delivery of our products across multiple channels such as feeds and APIs; and delivering on S&P Global Platform initiatives;

•Incorporating a customer perspective in all divisions and functions, including the reimagining of our customer's work environments and how best to serve them; pursuing partnerships to meet customers where they are; and

•Nurturing and protecting the core franchise, while growing brand equity with the appropriate investments.

Operations

•Improving end-user productivity and experience by providing our employees with the tools and processes to better serve our customers;

•Reimagining our work environment by continuing to standardize our technology and encouraging employee participation in the reshaping of where we work, how we work and how we serve;

•Advancing our risk culture by maturing risk management & compliance processes and our cyber security posture; and

•Utilizing our innovation teams and latest technology to maintain our commitment to advancing our shared data processes and technical capabilities.

People

•Continuing to foster a people first environment, while maintaining existing levels of engagement;

•Encouraging career mobility through career coaching, while attracting and retaining the best people; and

•Improving diverse representation through talent acquisition, advancement and retention, while continuing to raise awareness of racial education.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2021 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Revenue	$7,442	$6,699	$6,258	11%	7%
Expenses:
Operating-related expenses	2,092	1,976	1,838	6%	7%
Selling and general expenses	1,543	1,342	1,424	15%	(6)%
Depreciation and amortization	206	204	206	1%	(1)%
Total expenses	3,841	3,522	3,468	9%	2%
Gain on dispositions	(16)	(49)	—	(67)%	N/M
Operating profit	3,617	3,226	2,790	12%	16%
Other (income) expense, net	(31)	98	(25)	N/M	N/M
Interest expense, net	141	141	134	—%	5%
Loss on extinguishment of debt	279	57	—	N/M	N/M
Provision for taxes on income	694	627	560	11%	12%
Net income	2,534	2,303	2,121	10%	9%
Less: net income attributable to noncontrolling interests	(195)	(180)	(163)	(9)%	(10)%
Net income attributable to S&P Global Inc.	$2,339	$2,123	$1,958	10%	8%
N/M- not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Subscription revenue	$3,036	$2,843	$2,682	7%	6%
Non-subscription / transaction revenue	2,039	1,632	1,401	25%	17%
Non-transaction revenue	1,492	1,401	1,408	6%	(1)%
Asset-linked fees	648	623	542	4%	15%
Sales usage-based royalties	227	200	225	14%	(11)%
% of total revenue:
Subscription revenue	41%	43%	43%
Non-subscription / transaction revenue	27%	24%	22%
Non-transaction revenue	20%	21%	23%
Asset-linked fees	9%	9%	9%
Sales usage-based royalties	3%	3%	3%

U.S. revenue	$4,504	$3,976	$3,750	13%	6%
International revenue:
European region	1,769	1,659	1,543	7%	8%
Asia	782	710	647	10%	10%
Rest of the world	387	354	318	9%	11%
Total international revenue	$2,938	$2,723	$2,508	8%	9%
% of total revenue:
U.S. revenue	61%	59%	60%
International revenue	39%	41%	40%

2020
Revenue increased 11% as compared to 2019. Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-subscription / transaction revenue increased due to an increase in corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue and structured finance transaction revenues at Ratings. Non-transaction revenue increased primarily due to an increase in surveillance revenue, royalty revenue, and higher Ratings Evaluation Service activity. Asset linked fees increased due to the impact of higher average levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

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

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2020 and 2019:

(in millions)	2020		2019		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$948	$395	$897	$392	6%	1%
Market Intelligence [2]	903	524	836	480	8%	9%
Platts [3]	195	208	197	196	(1)%	6%
Indices [4]	149	166	138	139	8%	18%
Intersegment eliminations [5]	(137)	—	(128)	—	(7)%	N/M
Total segments	2,058	1,293	1,940	1,207	6%	7%
Corporate Unallocated expense [6]	34	250	36	135	(6)%	86%
	$2,092	$1,543	$1,976	$1,342	6%	15%
N/M - not meaningful

1     In 2020, selling and general expenses include a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. In 2019, selling and general expenses include employee severance charges of $11 million.
2    In 2020, selling and general expenses include employee severance charges of $27 million and lease-related costs of $3 million. In 2019, selling and general expenses include employee severance charges of $6 million and acquisition-related costs of $4 million.
3 In 2020, selling and general expenses include employee severance charges of $11 million and lease-related costs of $2 million. In 2019, selling and general expenses include employee severance charges of $1 million.
4 In 2020, selling and general expenses include employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million.
5 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
6    In 2020, selling and general expenses include lease impairments of $116 million, IHS Markit merger costs of $24 million, employee severance charges of $19 million, Kensho retention related expense of $12 million and a gain related to an acquisition of $1 million. In 2019, selling and general expenses include Kensho retention related expense of $21 million, lease impairments of $11 million and employee severance charges of $7 million.
Operating-Related Expenses
Operating-related expenses increased as compared to 2019 driven by increases at Market Intelligence and Ratings. The increase at Market Intelligence was primarily due to higher compensation costs driven by investments in growth initiatives and the acquisition of 451 Research, LLC, and higher incentive costs. The increase at Ratings was primarily driven by higher incentive costs. These increases were partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses increased 15%. Excluding the impact of higher lease impairment charges in 2020 of 9 percentage points, higher employee severance charges in 2020 of 3 percentage costs, lease-related costs in 2020 of 1 percentage point, IHS Markit merger costs in 2020 of 1 percentage point and a technology-related impairment charge of 1 percentage point, partially offset by higher Kensho related retention expense in 2019 of 1 percentage point, selling and general expenses increased 1%. This increase was primarily driven by an increase at Market Intelligence due to higher compensation costs driven by investments in growth initiatives and the acquisition of 451 Research, LLC, and higher incentive costs, and an increase at Indices driven by an increase in legal related costs. These increases were partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower rental expense from a reduction in the Company's real estate footprint.

Depreciation and Amortization
Depreciation and amortization increased $2 million, or 1%, compared to 2019 due to an increase in depreciation expense related to assets that began being depreciated in the second half of 2019 and an increase in amortization expense driven by the acquisitions of RobecoSAM, Greenwich Associates LLC and 451 Research, LLC in January 2020, February 2020 and December 2019, respectively.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2019 and 2018:

(in millions)	2019		2018		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$897	$392	$844	$453	6%	(14)%
Market Intelligence [2]	836	480	754	480	11%	—%
Platts [3]	197	196	212	177	(7)%	11%
Indices	138	139	129	130	7%	7%
Intersegment eliminations [4]	(128)	—	(125)	—	(2)%	N/M
Total segments	1,940	1,207	1,814	1,240	7%	(3)%
Corporate Unallocated expense[5]	36	135	24	184	53%	(27)%
	$1,976	$1,342	$1,838	$1,424	7%	(6)%
N/M - not meaningful
1    In 2019, selling and general expenses include employee severance charges of $11 million. In 2018, selling and general expenses include legal settlement expenses of $74 million and employee severance charges of $8 million.
2    In 2019, selling and general expenses include employee severance charges of $6 million and acquisition-related costs of $4 million. In 2018, selling and general expenses include restructuring charges related to a business disposition and employee severance charges of $7 million.
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
Operating-Related Expenses
Operating-related expenses increased as compared to 2018 driven by the acquisition of Kensho in April of 2018 and increases at Ratings, Market Intelligence and Indices. Ratings increased primarily due to an increase in incentive costs, partially offset by lower professional fees. The increase at Market Intelligence was due to higher technology costs, higher compensation costs and an increase in intersegment royalties tied to annualized contract value growth. The increase at Indices was primarily related to increased royalties due to increased traction of royalty-based products and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses decreased 6%. Excluding the impact of legal settlement expenses in 2018 of 5 percentage points and higher Kensho retention related expense in 2018 of 1 percentage point, selling and general expenses remained unchanged. Increases at Platts, Indices and Ratings, were offset by a decrease in expenses at Corporate Unallocated. The increase at Platts was primarily driven by higher technology costs. The increase at Ratings was primarily driven by an increase in incentive costs. Indices increased primarily due to higher legal expenses and compensation costs. These increases were offset by a decrease in expenses at Corporate Unallocated primarily driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018 and a decrease in expenses at Kensho.

Depreciation and Amortization
Depreciation and amortization decreased $2 million, or 1%, compared to 2018 due to decreases at Market Intelligence and Platts related to assets becoming fully depreciated and assets becoming fully amortized at Platts, partially offset by an increase in amortization expense from the acquisition of Kensho in April of 2018.

Gain on Dispositions

During the year ended December 31, 2020, we completed the following dispositions that resulted in a pre-tax gain of $16 million, which was included in Gain on dispositions in the consolidated statements of income:

•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the year ended December 31, 2020, we recorded a pre-tax gain of $11 million ($6 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of IR.
•In September of 2020, we sold our facility at East Windsor, New Jersey. During the year ended December 31, 2020, we recorded a pre-tax gain of $4 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of East Windsor.
•During the year ended December 31, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of SPIAS, a business within our Market Intelligence segment, in July of 2019.
During the year ended December 31, 2019, we completed the following dispositions that resulted in a pre-tax gain of $49 million, which was included in Gain on dispositions in the consolidated statement of income:

•In July of 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During the year ended December 31, 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of RigData.

•In March of 2019, we entered into an agreement to sell SPIAS to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the year ended December 31, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

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

The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Ratings [1]	$2,223	$1,783	$1,554	25%	15%
Market Intelligence [2]	589	566	500	4%	13%
Platts [3]	458	457	401	—%	14%
Indices [4]	666	632	566	5%	12%
Total segment operating profit	3,936	3,438	3,021	14%	14%
Corporate Unallocated [5]	(319)	(212)	(231)	(50)%	8%
Total operating profit	$3,617	$3,226	$2,790	12%	16%
1    2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. 2019 includes employee severance charges of $11 million. 2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. 2020 includes amortization of intangibles from acquisitions of $7 million and 2019 and 2018 includes amortization of intangibles from acquisitions of $2 million.
2    2020 includes employee severance charges of $27 million, a gain on dispositions of $12 million and lease-related costs of $3 million. 2019 includes a gain on the sale of SPIAS of $22 million, employee severance charges of $6 million and acquisition-related costs of $4 million. 2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. 2020, 2019 and 2018 includes amortization of intangibles from acquisitions of $76 million, $75 million and $73 million, respectively.
3 2020 includes employee severance charges of $11 million and lease-related costs of $2 million. 2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million. 2020, 2019 and 2018 includes amortization of intangibles from acquisitions of $9 million, $12 million, and $18 million.
4    2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. 2020, 2019 and 2018 includes amortization of intangibles from acquisitions of $6 million.
5    2020 includes lease impairments of $116 million, IHS Markit merger costs of $24 million, employee severance charges of $19 million, Kensho retention related expense of $12 million and a gain related to an acquisition of $1 million. 2019 includes Kensho retention related expense of $21 million, lease impairments of $11 million and employee severance charges of $7 million. 2018 includes Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million. 2020, 2019 and 2018 includes amortization of intangibles from acquisitions of $26 million, $28 million, and 23 million.

2020

Segment Operating Profit — Increased $498 million, or 14% as compared to 2019. Excluding the impact of higher employee severance charges in 2020 of 1 percentage point, a higher gain on dispositions in 2019 of 1 percentage point primarily related to the sale of RigData and SPIAS, a technology-related impairment charge in 2020 of less than 1 percentage point and lease-related costs in 2020 of less than 1 percentage point, operating profit increased 17%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount.

Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate center functions, select initiatives and unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased by $107 million or 50% as compared to 2019. Excluding the impact of higher lease impairment charges in 2020 of 53 percentage points, IHS Markit merger costs in 2020 of 12 percentage points and higher employee severance charges in 2020 of 6 percentage points, partially offset by lower Kensho retention related expense in 2020 of 6 percentage points and a gain on disposition in 2020 of 2 percentage points, Corporate Unallocated expense decreased 12% primarily driven by lower rental expense from a reduction in the Company's real estate footprint, a decrease in travel and entertainment expenses and lower professional fees, partially offset by contributions to the S&P Global Foundation made in 2020.

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

Other (Income) Expense, net

Other (income) expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net for 2020 was $31 million, other expense, net for 2019 was $98 million and other income, net for 2018 was $25 million. During the year ended December 31, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million. During the year ended December 31, 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The Company also recorded pension settlement charges of $5 million in 2018. Excluding these charges, other income, net was $34 million, $14 million and $29 for 2020, 2019 and 2018, respectively. The increase in other income, net in 2020 compared to 2019 and the decrease in other income, net in 2019 compared to 2018 was primarily due to a higher loss on investments in 2019.

Interest Expense, net

Net interest expense for 2020 remained relatively unchanged compared to 2019, increasing less than 1%.

Net interest expense for 2019 increased $7 million or 5% as compared to 2018, driven by the release of reserves for accrued interest related to the resolution of various tax audits in 2018.

Loss on Extinguishment of Debt

The year ended December 31, 2020 includes $279 million related to the redemption fee on the early retirement of our 4.4% senior notes due in 2026 and a portion of the 6.55% senior notes due in 2037 and 4.5% senior notes due in 2048 in the third quarter of 2020. The year ended December 31, 2019 includes $57 million of costs associated with the early repayment of our 3.3% Senior Notes and a portion of our 6.55% Senior Notes.

Provision for Income Taxes

Our effective tax rate was 21.5%, 21.4% and 20.9% for 2020, 2019 and 2018, respectively. The increase in 2020 was primarily due to a decrease in the recognition of excess tax benefits associated with share-based payments in the statement of income. The increase in 2019 was primarily due to an increase in accruals for potential tax liabilities for prior years in various jurisdictions.

Segment Review

Ratings

Ratings is an independent provider of credit ratings, research, and analytics to investors, issuers and other market participants. Credit ratings are one of several tools investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk, and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issue may default.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for 2020, 2019 and 2018 was $128 million, $118 million and $109 million, respectively.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Revenue	$3,606	$3,106	$2,883	16%	8%

Transaction revenue	$1,977	$1,577	$1,350	25%	17%
Non-transaction revenue	$1,629	$1,529	$1,533	7%	—%
% of total revenue:
Transaction revenue	55%	51%	47%
Non-transaction revenue	45%	49%	53%

U.S. revenue	$2,110	$1,745	$1,619	21%	8%
International revenue	$1,496	$1,361	$1,264	10%	8%
% of total revenue:
U.S. revenue	59%	56%	56%
International revenue	41%	44%	44%

Operating profit [1]	$2,223	$1,783	$1,554	25%	15%
% Operating margin	62%	57%	54%

12020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. 2019 includes employee severance charges of $11 million. 2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. 2020 includes amortization of intangibles from acquisitions of $7 million and 2019 and 2018 includes amortization of intangibles from acquisitions of $2 million.

2020

Revenue increased 16% including a favorable benefit of 1 percentage point from the impact of recent acquisitions. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. mainly resulting from borrowers’ need for increased liquidity in light of the pandemic-related economic downturn, historically low borrowing costs, and central bank lending actions initially announced at the end of the first quarter of 2020, partially offset by a decrease in bank loan ratings revenue and structured finance revenues. Non-transaction revenue increased primarily due to an increase in surveillance revenue, royalty revenue, and higher Ratings Evaluation Service (“RES”) activity driven by increased M&A activity in the fourth quarter of 2020. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had a favorable impact of less than 1 percentage point. Revenue was favorably impacted by the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in January of 2020 and February of 2020, respectively. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-K for further discussion.

Operating profit increased 25%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the impact of a technology-related impairment charge in 2020 of less than 1 percentage point, lease-related costs in 2020 of less than 1 percentage point and higher amortization of intangible assets in 2020 of less than 1 percentage point, partially offset by higher employee severance charges in 2019 of less than 1 percentage point, operating profit increased 25%. The impact of revenue growth was partially offset by an increase in incentive costs and higher compensation costs due to annual merit increases and additional headcount, partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

2019

Revenue increased 8%, with a 1 percentage point unfavorable impact from foreign exchange rates, due to an increase in transaction revenue. Transaction revenue increased due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. and Europe mainly resulting from historically low borrowing costs, partially offset by lower bank loan ratings revenue driven by reduced U.S. issuance volumes. An increase in public finance revenue due to increased issuance also contributed to transaction revenue growth. Non-transaction revenue decreased less than 1% primarily due to the unfavorable impact from foreign exchange rates. Non-transaction revenue was unfavorably impacted by a decline in RES activity, a decrease at CRISIL, primarily within the risk and analytics sector, and lower entity credit ratings revenue, and benefited from an increase in surveillance revenue and higher royalty revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 15%, with a 1 percentage point unfavorable impact from foreign exchange rates. Excluding the impact of higher legal settlement expenses in 2018 of 5 percentage points, operating profit increased 10%. This increase was primarily due to the increase in revenue discussed above combined with a reduction in legal expenses, lower professional fees from increased leverage on the Global Technology Center and internal resources, partially offset by an increase in incentive costs and AWS cloud infrastructure spend.

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

	2020 Compared to 2019
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	66%	10%	27%
Investment-grade issuance	53%	14%	26%
Total issuance	56%	13%	26%
*     Includes Industrials and Financial Services.
•Corporate issuance was up in 2020 driven by increases in both high-yield and investment grade issuance in the U.S. and Europe. U.S high-yield issuance was particularly strong as issuers were taking advantage of historically low borrowing costs. Issuance was also aided by central bank lending actions intended to provide market stabilization. A number of large financing transactions contributed to the increase in investment-grade issuance in the U.S. and Europe in 2020.

	2020 Compared to 2019
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(18)%	24%	(13)%
Structured credit (primarily CLOs)	(22)%	(38)%	(26)%
Commercial mortgage-backed securities (“CMBS”)	(41)%	(60)%	(42)%
Residential mortgage-backed securities (“RMBS”)	(17)%	(20)%	(15)%
Covered bonds	**	(42)%	(35)%
Total issuance	(22)%	(31)%	(23)%
** Represents no activity in 2020 and 2019.

•ABS issuance in the U.S. decreased in 2020 driven by lower market activity due to the impact of COVID-19. ABS issuance in Europe increased in 2020 reflecting low prior year activity as issuers were trying to comply with the new EU framework for STS Securitization (Simple, Transparent, and Standardized).
•Issuance was down in the U.S. and European structured credit markets driven by a decline in CLO transactions as demand for leveraged loans decreased as borrowers turned to the high-yield bond market.
•CMBS issuance was down in the U.S. and Europe reflecting decreased market volume due to the poor market environment and the impact of COVID-19 limiting third party site inspections and appraisal reports.
•RMBS issuance was down in the U.S. and Europe reflecting decreased market volume in Non-Performing Loans (NPL) due to the impact of COVID-19 and the uncertainty on collateral performance.
•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe decreased due to inexpensive central bank funding with TLTRO III.

Industry Highlights and Outlook

Revenue increased in 2020 primarily driven by higher corporate bond issuance in the U.S. and Europe. In 2020, Ratings continued to focus on ESG initiatives and international expansion in China. In 2021, Ratings will continue to focus on accelerating growth in key markets globally and expanding Ratings capabilities in Asia. Additionally, Ratings will continue to focus on developing key product offerings in ESG and developing new product and product features leveraging technology investments.

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

Additional rules augmenting the supervisory framework for credit rating agencies went into effect in 2013. Commonly referred to as CRA3, these rules, among other things:
•impose various additional procedural requirements with respect to ratings of sovereign issuers;
•require member states to adopt laws imposing liability on credit rating agencies for an intentional or grossly negligent failure to abide by the applicable regulations;
•impose mandatory rotation requirements on credit rating agencies hired by issuers of securities for ratings of resecuritizations, which may limit the number of years a credit rating agency can issue ratings for such securities of a particular issuer;
•impose restrictions on credit rating agencies or their shareholders if certain ownership thresholds are crossed; and
•impose additional procedural and substantive requirements on the pricing of services.

The financial services industry is subject to the potential for increased regulation in the EU.
Other Jurisdictions
Outside of the U.S. and the EU, regulators and government officials have also been implementing formal oversight of credit rating agencies. Ratings is subject to regulations in most of the foreign jurisdictions in which it operates and continues to work closely with regulators globally to promote the global consistency of regulatory requirements. This includes the UK, which has established a credit rating agencies oversight regime similar to that in place in the EU, and where Ratings was granted registration with the Financial Conduct Authority on January 1, 2021. Regulators in additional countries may introduce new regulations in the future.
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

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's IR webhosting business to Q4, a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the year ended December 31, 2020, we recorded a pre-tax gain of $11 million ($6 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of IR.

In March of 2019, we entered into an agreement to sell SPIAS, a business within our Market Intelligence segment, to GSAM. SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS. During the year ended December 31, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS in July of 2019.

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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Revenue	$2,106	$1,959	$1,833	8%	7%

Subscription revenue	$2,050	$1,904	$1,773	8%	7%
Non-subscription revenue	$55	$45	$40	21%	12%
Asset-linked fees	$1	$10	$20	(92)%	(50)%
% of total revenue:
Subscription revenue	97%	97%	97%
Non-subscription revenue	3%	2%	2%
Asset-linked fees	—%	1%	1%

U.S. revenue	$1,355	$1,240	$1,180	9%	5%
International revenue	$751	$719	$653	5%	10%
% of total revenue:
U.S. revenue	64%	63%	64%
International revenue	36%	37%	36%

Operating profit [1]	$589	$566	$500	4%	13%
% Operating margin	28%	29%	27%
12020 includes employee severance charges of $27 million, a gain on dispositions of $12 million and lease-related costs of $3 million. 2019 includes a gain on the disposition of SPIAS of $22 million, employee severance charges of $6 million and acquisition-related costs of $4 million. 2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. 2020, 2019 and 2018 includes amortization of intangibles from acquisitions of $76 million, $75 million and $73 million, respectively.

2020

Revenue increased 8% and was favorably impacted by 1 percentage point from the net effect of the recent acquisition of 451 Research, LLC, offset by the disposition of SPIAS and the IR webhosting business. The increase in revenue was driven by growth in annualized contract values for RatingsXpress®, RatingsDirect®, CUSIP, our data feed products within Data Management Solutions and our Market Intelligence Desktop products. Excluding the impact of the acquisition and dispositions favorably impacting Desktop revenue growth by 3 percentage points, revenue growth at Credit Risk Solutions, Data Management Solutions and Desktop was 9%, 9% and 4%, respectively. Both U.S. revenue and international revenue increased compared to 2019. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 4%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the impact of higher employee severance charges in 2020 of 3 percentage points and a higher gain on dispositions in 2019 of 2 percentage points, operating profit increased 9%. The impact of revenue growth was partially offset by higher compensation costs primarily due to annual merit increases, an increase in incentive costs and higher technology costs, partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

2019

Revenue increased 7% and was favorably impacted by less than 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the impact of the acquisitions and disposition, increased revenue was driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, CUSIP and our data feed products within Data Management Solutions. Excluding the impact of the acquisitions and disposition favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 11%, 9% and 4%, respectively. Both domestic and international revenue increased compared to 2018. In 2019, international revenue represented 37% of Market Intelligence's total revenue compared to 36% in 2018. Foreign exchange rates had an unfavorable impact of less than one percentage point. Revenue was favorably impacted by the acquisitions of 451 Research, LLC, Panjiva Inc. ("Panjiva") and the Rate Watch business ("RateWatch") in December of 2019, February of 2018 and June of 2018, respectively, and the transfer of Kensho revenue from Corporate in January of 2019, and unfavorably impacted by the disposition of SPIAS in July of 2019. See Note 1 - Nature of Operations and Basis of Presentation and Note 2 - Acquisitions and Divestitures to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Operating profit increased 13%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on disposition of SPIAS of 6 percentage points, partially offset by the unfavorable impact of acquisition-related costs in 2019 of 1 percentage point, operating profit increased 8%. The increase was primarily due to revenue growth, partially offset by higher technology costs, higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.

Industry Highlights and Outlook

In 2020, Market Intelligence continued to focus on leveraging its strong content heritage to expand the core business, streamlining and enriching the customer experience across all delivery platforms, and harnessing new data sources and technology to extend into new geographies and growth areas such as ESG. In 2021, Market Intelligence will continue to focus on developing key product offerings in growth areas such as ESG and growing new products and product features leveraging technology investments.

Legal and Regulatory Environment

The market for research services is very competitive. Market Intelligence competes domestically and internationally on the basis of a number of factors, including the quality of its research and advisory services, client service, reputation, price, geographic scope, range of products and services, and technological innovation. For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K.

European Union
The EU enacted a package of legislative measures known as MiFID II ("MiFID II"), which revises and updates the existing EU Markets in Financial Instruments Directive framework, and the substantive provisions became applicable in all EU Member

States as of January 3, 2018. MiFID II includes provisions that, among other things, require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits. Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission), the introduction of the MiFID II package may result in changes to the manner in which Market Intelligence licenses its price certain products. MiFID II may impose regulatory burdens on Market Intelligence activities in the EU, although the exact impact and costs are not yet known.

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

•Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•Non-subscription revenue — conference sponsorship, consulting engagements, and events.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Revenue	$878	$844	$815	4%	4%

Subscription revenue	$809	$774	$750	5%	3%
Sales usage-based royalties	$62	$60	$54	3%	11%
Non-subscription revenue	$7	$10	$11	(39)%	(5)%
% of total revenue:
Subscription revenue	92%	92%	92%
Sales usage-based royalties	7%	7%	7%
Non-subscription revenue	1%	1%	1%

U.S. revenue	$283	$281	$283	—%	—%
International revenue	$595	$563	$532	6%	6%
% of total revenue:
U.S. revenue	32%	33%	35%
International revenue	68%	67%	65%

Operating profit [1]	$458	$457	$401	—%	14%
% Operating margin	52%	54%	49%
12020 includes employee severance charges of $11 million and lease-related costs of $2 million. 2019 includes a gain on the disposition of RigData of $27 million and employee severance charges of $1 million. 2020, 2019, and 2018 includes amortization of intangibles from acquisitions of $9 million, $12 million, and $18 million.

2020

Revenue increased 4% and was unfavorably impacted by less than 1 percentage point from the net effect of recent acquisitions of Enerdata and Live Rice Index and the disposition of RigData. Revenue increased primarily due to continued demand for market data, price assessment and analytics products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges due to increased trading volumes in the first half of 2020 contributed to revenue growth. These increases were partially offset by a decrease in conference revenue as a result of cancellation and postponement of events due to COVID-19. International revenue grew and U.S. revenue remained relatively unchanged compared to 2019 with the U.S revenue growth rate being unfavorably impacted by the disposition of RigData in July of 2019. Petroleum continues to be the most significant revenue driver, followed by power & gas, metals & agriculture and petrochemicals also contributing to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit remained relatively unchanged with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the unfavorable impact of the gain on disposition of RigData in 2019 of 6 percentage points and higher employee severance charges in 2020 of 2 percentage points, operating profit increased 8%. The increase was primarily due to revenue growth combined with a reduction in expenses. Expenses decreased primarily due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower costs as a result of cancellation and postponement of events due to COVID-19 and the favorable impact of a benefit resulting from one-time costs related to the discontinuation of a product line at Platts in 2019. These decreases were partially offset by an increase in operating costs to support business initiatives at Platts and higher incentive costs.

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

Operating profit increased 14% with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on the disposition of RigData of 7 percentage points and lower amortization of intangibles in 2019 of 2 percentage points, operating profit increased 6%. The increase was primarily due to revenue growth, partially offset by an increase in operating costs to support revenue growth and business initiatives at Platts, including Asia expansion initiatives, an increase in compensation costs due to annual merit increases and increased headcount, higher technology costs, an increase in the bad debt provision in the current year and one-time costs related to the discontinuation of a product line at Platts.

Industry Highlights and Outlook

In 2020, sustained demand for market data and price assessment products, led by petroleum, continued to drive revenue growth. In 2020, Platts continued to focus on extending the core business through innovation, simplifying its product and platform strategy, and driving commercial transformation. In 2021, Platts will continue to focus on accelerating growth in key markets globally and expanding Platts capabilities in Asia. Additionally, Platts will continue to focus on developing new product and product features leveraging technology investments and developing key product offerings in ESG.

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
European Union
The EU has enacted MiFID II, which revise and update the existing EU Markets in Financial Instruments Directive and the substantive provisions became applicable in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission), the introduction of the MiFID II package may result in changes to the manner in which Platts licenses its price assessments. MiFID II and the Market Abuse Regulation ("MAR") may impose additional regulatory burdens on Platts activities in the EU over time, but they have not yet resulted in increased substantive impact or costs.
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
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales-usage royalties of its indices, and to a lesser extent data subscription arrangements. Specifically, Indices generates revenue from the following sources:
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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Revenue	$989	$918	$837	8%	10%

Asset-linked fees	$647	$613	$522	5%	18%
Subscription revenue	$177	$165	$144	8%	14%
Sales usage-based royalties	$165	$140	$171	18%	(18)%
% of total revenue:
Asset-linked fees	65%	67%	62%
Subscription revenue	18%	18%	17%
Sales usage-based royalties	17%	15%	21%

U.S. revenue	$826	$772	$719	7%	7%
International revenue	$163	$146	$118	12%	24%
% of total revenue:
U.S. revenue	84%	84%	86%
International revenue	16%	16%	14%

Operating profit [1]	$666	$632	$566	5%	12%
Less: net income attributable to noncontrolling interests	$181	$170	$151	7%	12%
Net operating profit	$485	$462	$415	5%	11%
% Operating margin	67%	69%	68%
% Net operating margin	49%	50%	50%
12020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. 2020, 2019 and 2018 includes amortization of intangibles from acquisitions of $6 million.
2020

Revenue increased 8% primarily due to higher average levels of assets under management ("AUM") for ETFs and mutual funds, an increase in exchange-traded derivatives revenue and higher data subscription revenue, partially offset by lower over-the-counter derivative revenue. Average levels of AUM for ETFs increased 12% to $1.681 trillion and ending AUM for ETFs increased 18% to $1.998 trillion compared to 2019.

Operating profit grew 5%. Excluding the impact of employee severance charges in 2020 of 1 percentage point and a lease impairment charge in 2020 of 1 percentage point, operating profit increased 7%. The impact of revenue growth was partially offset by an increase in compensation costs due to annual merit increases and additional headcount as well as professional costs, higher incentive costs and an increase in legal related costs, partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower cost of sales. Foreign exchange rates had a favorable impact of less than 1 percentage point.

2019

Revenue increased 10% due to higher levels of AUM for ETFs and mutual funds. Additionally, revenue was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and benefits related to contract renegotiations. These increases were partially offset by a decrease in exchange-traded derivatives revenue primarily driven by lower volumes in 2019. Ending AUM for ETFs increased 30% to $1.696 trillion in 2019 and average AUM for ETFs increased 8% to $1.503 trillion compared to 2018. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit grew 12%. The impact of revenue growth was partially offset by higher operating costs from increased royalties due to increased traction of royalty-based products, higher legal expenses and increased compensation costs primarily driven by additional headcount, partially offset by lower incentive costs. Foreign exchange rates had a favorable impact of 1 percentage point.

Industry Highlights and Outlook

Indices continues to be the leading index provider for the ETF market space. In 2020, higher average levels of AUM for ETFs contributed to revenue growth. In 2020, Indices continued to focus on growing the core business, expanding innovative offerings with focus on differentiated solutions such as factor, multi-asset-class, and ESG indices, and growing globally through collaborative client relationships. In 2021, Indices will continue to focus on developing key product offerings in ESG, multi-asset-class and factor indices and developing new product and product features leveraging technology investments.

Legal and Regulatory Environment

Over the past four years the financial benchmarks industry has been subject to specific benchmark regulation in the European Union (the "EU Benchmark Regulation") and Australia (the "Australia Benchmark Regulation"). Other jurisdictions are also considering new regulation for financial benchmarks.
The EU Benchmark Regulation was published June 30, 2016 and included provisions applicable to Indices and Platts. Both Indices and Platts have established separate benchmark administrators in connection with their benchmark activities in Europe. The Indices and Platts entities are both based in Amsterdam and are authorized by the Dutch Authority for Financial Markets (AFM). This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.

The Australian Benchmark Regulation was enacted in June of 2018 and included provisions applicable to Indices, designating the S&P ASX 200 a significant financial benchmark and therefore requiring Indices, as the administrator of the S&P ASX 200, to obtain a license from the Australian Securities and Investment Commission (“ASIC”). Indices has obtained the relevant license. Although narrower in scope, the requirements of the Australian Benchmark Regulation are similar to those of the EU Benchmark Regulation. This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.

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

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2021, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $4.1 billion as of December 31, 2020, an increase of $1.2 billion as compared to December 31, 2019.

(in millions)	Year ended December 31,
	2020	2019	2018
Net cash provided by (used for):
Operating activities	$3,567	$2,776	$2,064
Investing activities	(240)	(131)	(513)
Financing activities	(2,166)	(1,751)	(2,288)

In 2020, free cash flow increased to $3.3 billion compared to $2.5 billion in 2019. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities
Cash provided by operating activities increased to $3.6 billion in 2020 as compared to $2.8 billion in 2019. The increase is mainly due to higher results from operations in 2020 and improved cash collections on accounts receivable in 2020.

Cash provided by operating activities increased to $2.8 billion in 2019 as compared to $2.1 billion in 2018. The increase is mainly due to higher results from operations, lower incentive compensation payments and low legal settlement payments in 2019.
Investing activities
Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $0.2 billion for 2020 as compared to $0.1 billion in 2019, primarily due to cash used for the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in 2020.

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

Cash used for financing activities increased to $2.2 billion in 2020 from $1.8 billion in 2019. The increase is primarily attributable to cash used for the redemption and extinguishment of the $900 million outstanding principal amount of our 4.4% senior notes due in 2026 and a portion of the outstanding principal amounts of our 6.55% senior notes due in 2037 and our 4.5% senior notes due in 2048 in 2020, partially offset by proceeds from the issuance of senior notes in 2020. See Note 5 — Debt to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Cash used for financing activities decreased to $1.8 billion in 2019 from $2.3 billion in 2018. The decrease is primarily attributable to higher cash paid for share repurchases in 2018 and proceeds from the issuance of senior notes in 2019.

During 2020, we used cash to repurchase 4.0 million shares for $1,164 million. We entered into two accelerated share repurchase ("ASR") agreements with a financial institution on February 11, 2020 to initiate share repurchases aggregating $500 million each. We repurchased a total of 1.7 million shares under each ASR agreement for an average purchase price of $292.13 per share.

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

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the total shares of our outstanding common stock at that time. Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2020, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program.

See Note 9 — Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion related to our ASR agreements.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of December 31, 2020 and 2019, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility during the year ended December 31, 2020 and 2019.

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

Dividends

On January 27, 2021, the Board of Directors approved an increase in the quarterly common stock dividend from $0.67 per share to $0.77 per share.

Supplemental Guarantor Financial Information

The senior notes described below were issued by S&P Global Inc. and are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company. All senior notes have been registered with the SEC in connection with exchange offers.

•On August 13, 2020, we issued $600 million of 1.25% senior notes due in 2030 and $700 million of 2.3% senior notes due in 2060.
•On November 26, 2019, we issued $500 million of 2.5% senior notes due in 2029 and $600 million of 3.25% senior notes due in 2049.
•On May 17, 2018, we issued $500 million of 4.5% senior notes due in 2048.
•On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027.
•On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025.
•On November 2, 2007 we issued $400 million of 6.55% Senior Notes due 2037.

The notes above are unsecured and unsubordinated and rank equally and ratably with all of our existing and future unsecured and unsubordinated debt. The guarantees are the subsidiary guarantor’s unsecured and unsubordinated debt and rank equally and ratably with all of the subsidiary guarantor’s existing and future unsecured and unsubordinated debt.

The guarantees of the subsidiary guarantor may be released and discharged upon (i) a sale or other disposition (including by way of consolidation or merger) of the subsidiary guarantor or the sale or disposition of all or substantially all the assets of the subsidiary guarantor (in each case other than to the Company or a person who, prior to such sale or other disposition, is an affiliate of the Company); (ii) upon defeasance or discharge of any applicable series of the notes, as described above; or (iii) at such time as the subsidiary guarantor ceases to guarantee indebtedness for borrowed money, other than a discharge through payment thereon, under any Credit Facility of the Company, other than any such Credit Facility of the Company the guarantee of which by the subsidiary guarantor will be released concurrently with the release of the subsidiary guarantor’s guarantees of the notes.

Other subsidiaries of the Company do not guarantee the registered debt securities of either S&P Global Inc. or Standard & Poor's Financial Services LLC (the "Obligor Group") which are referred to as the “Non-Obligor Group”.

The following tables set forth the summarized financial information of the Obligor Group on a combined basis. This summarized financial information excludes the Non-Obligor Group. Intercompany balances and transactions between members of the Obligor Group have been eliminated. This information is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Summarized results of operations year ended December 31 is as follows:

(in millions)	2020
Revenue	$3,082
Operating Profit	1,923
Net Income	712
Net income attributable to S&P Global Inc.	712

Summarized balance sheet information as of December 31 is as follows:

(in millions)	2020	2019
Current assets (excluding intercompany from Non-Obligor Group)	$3,093	$1,611
Noncurrent assets	1,055	1,225
Current liabilities (excluding intercompany to Non-Obligor Group)	1,179	1,052
Noncurrent liabilities	4,936	4,762
Intercompany payables to Non-Obligor Group	3,893	2,785

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

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2021.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2020, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$—	$—	$695	$3,415	$4,110
Interest payments	$130	$261	$243	$1,867	$2,501
Operating leases [2]	$120	$188	$128	$302	$738
Purchase obligations and other [3]	$142	$171	$66	$33	$412
Total contractual cash obligations	$392	$620	$1,132	$5,617	$7,761
1Our debt obligations are described in Note 5 – Debt to our consolidated financial statement.
2See Note 13 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.
3Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2020, we had $121 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2020, we have recorded $2,781 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2020, we contributed $12 million to our retirement plans. Expected employer contributions in 2021 are $11 million and $4 million for our retirement and postretirement plans, respectively. In 2021, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any material relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(in millions)	Year ended December 31,			% Change
	2020	2019	2018	’20 vs ’19	’19 vs ’18
Cash provided by operating activities	$3,567	$2,776	$2,064	28%	34%
Capital expenditures	(76)	(115)	(113)
Distributions to noncontrolling interest holders, net [1]	(194)	(143)	(154)
Free cash flow	$3,297	$2,518	$1,797	31%	40%
Settlement of prior-year tax audits	—	51	73
Tax on gain from sale of SPIAS and RigData	—	13	—
Payment of legal settlements	—	1	180
Tax benefit from legal settlements	—	—	(44)
Free cash flow excluding above items	$3,297	$2,583	$2,006	28%	29%
1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices LLC joint venture by the noncontrolling interest holders.

(in millions)	2020	2019	2018	’20 vs ’19	’19 vs ’18
Cash used for investing activities	(240)	(131)	(513)	84%	(75)%
Cash used for financing activities	(2,166)	(1,751)	(2,288)	24%	(23)%
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

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions, and by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $16 million.

During the year ended December 31, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process including the expected adverse impact of COVID-19 on the global economy. Based on our current outlook these assumptions are not expected to significantly change in 2021.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2020 and 2019, the carrying value of goodwill and other indefinite-lived intangible assets was $4.6 billion and $4.4 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our four reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a quantitative impairment test. If the fair value of the reporting unit is less than the carrying value, the difference is recognized as an impairment charge. For 2020, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair values were greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2020, 2019, and 2018.

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

The following is a discussion of some significant assumptions that we make in determining costs and obligations for pension and other postretirement benefits:
•Discount rate assumptions are based on current yields on high-grade corporate long-term bonds.
•Healthcare cost trend assumptions are based on historical market data, the near-term outlook and an assessment of likely long-term trends.
•The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term.

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2021	2020	2019	2021	2020	2019
Discount rate	2.75%	3.45%	4.40%	2.20%	3.08%	4.15%
Return on assets	5.00%	5.50%	6.00%
Weighted-average healthcare cost rate				6.00%	6.50%	6.50%

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

In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2020 and 2019.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2021. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2020, we have approximately $3.1 billion of undistributed earnings of our foreign subsidiaries, of which $0.8 billion is reinvested indefinitely in our foreign operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. During the years ended December 31, 2020, 2019 and 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. During the years ended December 31, 2020, 2019 and 2018, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. For the years ended December 31, 2020 and 2019, we entered into cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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
As described in Notes 1 and 9 to the financial statements, the Company has an agreement with the minority partners of its S&P Dow Jones Indices LLC joint venture that contains redemption features outside of the control of the Company. This arrangement is reported as a redeemable noncontrolling interest at fair value of $2,781 million at December 31, 2020. The Company adjusts the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches.

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
February 9, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of S&P Global Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
February 9, 2021

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2020	2019	2018
Revenue	$7,442	$6,699	$6,258
Expenses:
Operating-related expenses	2,092	1,976	1,838
Selling and general expenses	1,543	1,342	1,424
Depreciation	83	82	84
Amortization of intangibles	123	122	122
Total expenses	3,841	3,522	3,468
Gain on dispositions	(16)	(49)	—
Operating profit	3,617	3,226	2,790
Other (income) expense, net	(31)	98	(25)
Interest expense, net	141	141	134
Loss on extinguishment of debt	279	57	—
Income before taxes on income	3,228	2,930	2,681
Provision for taxes on income	694	627	560
Net income	2,534	2,303	2,121
Less: net income attributable to noncontrolling interests	(195)	(180)	(163)
Net income attributable to S&P Global Inc.	$2,339	$2,123	$1,958

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$9.71	$8.65	$7.80
Diluted	$9.66	$8.60	$7.73
Weighted-average number of common shares outstanding:
Basic	241.0	245.4	250.9
Diluted	242.1	246.9	253.2

Actual shares outstanding at year end	240.6	244.0	248.4
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2020	2019	2018
Net income	$2,534	$2,303	$2,121
Other comprehensive income:
Foreign currency translation adjustments	(24)	10	(96)
Income tax effect	22	8	(4)
	(2)	18	(100)

Pension and other postretirement benefit plans	(31)	141	(14)
Income tax effect	8	(39)	9
	(23)	102	(5)

Unrealized gain (loss) on forward exchange contracts	17	(2)	2
Income tax effect	(5)	—	—
	12	(2)	2

Comprehensive income	2,521	2,421	2,018
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(14)	(10)	(12)
Less: comprehensive income attributable to redeemable noncontrolling interests	(181)	(170)	(151)
Comprehensive income attributable to S&P Global Inc.	$2,326	$2,241	$1,855
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,108	$2,866
Restricted cash	14	20
Short-term investments	9	28
Accounts receivable, net of allowance for doubtful accounts: 2020- $30 ; 2019 - $34	1,593	1,577
Prepaid and other current assets	264	221
Total current assets	5,988	4,712
Property and equipment:
Buildings and leasehold improvements	364	420
Equipment and furniture	507	522
Total property and equipment	871	942
Less: accumulated depreciation	(587)	(622)
Property and equipment, net	284	320
Right of use assets	494	676
Goodwill	3,735	3,575
Other intangible assets, net	1,352	1,424
Other non-current assets	684	641
Total assets	$12,537	$11,348
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$233	$190
Accrued compensation and contributions to retirement plans	551	446
Income taxes currently payable	84	68
Unearned revenue	2,168	1,928
Other current liabilities	551	461
Total current liabilities	3,587	3,093
Long-term debt	4,110	3,948
Lease liabilities – non-current	544	620
Pension and other postretirement benefits	291	259
Other non-current liabilities	653	624
Total liabilities	9,185	8,544
Redeemable noncontrolling interest	2,781	2,268
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2020 - 294 million shares; 2019 - 294 million shares	294	294
Additional paid-in capital	946	903
Retained income	13,367	12,205
Accumulated other comprehensive loss	(637)	(624)
Less: common stock in treasury - at cost: 2020 - 53 million shares; 2019 - 50 shares	(13,461)	(12,299)
Total equity – controlling interests	509	479
Total equity – noncontrolling interests	62	57
Total equity	571	536
Total liabilities and equity	$12,537	$11,348
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$2,534	$2,303	$2,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	83	82	84
Amortization of intangibles	123	122	122
Provision for losses on accounts receivable	17	18	21
Deferred income taxes	(31)	46	81
Stock-based compensation	90	78	94
Gain on dispositions	(16)	(49)	—
Accrued legal settlements	9	—	1
Pension settlement charge, net of taxes	2	85	—
Loss on extinguishment of debt	279	57	—
Lease impairment charges	120	11	11
Other	110	25	41
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	18	(135)	(164)
Prepaid and other current assets	(85)	(81)	(1)
Accounts payable and accrued expenses	132	73	(106)
Unearned revenue	220	256	70
Accrued legal settlements	—	(1)	(108)
Other current liabilities	(15)	(56)	(67)
Net change in prepaid/accrued income taxes	(2)	(41)	(7)
Net change in other assets and liabilities	(21)	(17)	(129)
Cash provided by operating activities	3,567	2,776	2,064
Investing Activities:
Capital expenditures	(76)	(115)	(113)
Acquisitions, net of cash acquired	(201)	(91)	(401)
Proceeds from dispositions	18	85	6
Changes in short-term investments	19	(10)	(5)
Cash used for investing activities	(240)	(131)	(513)
Financing Activities:
Proceeds from issuance of senior notes, net	1,276	1,086	489
Payments on senior notes	(1,394)	(868)	(403)
Dividends paid to shareholders	(645)	(560)	(503)
Distributions to noncontrolling interest holders, net	(194)	(143)	(154)
Repurchase of treasury shares	(1,164)	(1,240)	(1,660)
Exercise of stock options	16	40	34
Purchase of additional CRISIL shares	—	—	(25)
Employee withholding tax on share-based payments and other	(61)	(66)	(66)
Cash used for financing activities	(2,166)	(1,751)	(2,288)
Effect of exchange rate changes on cash	75	34	(84)
Net change in cash, cash equivalents, and restricted cash	1,236	928	(821)
Cash, cash equivalents, and restricted cash at beginning of year	2,886	1,958	2,779
Cash, cash equivalents, and restricted cash at end of year	$4,122	$2,886	$1,958
Cash paid during the year for:
Interest	$159	$162	$151
Income taxes	$683	$659	$558
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income		Accumulated Other Comprehensive Loss		Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$412	$525	$10,023		$(649)		$9,602	$709	$57	$766
Comprehensive income [1]			1,958		(103)			1,855	12	1,867
Dividends (Dividend declared per common share — $2.00 per share)			(503)					(503)	(11)	(514)
Share repurchases		(75)					1,585	(1,660)		(1,660)
Retirement of common stock	(118)						(118)	—		—
Employee stock plans		56					(28)	84		84
Change in redemption value of redeemable noncontrolling interest			(228)					(228)		(228)
Increase in CRISIL ownership		(25)						(25)	2	(23)
Stock consideration for Kensho		352						352		352
Other			34	[2]	$10	[2]		44	(4)	40
Balance as of December 31, 2018	$294	$833	$11,284		$(742)		$11,041	$628	$56	$684
Comprehensive income [1]			2,123		118			2,241	10	2,251
Dividends (Dividend declared per common share — $2.28 per share)			(560)					(560)	(10)	(570)
Share repurchases		75					1,315	(1,240)		(1,240)
Employee stock plans		(5)					(57)	52		52
Capital contribution from noncontrolling interest			(36)					(36)		(36)
Change in redemption value of redeemable noncontrolling interest			(608)					(608)		(608)
Other			2					2	1	3
Balance as of December 31, 2019	$294	$903	$12,205		$(624)		$12,299	$479	$57	$536
Comprehensive income [1]			2,339		(13)			2,326	14	2,340
Dividends (Dividend declared per common share — $2.68 per share)			(645)					(645)	(11)	(656)
Share repurchases							1,164	(1,164)		(1,164)
Employee stock plans		43					(2)	45		45
Change in redemption value of redeemable noncontrolling interest			(532)					(532)		(532)
Other								—	2	2
Balance as of December 31, 2020	$294	$946	$13,367		$(637)		$13,461	$509	$62	$571
1     Excludes $181 million, $170 million and $151 million in 2020, 2019 and 2018, respectively, attributable to redeemable noncontrolling interest.
2     Includes opening balance sheet adjustments related to the adoption of the new revenue recognition standard and the reclassification of the unrealized loss on investments from Accumulated other comprehensive loss to Retained income.
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
•Ratings is an independent provider of credit ratings, research and analytics, offering investors and other market participants information, ratings and benchmarks.
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
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. Beginning in the first quarter of 2019, the contract obligations for revenue from Kensho's major customers were transferred to Market Intelligence for fulfillment.  As a result of this transfer, from January 1, 2019, revenue from contracts with Kensho’s customers is reflected in Market Intelligence’s results.  In 2018, the revenue from contracts with Kensho’s customers was reported in Corporate revenue. Restricted cash of $14 million and $20 million included in our consolidated balance sheets as of December 31, 2020 and 2019, respectively, includes amounts held in escrow accounts in connection with our acquisition of Kensho. See Note 2 — Acquisitions and Divestitures for additional information and Note 12 – Segment and Geographic Information for further discussion on our reportable segments.

Adoption of ASC 842, “Leases”
On January 1, 2019, we adopted Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 842 that requires a lessee to recognize "right of use" assets with offsetting lease liabilities on the balance sheet, with expenses recognized similar to previously issued guidance. We adopted the new lease standard effective January 1, 2019 using the modified retrospective transition method. Under this transition method, the standard was adopted prospectively without restating prior period's financial statements. As part of the adoption, we elected the practical expedient to not separate lease and non-lease components. See Note 13 — Commitments and Contingencies for further details on our leases.

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
Non-transaction revenue
Non-transaction revenue at Ratings is primarily related to surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment revenue elimination of $137 million, $128 million and $125 million for the years ended December 31, 2020, 2019, and 2018 respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

•ratings related to new issuance of corporate and government debt instruments; as well as structured finance instruments;

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

Contract Assets
Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of December 31, 2020 and 2019, contract assets were $7 million and $28 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance for the year ended December 31, 2020 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $1.9 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.3 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commission programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were $129 million and $115 million as of December 31, 2020 and December 31, 2019, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

Other (Income) Expense, net
The components of other (income) expense, net for the year ended December 31 are as follows:

(in millions)	2020	2019	2018
Other components of net periodic benefit cost [1]	$(32)	$79	$(30)
Net loss from investments	1	19	5
Other (income) expense, net	$(31)	$98	$(25)

1 The net periodic benefit cost for our retirement and post retirement plans for the year ended December 31, 2020 includes a non-cash pre-tax settlement charge of $3 million. During the year ended December 31, 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The net periodic benefit cost for our retirement and post retirement plans for the year ended December 31, 2019 includes a non-cash pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $4.1 billion and $2.9 billion as of December 31, 2020 and 2019, respectively. These investments are not subject to significant market risk.

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

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions, and by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators.

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross capitalized technology costs were $209 million and $212 million as of December 31, 2020 and 2019, respectively. Accumulated amortization of capitalized technology costs was $150 million and $129 million as of December 31, 2020 and 2019, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have forward exchange contracts and cross currency swaps that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $4.6 billion and $4.4 billion as of December 31, 2020 and 2019, respectively, and was estimated based on quoted market prices.

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

We initially perform a qualitative analysis evaluating whether any events and circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. If, based on our evaluation we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than their respective carrying amounts we perform a quantitative impairment test.

When conducting our impairment test to evaluate the recoverability of goodwill at the reporting unit level, the estimated fair value of the reporting unit is compared to its carrying value including goodwill. Fair value of the reporting units are estimated using the income approach, which incorporates the use of the discounted free cash flow (“DCF”) analyses and are corroborated using the market approach, which incorporates the use of revenue and earnings multiples based on market data. The DCF analyses are based on the current operating budgets and estimated long-term growth projections for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. In addition, we analyze any difference between the sum of the fair values of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums. If the fair value of the reporting unit is less than the carrying value, the difference is recognized as an impairment charge.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2020, 2019 and 2018.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $29 million, $34 million and $33 million in advertising costs for the years ended December 31, 2020, 2019 and 2018, respectively.

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

In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2020 and 2019.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2021. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2020, we have approximately $3.1 billion of undistributed earnings of our foreign subsidiaries, of which $0.8 billion is reinvested indefinitely in our foreign operations.

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

Recent Accounting Standards
In August of 2020, the Financial Accounting Standards Board ("FASB") issued guidance that amends the accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity. The guidance is effective for reporting periods beginning after December 15, 2020; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

In June of 2016, the FASB issued guidance amending the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. We adopted this guidance on January 1, 2020. The adoption of this guidance impacted our process for assessing the adequacy of our allowance for doubtful accounts on accounts receivable and contract assets by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks in concert with our historical process contemplating experienced receivable write off rates from past events and current economic conditions. The adoption of this guidance did not have a significant impact on our consolidated financial statements. During the twelve months ended December 31, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process including the expected adverse impact of the 2019 novel coronavirus ("COVID-19") on the global economy.

Reclassification

Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

Acquisitions

Merger Agreement

In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. As of December 31, 2020, IHS Markit had approximately 396.6 million shares outstanding. Subject to certain closing conditions, the merger is expected to be completed in the second half of 2021.

2020
For the year ended December 31, 2020, we paid cash for acquisitions of $201 million, net of cash acquired, funded with cash from operations. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. Acquisitions completed during the year ended December 31, 2020 included:

•In February of 2020, CRISIL, included within our Ratings segment, completed the acquisition of Greenwich Associates LLC ("Greenwich"), a leading provider of proprietary benchmarking data, analytics and qualitative, actionable insights that helps financial services firms worldwide measure and improve business performance. The acquisition will complement CRISIL's existing portfolio of products and expand offerings to new segments across financial services including commercial banks and asset and wealth managers. We accounted for this acquisition using the purchase method of accounting. The acquisition of Greenwich is not material to our consolidated financial statements.

•In January of 2020, we completed the acquisition of the ESG Ratings Business from RobecoSAM, which includes the widely followed SAM* Corporate Sustainability Assessment, an annual evaluation of companies' sustainability practices. The acquisition will bolster our position as the premier resource for essential environmental, social, and governance ("ESG") insights and product solutions for our customers. Through this acquisition, we will be able to offer our customers even more transparent, robust and comprehensive ESG solutions. We accounted for this acquisition using the purchase method of accounting. The acquisition of the ESG Ratings Business is not material to our consolidated financial statements.

For acquisitions during 2020 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives between 3 and 10 years which will be determined when we finalize our purchase price allocations. The goodwill for Greenwich and ESG Ratings Business is expected to be deductible for tax purposes.

2019
For the year ended December 31, 2019, we paid cash for acquisitions of $91 million, net of cash acquired, funded with cash from operations. None of our acquisitions were material either individually or in aggregate, including the pro forma impact on earnings. Acquisitions completed during the year ended December 31, 2019 included:

•In December of 2019, Market Intelligence acquired 451 Research, LLC ("451 Research"), a privately-held research and advisory firm that provides intelligence, expertise and data covering high-growth emerging technology segments. This acquisition will expand and strengthen Market Intelligence's research coverage, adding differentiated expertise and intelligence with comprehensive offerings in technologies. We accounted for this acquisition using the purchase method of accounting. The acquisition of 451 Research is not material to our consolidated financial statements.

•In September of 2019, Platts acquired Canadian Enerdata Ltd. ("Enerdata"), an independent provider of energy data and information in Canada, to further enhance Platts' North American natural gas offering. We accounted for the acquisition using the purchase method of accounting. The acquisition of Enerdata is not material to our consolidated financial statements.

•In August of 2019, Platts acquired Live Rice Index ("LRI"), a global provider of information and benchmark price assessments for the rice industry. The purchase expands Platts portfolio of agricultural price assessments while extending its data and news coverage in key export regions for international grains. We accounted for the acquisition using the purchase method of accounting. The acquisition of LRI is not material to our consolidated financial statements.

•In July of 2019, we completed the acquisition of the Orion technology center from Ness Technologies. Orion was developed to become our center of excellence for technology talent to focus on innovation by providing employees with access to the latest technologies and global communications infrastructure, as well as physical spaces that enable highly-collaborative teams. We accounted for the acquisition using the purchase method of accounting. The acquisition of Orion is not material to our consolidated financial statements.

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

2018
For the year ended December 31, 2018, we paid for acquisitions in a mix of cash and stock. We paid cash for acquisitions of $401 million, net of cash acquired, funded with cash flows from operations. Additionally, stock consideration was given for our acquisition of Kensho. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2018 included:

•In December of 2018, Indices purchased the balance of the intellectual property ("IP") rights in a family of indices derived from the S&P 500, solidifying its IP in and to the S&P 500 index family. We accounted for the acquisition on a cost basis. The transaction is not material to our consolidated financial statements.

•In August of 2018, we acquired a 5.03% investment in FiscalNote, a technology innovator at the intersection of global business and government that provides advanced, data-driven Issues Management solutions. We measured the investment in FiscalNote at cost, less any impairment, and changes resulting from observable price changes will be recorded in the consolidated statements of income. The investment in FiscalNote is not material to our consolidated financial statements.

•In June of 2018, Market Intelligence acquired the RateWatch business ("RateWatch") from TheStreet, Inc., a B2B data business that offers subscription and custom reports on bank deposits, loans, fees and other product data to the financial services industry. The acquisition will complement and strengthen Market Intelligence's core capabilities of providing differentiated data and analytics solutions for the banking sector. We accounted for the acquisition of RateWatch using the purchase method of accounting. The acquisition of RateWatch is not material to our consolidated financial statements.

•In April of 2018, we acquired Kensho for approximately $550 million, net of cash acquired, in a mix of cash and stock. Kensho is a leading-edge provider of next-generation analytics, artificial intelligence, machine learning, and data visualization systems to Wall Street's premier global banks and investment institutions, as well as the National Security community. The acquisition will strengthen S&P Global's emerging technology capabilities, enhance our ability to deliver essential, actionable insights that will transform the user experience for our clients, and accelerate efforts to improve efficiency and effectiveness of our core internal operations. We accounted for the acquisition of Kensho using the purchase method of accounting. The acquisition of Kensho is not material to our consolidated financial statements.

•In February of 2018, Market Intelligence acquired Panjiva, Inc. ("Panjiva"), a privately-held company that provides deep, differentiated, sector-relevant insights on global supply chains, leveraging data science and technology to make sense of large, unstructured datasets. The acquisition will help strengthen the insights, products and data that we provide to our clients throughout the world. We accounted for the acquisition of Panjiva using the purchase method of accounting. The acquisition of Panjiva is not material to our consolidated financial statements.

•In January of 2018, CRISIL, included within our Ratings segment, acquired a 100% stake in Pragmatix Services Private Limited ("Pragmatix"), a data analytics company focused on delivering cutting edge solutions in the "data to intelligence" life cycle to the Banking, Financial Services and Insurance vertical. The acquisition will strengthen CRISIL's position as an agile, innovative and global analytics company. We accounted for the acquisition of Pragmatix using the purchase method of accounting. The acquisition of Pragmatix is not material to our consolidated financial statements.

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

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2020	2019	2018
Fair value of assets acquired	$219	$110	$857
Cash and stock consideration (net of cash acquired)	201	91	803
Liabilities assumed	$18	$19	$54

Divestitures

2020
During the year ended December 31, 2020, we completed the following dispositions that resulted in a pre-tax gain of $16 million, which was included in Gain on dispositions in the consolidated statement of income:

•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the year ended December 31, 2020, we recorded a pre-tax gain of $11 million ($6 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of IR.

•In September of 2020, we sold our facility at East Windsor, New Jersey. During the year ended December 31, 2020, we recorded a pre-tax gain of $4 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of East Windsor.

•During the year ended December 31, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS"), a business within our Market Intelligence segment, in July of 2019.

2019
During the year ended December 31, 2019, we completed the following dispositions that resulted in a pre-tax gain of $49 million, which was included in Gain on dispositions in the consolidated statement of income:

•On July 31, 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During the year ended December 31, 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of RigData.

•In March of 2019, we entered into an agreement to sell SPIAS to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the year ended December 31, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

2018
During the year ended December 31, 2018, we did not complete any material dispositions.

The operating profit of our businesses that were disposed of for the years ending December 31, 2020, 2019, and 2018 is as follows:

(in millions)	Year ended December 31,
	2020	2019	2018
Operating profit [1]	$2	$16	$20
1 The year ended December 31, 2020 excludes a pre-tax gain on the sale of the IR webhosting business of $11 million. The year ended December 31, 2019 excludes a pre-tax gain on the sale of RigData and SPIAS of $27 million and $22 million, respectively.

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Total
Balance as of December 31, 2018	$113	$2,029	$516	$379	$498	$3,535
Acquisitions	—	44	6	—	—	50
Dispositions	—	(12)	(3)	—	—	(15)
Reclassifications	—	3	—	(3)	—	—
Other [1]	2	(2)	2	—	3	5
Balance as of December 31, 2019	115	2,062	521	376	501	3,575
Acquisitions	138	—	—	—	—	138
Dispositions	—	(2)	—	—	—	(2)
Other [1]	10	11	6	—	(3)	24
Balance as of December 31, 2020	$263	$2,071	$527	$376	$498	$3,735
1Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2020 includes adjustments related to Investor Relations. 2019 includes adjustments related to Panjiva, Rate Watch and Eclipse.

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $846 million as of December 31, 2020 and 2019.
•2020 and 2019 both include $380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.
•2020 and 2019 both include $185 million within our Market Intelligence segment for the SNL tradename.
•2020 and 2019 both include $132 million within our Indices segment for the balance of the IP rights in a family of indices derived from the S&P 500, solidifying Indices IP in and to the S&P 500 index family.
•2020 and 2019 both include $59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2018	$561	$139	$346	$50	$194	$1,290
Acquisitions	—	—	—	—	29	29
Reclassifications	78	—	10	5	(93)	—
Other (primarily Fx) [1]	(10)	—	(1)	(1)	—	(12)
Balance as of December 31, 2019	629	139	355	54	130	1,307
Acquisitions	14	—	—	—	40	54
Other [1]	2	—	1	1	7	11
Balance as of December 31, 2020	$645	$139	$356	$55	$177	$1,372

Accumulated amortization
Balance as of December 31, 2018	$240	$115	$126	$45	$86	$612
Current year amortization	73	14	23	3	9	122
Reclassifications	22	—	4	1	(27)	—
Other (primarily Fx) [1]	(4)	—	—	(1)	—	(5)
Balance as of December 31, 2019	331	129	153	48	68	729
Current year amortization	73	10	21	2	17	123
Acquisitions	—	—	—	—	10	10
Other [1]	2	—	1	—	1	4
Balance as of December 31, 2020	$406	$139	$175	$50	$96	$866

Net definite-lived intangibles:
December 31, 2019	$298	$10	$202	$6	$62	$578
December 31, 2020	$239	$—	$181	$5	$81	$506
1Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2020 includes adjustments related to 451 Research. 2019 includes adjustments related to RigData.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 21 years. The weighted-average life of the intangible assets as of December 31, 2020 is approximately 12 years.

Amortization expense was $123 million for the year ended December 31, 2020 and $122 million for the years ended 2019 December 31, 2018. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2021	2022	2023	2024	2025
Amortization expense	$96	$87	$81	$79	$61
4. Taxes on Income

Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2020	2019	2018
Domestic operations	$2,226	$2,068	$1,857
Foreign operations	1,002	862	824
Total income before taxes	$3,228	$2,930	$2,681

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2020	2019	2018
Federal:
Current	$349	$303	$198
Deferred	1	13	53
Total federal	350	316	251
Foreign:
Current	246	201	214
Deferred	(9)	14	(2)
Total foreign	237	215	212
State and local:
Current	111	93	84
Deferred	(4)	3	13
Total state and local	107	96	97
Total provision for taxes	$694	$627	$560

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.0	2.6	2.8
Foreign operations	(0.3)	(0.3)	0.2
TCJA Transition Tax	—	—	(0.3)
Stock-based compensation	(0.7)	(1.4)	(1.2)
S&P Dow Jones Indices LLC joint venture	(1.2)	(1.2)	(1.2)
Tax credits and incentives	(2.2)	(1.7)	(1.7)
Other, net	1.9	2.4	1.3
Effective income tax rate	21.5%	21.4%	20.9%

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

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2020	2019
Deferred tax assets:
Employee compensation	64	58
Accrued expenses	41	35
Postretirement benefits	12	27
Unearned revenue	28	28
Loss carryforwards	217	155
Lease liabilities	186	199
Other	53	25
Total deferred tax assets	601	527
Deferred tax liabilities:
Goodwill and intangible assets	(347)	(318)
Right of use asset	(138)	(194)
Fixed assets	(7)	—
Total deferred tax liabilities	(492)	(512)
Net deferred income tax asset before valuation allowance	109	15
Valuation allowance	(219)	(163)
Net deferred income tax (liability) asset	$(110)	$(148)
Reported as:
Non-current deferred tax assets	$67	$52
Non-current deferred tax liabilities	(177)	(200)
Net deferred income tax (liability) asset	$(110)	$(148)

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses.

As of December 31, 2020, we have approximately $3.1 billion of undistributed earnings of our foreign subsidiaries, of which $0.8 billion is reinvested indefinitely in our foreign operations. We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $683 million in 2020, $659 million in 2019, and $558 million in 2018. As of December 31, 2020, we had net operating loss carryforwards of $795 million, of which a significant portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2020	2019	2018
Balance at beginning of year	$124	$147	$212
Additions based on tax positions related to the current year	24	21	19
Additions for tax positions of prior years	1	11	2
Reduction for tax positions of prior years	(13)	(15)	(21)
Reduction for settlements	(4)	(33)	(65)
Expiration of applicable statutes of limitations	(11)	(7)	—
Balance at end of year	$121	$124	$147

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2020, 2019 and 2018 was $121 million, $124 million and $147 million, respectively, exclusive of interest and penalties. During the period ended December 31, 2020, the change in unrecognized tax benefits resulted in a net decrease of tax expense of $1 million.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $19 million in the next twelve months as a result of the resolution of local tax examinations. In addition to the unrecognized tax benefits, as of December 31, 2020 and 2019, we had $24 million and $20 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

The U.S. federal income tax audits for 2017 through 2019 are in process. During 2020, we completed state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for the years before 2013. The impact to tax expense in 2020, 2019 and 2018 was not material.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2021. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

5. Debt

A summary of long-term debt outstanding is as follows:

(in millions)	December 31,
	2020	2019
4.0% Senior Notes, due 2025 [1]	695	694
4.4% Senior Notes, due 2026 [2]	—	893
2.95% Senior Notes, due 2027 [3]	495	493
2.5% Senior Notes, due 2029 [4]	495	495
1.25% Senior Notes, due 2030 [5]	592	—
6.55% Senior Notes, due 2037 [6]	290	294
4.5% Senior Notes, due 2048 [7]	273	490
3.25% Senior Notes, due 2049 [8]	589	589
2.3% Senior Notes, due 2060 [9]	681	—
Long-term debt	$4,110	$3,948

1Interest payments are due semiannually on June 15 and December 15, and as of December 31, 2020, the unamortized debt discount and issuance costs total $5 million.
2We made a $900 million payment on the early retirement of our 4.4% senior notes in the third quarter of 2020.
3Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2020, the unamortized debt discount and issuance costs total $5 million.
4 Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2020, the unamortized debt discount and issuance costs total $5 million.
5Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2020, the unamortized debt discount and issuance costs total $8 million.
6Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2020, the unamortized debt discount and issuance costs total $3 million.
7Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2020, the unamortized debt discount and issuance costs total $10 million.
8Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2020, the unamortized debt discount and issuance costs total $11 million.
9Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2020, the unamortized debt discount and issuance costs total $19 million.

Annual debt maturities are scheduled as follows based on book values as of December 31, 2020: no amounts due in 2021, 2022, 2023, 2024, $695 million due in 2025, and $3.4 billion due thereafter.

On August 13, 2020, we issued $600 million of 1.25% senior notes due in 2030 and $700 million of 2.3% senior notes due in 2060. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In the third quarter of 2020, we used the net proceeds to fund the redemption and extinguishment of the $900 million outstanding principal amount of our 4.4% senior notes due in 2026 and a portion of the outstanding principal amount of our 6.55% senior notes due in 2037 and our 4.5% senior notes due in 2048.

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

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of December 31, 2020 and 2019, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility during the year ended December 31, 2020 and 2019.

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

6.    Derivative Instruments
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2020 and December 31, 2019, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of December 31, 2020 and December 31, 2019, we have entered into cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the twelve months ended December 31, 2020, 2019 and 2018 we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of December 31, 2020 and 2019, the aggregate notional value of these outstanding forward contracts was $460 million and $116 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in other current liabilities was $2 million as of December 31, 2020 and less than $1 million as of December 31, 2019. The amount recorded in selling and general expense for the twelve months ended December 31, 2020 and 2019 related to these contracts was a net gain of $9 million and $4 million, respectively.

Net Investment Hedges

During the twelve months ended December 31, 2020 and 2019, we entered into cross currency swaps to hedge a portion of our net investment in a certain European subsidiary against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2025 and

2026. As of December 31, 2020 and 2019 the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion and $400 million, respectively. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income during 2020 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $10 million and $1 million during the twelve months ended December 31, 2020 and 2019, respectively.

Cash Flow Hedges
During the twelve months ended December 31, 2020, 2019 and 2018, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the fourth quarter of 2022, 2021, 2020 and 2019, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of December 31, 2020, we estimate that $19 million of the pre-tax gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twenty four months.
As of December 31, 2020 and December 31, 2019, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $489 million and $249 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of December 31, 2020 and December 31, 2019:

(in millions)		December 31,	December 31,
Balance Sheet Location		2020	2019
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$23	$1
Other current liabilities	Foreign exchange forward contracts	$2	$—
Derivative designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$107	$10
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the years ended December 31:

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2020	2019	2018		2020	2019	2018
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$17	$(2)	$2	Revenue, Selling and general expenses	$2	$5	$(4)
Net investment hedges- designated as hedging instruments
Cross currency swaps	$(97)	$(10)	$—		$—	$—	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2020	2019	2018
Cash Flow Hedges
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$2	$4	$2
Change in fair value, net of tax	14	3	(2)
Reclassification into earnings, net of tax	(2)	(5)	4
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$14	$2	$4

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$(8)	$—	$—
Change in fair value, net of tax	(73)	(8)	—
Reclassification into earnings, net of tax	—	—	—
Net unrealized (losses) gains on net investment hedges, net of taxes, end of period	$(81)	$(8)	$—

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

Benefit Obligation
A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2020 and 2019, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2020	2019	2020	2019
Net benefit obligation at beginning of year	$1,945	$2,076	$38	$40
Service cost	4	3	—	—
Interest cost	52	64	1	1
Plan participants’ contributions	—	—	2	2
Actuarial loss [1]	269	232	1	1
Gross benefits paid	(76)	(75)	(6)	(6)
Foreign currency effect	26	13	—	—
Other adjustments [2]	—	(368)	—	—
Net benefit obligation at end of year	2,220	1,945	36	38
Fair value of plan assets at beginning of year	1,960	1,987	13	16
Actual return on plan assets	327	354	—	1
Employer contributions	12	46	—	—
Plan participants’ contributions	—	—	2	3
Gross benefits paid	(76)	(75)	(6)	(7)
Foreign currency effect	20	16	—	—
Other adjustments [2]	—	(368)	—	—
Fair value of plan assets at end of year	2,243	1,960	9	13
Funded status	$23	$15	$(27)	$(25)
Amounts recognized in consolidated balance sheets:
Non-current assets	$297	$259	$—	$—
Current liabilities	(10)	(10)	—	—
Non-current liabilities	(264)	(234)	(27)	(25)
	$23	$15	$(27)	$(25)
Accumulated benefit obligation	$2,204	$1,932
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$274	$244
Accumulated benefit obligation	$258	$231
Fair value of plan assets	$—	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$373	$355	$(37)	$(40)
Prior service credit	2	2	(12)	(13)
Total recognized	$375	$357	$(49)	$(53)
1The increase in actuarial loss in 2020 was primarily due to a reduction in the discount rate from 2019.
2Relates to the impact of a retiree annuity purchase in 2019. The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans						Postretirement Plans
	2020		2019		2018		2020	2019	2018
Service cost	$4		$3		$3		$—	$—	$—
Interest cost	52		64		71		1	1	1
Expected return on assets	(102)		(108)		(124)		—	—	—
Amortization of:
Actuarial loss (gain)	17		12		20		(2)	(2)	(2)
Prior service credit	—		—		—		(1)	(1)	(1)
Net periodic benefit cost	(29)		(29)		(30)		(2)	(2)	(2)
Settlement charge	3	[1]	113	[2]	4	3	—	—	—
Total net periodic benefit cost	$(26)		$84		$(26)		$(2)	$(2)	$(2)
1During the year ended December 31, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million.
2Relates to the impact of a retiree annuity purchase in 2019. The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pretax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.
3Represents a charge related to our U.K retirement plan.

Our U.K. retirement plan accounted for a benefit of $17 million in 2020, $14 million in 2019 and $10 million in 2018 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans						Postretirement Plans
	2020		2019		2018		2020	2019	2018
Net actuarial loss (gain)	$28		$(10)		$28		$1	$—	$(7)
Recognized actuarial (gain) loss	(9)		(10)		(15)		2	1	1
Prior service cost	—		—		1		1	1	1
Settlement charge	(2)	[1]	(85)	[2]	(4)	3	—	—	—
Total recognized	$17		$(105)		$10		$4	$2	$(5)
1During the year ended December 31, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million.
2Relates to the impact of a retiree annuity purchase in 2019. The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash after tax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.
3Represents a charge related to our U.K retirement plan.

The total cost for our retirement plans was $91 million for 2020, $187 million for 2019 and $80 million for 2018. The total cost for our retirement plans in 2019 includes the $113 million settlement charge related to the retiree annuity purchase in 2019. Included in the total retirement plans cost are defined contribution plans cost of $80 million for 2020, $73 million for 2019 and $79 million for 2018.

Assumptions

	Retirement Plans			Postretirement Plans
	2020	2019	2018	2020	2019	2018
Benefit obligation:
Discount rate [2]	2.75%	3.45%	4.40%	2.20%	3.08%	4.15%
Net periodic cost:
Weighted-average healthcare cost rate [1]				6.00%	6.50%	6.50%
Discount rate - U.S. plan [2]	3.45%	4.40%	3.68%	3.08%	4.15%	3.40%
Discount rate - U.K. plan [2]	1.92%	2.72%	2.41%
Return on assets [3]	5.50%	6.00%	6.00%
1The assumed weighted-average healthcare cost trend rate will decrease ratably from 6% in 2020 to 5% in 2024 and remain at that level thereafter.
2Effective January 1, 2020, we changed our discount rate assumption on our U.S. retirement plans to 3.45% from 4.40% in 2019 and changed our discount rate assumption on our U.K. plan to 1.92% from 2.72% in 2019.
3The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2021, our return on assets assumption for the U.S. plan was reduced to 5.00% from 5.50% and the U.K. plan was reduced to 5.50% from 6.00%.

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

Expected employer contributions in 2021 are $11 million and $4 million for our retirement and postretirement plans, respectively.

In 2021, we may elect to make non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement Plans [1]	Gross payments	Retiree contributions	Medicare subsidy [3]	Postretirement Plans [2]
2021	$66	$6	$(2)	$—	4
2022	69	5	(1)	—	4
2023	72	5	(1)	—	4
2024	75	4	(1)	—	3
2025	78	4	(1)	—	3
2026-2030	433	16	(6)	—	10
1Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.
2Reflects the total benefits expected to be paid from our assets.
3Expected medicare subsidy amounts, for the years presented, are less than $1 million.

Fair Value of Plan Assets

In accordance with authoritative guidance for fair value measurements certain assets and liabilities are required to be recorded at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value hierarchy has been established which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:
•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of our defined benefit plans assets as of December 31, 2020 and 2019, by asset class is as follows:

(in millions)	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$4	$4	$—	$—
Equities:
U.S. indexes [1]	9	9	—	—
U.S. growth and value	41	41	—	—
Fixed income:
Long duration strategy [2]	1,339	—	1,339	—
Intermediate duration securities	57	—	57	—
Real Estate:
U.K. [3]	38	—	—	38
Infrastructure:
U.K. [4]	78	—	78	—
Total	$1,566	$54	$1,474	$38
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [5]	$677
Total	$2,243

(in millions)	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$3	$3	$—	$—
Equities:
U.S. indexes [1]	23	23	—	—
U.S. growth and value	56	56	—	—
Fixed income:
Long duration strategy [2]	1,078	—	1,078	—
Intermediate duration securities	20	—	20	—
Agency mortgage backed securities	3	—	3	—
Asset backed securities	14	—	14	—
Non-agency mortgage backed securities [6]	11	—	11	—
International, excluding U.K.	15	—	15	—
Real Estate:
U.K. [4]	39	—	—	39
Total	$1,262	$82	$1,141	$39
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [5]	$698
Total	$1,960
1Includes securities that are tracked in the S&P Smallcap 600 index.
2Includes securities that are mainly investment grade obligations of issuers in the U.S.
3Includes a fund which holds real estate properties in the U.K.
4Includes funds that invest in global infrastructure for the UK Pension.
5Includes the Standard & Poor's 500 Composite Stock Index, the Standard & Poor's MidCap 400 Composite Stock Index, a short-term investment fund which is a common collective trust vehicle, and other various asset classes.
6Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs :

(in millions)	Level 3
Balance as of December 31, 2019	$39
Distributions	(1)
Balance as of December 31, 2020	$38

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.
•The U.S. pension trust had assets of $1,630 million and $1,432 million as of December 31, 2020 and 2019 respectively, and the target allocations in 2020 include 85% fixed income, 8% domestic equities, 5% international equities and 2% cash and cash equivalents.
•The U.K. pension trust had assets of $613 million and $528 million as of December 31, 2020 and 2019, respectively, and the target allocations in 2020 include 49% fixed income, 15% diversified growth funds, 15% infrastructure, 14% equities and 7% real estate.
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

U.S. Defined Contribution Plan

Assets of the defined contribution plan in the U.S. consist primarily of investment options, which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plan purchased 296,921 shares and sold 331,088 shares of S&P Global Inc. common stock in 2020 and purchased 165,286 shares and sold 333,030 shares of S&P Global Inc. common stock in 2019. The plan held approximately 1.3 million shares of S&P Global Inc. common stock as of December 31, 2020 and 2019, respectively, with market values of $414 million and $355 million, respectively. The plan received dividends on S&P Global Inc. common stock of $3 million during the years ended December 31, 2020 and December 31, 2019, respectively.

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
•2019 Employee Stock Incentive Plan (the “2019 Plan”) – The 2019 Plan permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.
•Director Deferred Stock Ownership Plan – Under this plan, common stock reserved may be credited to deferred stock accounts for eligible Directors. In general, the plan requires that 50% of eligible Directors’ annual compensation plus dividend equivalents be credited to deferred stock accounts. Each Director may also elect to defer all or a portion of the remaining compensation and have an equivalent number of shares credited to the deferred stock account. Recipients under this plan are not required to provide consideration to us other than rendering service. Shares will be delivered as of the date a recipient ceases to be a member of the Board of Directors or within five years thereafter, if so elected. The plan will remain in effect until terminated by the Board of Directors or until no shares of stock remain available under the plan.

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2020	2019
Shares available for granting [1]	19.7	20.0
Options outstanding	0.5	0.7
Total shares reserved for issuance [2]	20.2	20.7
1     Shares available for granting at December 31, 2020 and 2019 are under the 2019 Plan.
2     Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are less than 1.0 million at December 31, 2020 and 2019, respectively.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2020	2019	2018
Stock option expense	$—	$1	$5
Restricted stock and unit awards expense	90	77	89
Total stock-based compensation expense	$90	$78	$94

Tax benefit	$15	$13	$19

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

In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2020 and 2019.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2019	0.7	$55.73
Exercised	(0.2)	$280.79
Forfeited and expired [1]	—	$58.06
Options outstanding as of December 31, 2020	0.5	$60.46	2.56	$123
Options exercisable as of December 31, 2020	0.5	$60.34	2.53	$122
1 There are less than 0.1 million shares forfeited and expired.

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2019	—	$112.68
Vested [1]	—	$113.14
Forfeited	—	$113.40
Nonvested options outstanding as of December 31, 2020 [2]	—	$111.96
Total unrecognized compensation expense related to nonvested options	$—
Weighted-average years to be recognized over	0.2
1There are less than 0.1 million shares vested.
2There are less than 0.1 million nonvested options outstanding as of December 31, 2020.

The total fair value of our stock options that vested during the years ended December 31, 2020, 2019 and 2018 was $2 million, $3 million and $5 million, respectively.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2020	2019	2018
Net cash proceeds from the exercise of stock options	$16	$40	$34
Total intrinsic value of stock option exercises	$60	$110	$77
Income tax benefit realized from stock option exercises	$13	$33	$27

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

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2019	0.6	$199.93
Granted	0.4	$232.92
Vested	(0.4)	$192.71
Forfeited	—	$220.76
Nonvested shares as of December 31, 2020	0.6	$227.67
Total unrecognized compensation expense related to nonvested awards	$85
Weighted-average years to be recognized over	1.8

	Year Ended December 31,
	2020	2019	2018
Weighted-average grant-date fair value per award	$232.92	$187.40	$182.75
Total fair value of restricted stock and unit awards vested	$134	$153	$154
Tax benefit relating to restricted stock activity	$26	$29	$29

9. Equity
Capital Stock
Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.
On January 27, 2021, the Board of Directors approved an increase in the dividends for 2021 to a quarterly rate of $0.77 per common share.

	Year Ended December 31,
	2020	2019	2018
Quarterly dividend rate	$0.67	$0.57	$0.50
Annualized dividend rate	$2.68	$2.28	$2.00
Dividends paid (in millions)	$645	$560	$503

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2020, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.
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

The terms of each ASR agreement entered for the years ended December 31, 2020, 2019 and 2018, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 11, 2020 [1]	July 27, 2020	1.3	0.4	1.7	$292.13	$500
February 11, 2020 [2]	July 27, 2020	1.4	0.3	1.7	$292.13	$500
August 5, 2019 [3]	October 1, 2019	1.7	0.3	2.0	$253.36	$500
February 11, 2019 [4]	July 31, 2019	2.2	0.1	2.3	$214.65	$500
October 29, 2018 [5]	January 2, 2019	2.5	0.4	2.9	$173.80	$500
March 6, 2018 [6]	September 25, 2018	4.5	0.6	5.1	$197.49	$1,000
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
4 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.2 million shares, representing 85% of the $500 at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and received an additional 0.1 million shares.
5 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.5 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on January 2, 2019 and received an additional 0.4 million shares
6 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. We completed the ASR agreement on September 25, 2018 and received an additional 0.6 million shares

Additionally, we purchased shares of our common stock in the open market as follows

(in millions, except average price)
Year Ended	Total number of shares purchased	Average price paid per share	Total cash utilized
December 31, 2020	0.5	$295.40	$161
December 31, 2019	1.2	$208.83	$240
December 31, 2018	0.9	$182.93	$160

During the year ended December 31, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares. During the year ended December 31, 2019 we received 5.9 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $1,240 million of cash used to repurchase shares. During the year ended December 31, 2018, we purchased a total of 8.4 million shares for cash of $1,660 million.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2020 were as follows:

(in millions)
Balance as of December 31, 2019	$2,268
Net income attributable to redeemable noncontrolling interest	181
Distributions to noncontrolling interest	(200)
Redemption value adjustment	532
Balance as of December 31, 2020	$2,781

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2020:

(in millions)	Foreign Currency Translation Adjustment [1,3]	Pension and Postretirement Benefit Plans [2]	Unrealized Gain (Loss) on Forward Exchange Contracts [3]	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(321)	$(305)	$2	$(624)
Other comprehensive (loss) income before reclassifications	(2)	(37)	14	(25)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—	14	(2)	12
Net other comprehensive gain (loss) income	(2)	(23)	12	(13)
Balance as of December 31, 2020	$(323)	$(328)	$14	$(637)
1Includes an unrealized loss related to cross currency swaps.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $3 million for the year ended December 31, 2020. See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
3See Note 6 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.

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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2020	2019	2018
Amount attributable to S&P Global Inc. common shareholders:
Net income	$2,339	$2,123	$1,958

Basic weighted-average number of common shares outstanding	241.0	245.4	250.9
Effect of stock options and other dilutive securities	1.1	1.5	2.3
Diluted weighted-average number of common shares outstanding	242.1	246.9	253.2

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$9.71	$8.65	$7.80
Diluted	$9.66	$8.60	$7.73

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. As of December 31, 2020, 2019 and 2018, there were no stock options excluded. Restricted performance shares outstanding of 0.4 million as of December 31, 2020 and 2019, respectively and 0.5 million as of 2018 were excluded.

11. Restructuring

During 2020 and 2019, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2020 and 2019 restructuring plans consisted of a company-wide workforce reduction of approximately 830 and 300 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There were approximately $7 million of reserves from the 2019 restructuring plan that we have reversed in 2020, which offset the initial charge of $25 million recorded for the 2019 restructuring plan. There were approximately $3 million of reserves from the 2018 restructuring plan that we have reversed in 2019, which offset the initial charge of $25 million recorded for the 2018 restructuring plan.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2020 by segment is as follows:

	2020 Restructuring Plan		2019 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$4	$3	$11	$1
Market Intelligence	27	26	6	3
Platts	10	10	1	—
Indices	5	4	—	—
Corporate	19	15	7	1
Total	$65	$58	$25	$5

For the year ended December 31, 2020, we have reduced the reserve for the 2020 restructuring plan by $7 million and for the years ended December 31, 2020 and 2019, we have reduced the reserve for the 2019 restructuring plan by $13 million and $7 million, respectively. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results for the years ended December 31 is as follows:

Revenue
(in millions)	2020	2019	2018
Ratings	$3,606	$3,106	$2,883
Market Intelligence	2,106	1,959	1,833
Platts	878	844	815
Indices	989	918	837
Corporate	—	—	15
Intersegment elimination [1]	(137)	(128)	(125)
Total revenue	$7,442	$6,699	$6,258

Operating Profit
(in millions)	2020	2019	2018
Ratings [2]	$2,223	$1,783	$1,554
Market Intelligence [3]	589	566	500
Platts [4]	458	457	401
Indices [5]	666	632	566
Total reportable segments	3,936	3,438	3,021
Corporate Unallocated [6]	(319)	(212)	(231)
Total operating profit	$3,617	$3,226	$2,790

1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for the year ended December 31, 2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. Operating profit or the year ended December 31, 2019 includes employee severance charges of $11 million. Operating profit for the year ended December 31, 2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $7 million for the year ended December 31, 2020 and $2 million for the years ended December 31, 2019 and 2018.
3Operating profit for the year ended December 31, 2020 includes employee severance charges of $27 million, a gain on dispositions of $12 million and lease-related costs of $3 million. As of July 1, 2019, we completed the sale of SPIAS and the results are included in Market Intelligence results through that date. Operating profit for the year ended December 31, 2019 includes a gain on the sale of SPIAS of $22 million, employee severance charges of $6 million and acquisition related costs of $4 million. Operating profit for the year ended December 31, 2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million, $75 million and $73 million for the years ended December 31, 2020, 2019 and 2018, respectively.
4Operating profit for the year ended December 31, 2020 includes severance charges of $11 million and lease-related costs of $2 million. As of July 31, 2019, we completed the sale of RigData and the results are included in Platts results through that date. Operating profit for the year ended December 31, 2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million. Additionally, Operating profit includes amortization of intangibles from acquisitions of $9 million, $12 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.
5Operating profit for the year ended December 31, 2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $6 million for the years ended December 31, 2020, 2019 and 2018.
6Corporate Unallocated expense for the year ended December 31, 2020 includes lease impairments of $116 million, IHS Markit merger costs of $24 million, employee severance charges of $19 million, Kensho retention related expense of $12 million and a gain related to an acquisition of $1 million. Corporate Unallocated expense for the year ended December 31, 2019 includes Kensho retention related expenses $21 million, lease impairments of $11 million and employee severance charges of $7 million. Corporate Unallocated operating loss for the year ended December 31, 2018 includes Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million. Additionally, Corporate Unallocated includes amortization of intangibles from acquisitions of $26 million, $28 million and $23 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents our revenue disaggregated by revenue type for the years ended December 31:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2020
Subscription	$—	$2,050	$809	$177	$—	$—	$3,036
Non-subscription / Transaction	1,977	55	7	—	—	—	2,039
Non-transaction	1,629	—	—	—	—	(137)	1,492
Asset-linked fees	—	1	—	647	—	—	648
Sales usage-based royalties	—	—	62	165	—	—	227
Total revenue	$3,606	$2,106	$878	$989	$—	$(137)	$7,442

Timing of revenue recognition
Services transferred at a point in time	$1,977	$55	$7	$—	$—	$—	$2,039
Services transferred over time	1,629	2,051	871	989	—	(137)	5,403
Total revenue	$3,606	$2,106	$878	$989	$—	$(137)	$7,442

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2019
Subscription	$—	$1,904	$774	$165	$—	$—	$2,843
Non-subscription / Transaction	1,577	45	10	—	—	—	1,632
Non-transaction	1,529	—	—	—	—	(128)	1,401
Asset-linked fees	—	10	—	613	—	—	623
Sales usage-based royalties	—	—	60	140	—	—	200
Total revenue	$3,106	$1,959	$844	$918	$—	$(128)	$6,699

Timing of revenue recognition
Services transferred at a point in time	$1,577	$45	$10	$—	$—	$—	$1,632
Services transferred over time	1,529	1,914	834	918	—	(128)	5,067
Total revenue	$3,106	$1,959	$844	$918	$—	$(128)	$6,699

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2018
Subscription	$—	$1,773	$750	$144	$15	$—	$2,682
Non-subscription / Transaction	1,350	40	11	—	—	—	1,401
Non-transaction	1,533	—	—	—	—	(125)	1,408
Asset-linked fees	—	20	—	522	—	—	542
Sales usage-based royalties	—	—	54	171	—	—	225
Total revenue	$2,883	$1,833	$815	$837	$15	$(125)	$6,258

Timing of revenue recognition
Services transferred at a point in time	$1,350	$40	$11	$—	$—	$—	$1,401
Services transferred over time	1,533	1,793	804	837	15	(125)	4,857
Total revenue	$2,883	$1,833	$815	$837	$15	$(125)	$6,258
1    Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information for the years ended December 31 is as follows:

(in millions)	Depreciation & Amortization			Capital Expenditures
	2020	2019	2018	2020	2019	2018
Ratings	$40	$34	$32	$33	$41	$42
Market Intelligence	101	99	99	28	44	30
Platts	17	21	27	7	13	9
Indices	9	8	9	4	5	3
Total reportable segments	167	162	167	72	103	84
Corporate	39	42	39	4	12	29
Total	$206	$204	$206	$76	$115	$113

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2020	2019
Ratings	$1,088	$963
Market Intelligence	3,762	3,806
Platts	913	938
Indices	1,443	1,492
Total reportable segments	7,206	7,199
Corporate [1]	5,331	4,140
Assets held for sale [2]	—	9
Total	$12,537	$11,348
1Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.
2Includes East Windsor and New Jersey facility as of December 31, 2019.

We do not have operations in any foreign country that represent more than 7% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2020	2019	2018	2020	2019
U.S.	$4,504	$3,976	$3,750	$4,787	$4,946
European region	1,769	1,659	1,543	496	323
Asia	782	710	647	102	93
Rest of the world	387	354	318	44	44
Total	$7,442	$6,699	$6,258	$5,429	$5,406

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2020	2019	2018	2020	2019
U.S.	61%	59%	60%	88%	91%
European region	24	25	25	9	6
Asia	10	11	10	2	2
Rest of the world	5	5	5	1	1
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures and Note 11 – Restructuring, for actions that impacted the segment operating results.

13. Commitments and Contingencies

Leases

We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year. We consider these options in determining the lease term used to establish our right-of use ("ROU") assets and associated lease liabilities. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.

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
During the year ended December 31, 2020, we recorded a pre-tax impairment charge of $120 million related to the impairment and abandonment of operating lease related ROU assets. The impairment charges are included in selling and general expenses within the consolidated statements of income
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of December 31, 2020 and 2019:

(in millions)		2020	2019
Balance Sheet Location
Assets
Right of use assets	Lease right-of-use assets	$494	$676
Liabilities
Other current liabilities	Current lease liabilities	100	112
Lease liabilities — non-current	Non-current lease liabilities	544	620

The components of lease expense for the years ended December 31 are as follows:

(in millions)	2020	2019
Operating lease cost	$144	$157
Sublease income	(6)	(18)
Total lease cost	$138	$139

Supplemental information related to leases for the years ended December 31 are as follows:

(in millions)	Twelve Months
	2020	2019
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	137	146

Right of use assets obtained in exchange for lease obligations
Operating leases	8	777

Weighted-average remaining lease term and discount rate for our operating leases as of December 31 are as follows:

	2020	2019
Weighted-average remaining lease term (years)	8.5	9.0
Weighted-average discount rate	3.78%	3.93%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2021	$120
2022	103
2023	85
2024	68
2025	60
2026 and beyond	302
Total undiscounted lease payments	$738
Less: Imputed interest	94
Present value of lease liabilities	$644

Related Party Agreement

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2020, 2019 and 2018, S&P Dow Jones Indices LLC earned $149 million, $114 million and $121 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Moreover, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities and antitrust matters. For example, as a nationally recognized statistical rating organization registered with the SEC under Section 15E of the Exchange Act, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. Although S&P Global seeks to promptly address any compliance issues that it detects or that the staff of the SEC or another regulator raises, there can be no assurance that the SEC or another regulator will not seek remedies against S&P Global for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

14. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2020
Revenue	$1,786	$1,943	$1,846	$1,867	$7,442
Operating profit	$912	$1,105	$944	$656	$3,617
Net income	$689	$842	$498	$505	$2,534
Net income attributable to S&P Global common shareholders	$639	$792	$455	$454	$2,339

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.64	$3.29	$1.89	$1.89	$9.71
Diluted	$2.62	$3.28	$1.88	$1.88	$9.66

2019
Revenue	$1,571	$1,704	$1,689	$1,735	$6,699
Operating profit	$705	$813	$891	$818	$3,226
Net income	$453	$602	$662	$585	$2,303
Net income attributable to S&P Global common shareholders	$410	$555	$617	$541	$2,123

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.66	$2.25	$2.52	$2.22	$8.65
Diluted	$1.65	$2.24	$2.50	$2.20	$8.60
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

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, management is required to provide the following report on our internal control over financial reporting:
1.Management is responsible for establishing and maintaining adequate internal control over financial reporting.
2.Management has evaluated the effectiveness of the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (“COSO 2013 framework”). Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.
3.Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2020. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
4.Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2020, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 66, 67 and 68 of this Annual Report on Form 10-K.

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

Revenue in 2020 attributable to the transactions or dealings by the Company described below was approximately $10,175 with net profit from such sales being a fraction of the revenues.

During 2020, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. The Company will continue to monitor its provision of products and services to such subscribers.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (the “2021 Proxy Statement”) and is incorporated herein by reference.
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
Code of Ethics

We have adopted a Code of Ethics that applies to our CEO, CFO, chief accounting officer and senior financial officers. To access such code, go to the Corporate Governance section of our Investor Relations website at http://investor.spglobal.com. Any waivers that may in the future be granted from such Code and amendments thereto will be posted at such website address. In addition to our Code of Ethics for the CEO and senior financial officers noted above, the following documents may be found on our website at the above website address:
•Code of Business Ethics for all employees;
•Code of Business Conduct and Ethics for Directors;
•Employee Complaint Procedures (Accounting and Auditing Matters);
•Certificate of Incorporation;
•By-Laws;
•Corporate Governance Guidelines;
•Audit Committee Charter;
•Compensation and Leadership Development Committee Charter;
•Nominating and Corporate Governance Committee Charter;
•Financial Committee Charter; and
•Executive Committee Charter.

The foregoing documents are also available in print, free of charge, to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate.secretary@spglobal.com or mailed to the Corporate Secretary, S&P Global Inc., 55 Water Street, New York, NY 10041-0001.

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2021 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2021 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2021 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on June 17, 2020.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2021 Proxy Statement under the captions “2020 Director Compensation,” “Board of

Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2020:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	457,088	[1]	$60.46	20,176,653	[2,3]
1Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.
2Included in this number are 508,152 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 19,668,501 shares are reserved for issuance under the 2019 Stock Incentive Plan (the “2019 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.
3Under the terms of the 2019 Plan, shares subject to an award or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2019 Plan by one share for each such share granted or paid.

The 2019 Plan is also governed by certain share recapture provisions. The aggregate number of shares of stock available under the 2019 Plan for issuance are increased by the number of shares of stock granted as an award under the 2019 Plan that are:
•forfeited, cancelled, settled in cash or property other than stock, or otherwise not distributable under the 2019 Plan;
•tendered or withheld to pay the exercise or purchase price of an award under the 2019 Plan or to satisfy applicable wage or other required tax withholding in connection with the exercise, vesting or payment of, or other event related to, an award under the 2019 Plan; or
•repurchased by us with the option proceeds in respect of the exercise of a stock option under the 2019 Plan.

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2020, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2021 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Income for the three years ended December 31, 2020
•Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Cash Flows for the three years ended December 31, 2020
•Consolidated Statements of Equity for the three years ended December 31, 2020
•Notes to the Consolidated Financial Statements

2.Financial Schedule
•Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2020
Allowance for doubtful accounts	$34	$24	$(28)	$30

Year ended December 31, 2019
Allowance for doubtful accounts	$34	$17	$(17)	$34

Year ended December 31, 2018
Allowance for doubtful accounts	$33	$21	$(20)	$34
1Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

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

(2.5)
Agreement and Plan of Merger, dated as of November 29, 2020, by and among S&P Global Inc., IHS Markit Ltd. and Sapphire Subsidiary, Ltd., incorporated by reference from Registrant’s Form 8-K filed November 30, 2020**

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed May 18, 2020.

(3.2)	By-Laws of Registrant, as amended and restated on April 27, 2016, incorporated by reference from the Registrant’s Form 8-K filed April 29, 2016.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

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

(4.9)
Sixth Supplemental Indenture dated as of August 13, 2020, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on August 13, 2020.

(4.10)	Form of 6.550% Senior Note due 2037, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2019.

(4.11)	Form of 4.000% Senior Note due 2025, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.12)	Form of 2.950% Senior Note due 2027, incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(4.13)	Form of 4.500% Senior Note due 2048 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed May 17, 2018.

(4.14)	Form of 2.500% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.15)	Form of 3.250% Senior Note due 2049 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.16)
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

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

(10.20)
Revolving Five-Year Credit Agreement, dated as of June 30, 2017, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. as syndication agent, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

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

(10.26)*
Fifth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.27)*	Sixth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020.

(10.28)*
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

(10.31)*	Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.32)*
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.33)*
Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.34)*
Sixth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.35)*	Seventh Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021.

(10.36)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant's Form 10-Q filed April 26, 2016.

(10.37)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.38)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.39)*	Registrant's Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.40)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.41)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.42)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.43)*	Registrant’s Director Deferred Stock Ownership Plan as Amended and Restated effective January 1, 2017, incorporated by reference from Registrant’s Form 10-Q filed July 27, 2017.

(10.44)*
Registrant’s Amended and Restated Director Deferred Stock Ownership Plan, incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.45)*
Amendment dated December 9, 2011 to offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.46)*
Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.47)*
Letter Agreement, dated July 11, 2013, with Harold McGraw III regarding his compensation arrangement for serving as Non-Executive Chairman of the Board, incorporated by reference from Registrant’s Form 8-K filed July 11, 2013.

(10.48)*	Separation Agreement dated September 24, 2015 between the Company and Neeraj Sahai, as incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on October 30, 2015.

(10.49)*
Letter Agreement dated February 18, 2016, with Imogen Dillon Hatcher regarding certain amendments to her Contract of Employment with McGraw-Hill International (U.K.) Limited, dated November 27, 2013, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.50)*	Separation Agreement and Release dated October 30, 2015 between the Company and Lucy Fato, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.51)*	Registrant’s Pay Recovery Policy, restated effective as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.52)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.53)
Settlement Agreement dated February 2, 2015 among the Company, Standard & Poor's Financial Services LLC, the United States, acting through the Department of Justice, and various States and the District of Columbia, acting through their respective Attorneys General, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.54)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2017.

(10.55)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 11, 2017, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2017.

(10.56)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 5, 2018, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.57)*
S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

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
** Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission (the “SEC”) upon request.

Item 16. Form 10-K Summary

None.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

By:

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer

February 9, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 9, 2021 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer and Director

/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer

/s/ Richard E. Thornburgh
Richard E. Thornburgh
Chairman of the Board and Director

/s/ Marco Alverà
Marco Alverà
Director

/s/ William J. Amelio
William J. Amelio
Director

/s/ William D. Green
William D. Green
Director

/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Director

/s/ Stephanie C. Hill
Stephanie C. Hill
Director

/s/ Rebecca Jacoby
Rebecca Jacoby
Director

/s/ Monique F. Leroux
Monique F. Leroux
Director

/s/ Ian Paul Livingston
Ian Paul Livingston
Director

/s/ Maria R. Morris
Maria R. Morris
Director

/s/ Edward B. Rust, Jr.
Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke
Kurt L. Schmoke
Director