Form 10-Q
period 2021-03-31
S&P Global Inc.
filed 2021-04-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 23, 2021 (latest practicable date), 240.9 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of March 31, 2021, the related consolidated statements of income, comprehensive income, equity (deficit) and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 9, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
April 29, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2021	2020
Revenue	$2,016	$1,786
Expenses:
Operating-related expenses	527	518
Selling and general expenses	360	314
Depreciation	19	20
Amortization of intangibles	31	29
Total expenses	937	881
Gain on dispositions	(2)	(7)
Operating profit	1,081	912
Other (income) expense, net	(7)	1
Interest expense, net	32	34
Income before taxes on income	1,056	877
Provision for taxes on income	248	188
Net income	808	689
Less: net income attributable to noncontrolling interests	(53)	(50)
Net income attributable to S&P Global Inc.	$755	$639

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.14	$2.64
Diluted	$3.12	$2.62
Weighted-average number of common shares outstanding:
Basic	240.6	242.1
Diluted	241.6	243.3

Actual shares outstanding at period end	240.9	240.9
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2021	2020
Net income	$808	$689

Other comprehensive income:
Foreign currency translation adjustments	(25)	(37)
Income tax effect	(5)	6
	(30)	(31)

Pension and other postretirement benefit plans	21	3
Income tax effect	(4)	(1)
	17	2

Unrealized gain (loss) on cash flow hedges	2	(9)
Income tax effect	—	2
	2	(7)

Comprehensive income	797	653
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(2)	(1)
Less: comprehensive income attributable to redeemable noncontrolling interests	(51)	(49)
Comprehensive income attributable to S&P Global Inc.	$744	$603

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,500	$4,108
Restricted cash	18	14
Accounts receivable, net of allowance for doubtful accounts: 2021 - $33; 2020 - $30	1,509	1,593
Prepaid and other current assets	279	273
Total current assets	6,306	5,988
Property and equipment, net of accumulated depreciation: 2021 - $599; 2020 - $587	281	284
Right of use assets	479	494
Goodwill	3,713	3,735
Other intangible assets, net	1,332	1,352
Other non-current assets	719	684
Total assets	$12,830	$12,537
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$241	$233
Accrued compensation and contributions to retirement plans	261	551
Income taxes currently payable	238	84
Unearned revenue	2,111	2,168
Other current liabilities	552	551
Total current liabilities	3,403	3,587
Long-term debt	4,111	4,110
Lease liabilities — non-current	525	544
Pension and other postretirement benefits	287	291
Other non-current liabilities	598	653
Total liabilities	8,924	9,185
Redeemable noncontrolling interest (Note 8)	2,808	2,781
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	935	946
Retained income	13,920	13,367
Accumulated other comprehensive loss	(648)	(637)
Less: common stock in treasury	(13,469)	(13,461)
Total equity — controlling interests	1,032	509
Total equity — noncontrolling interests	66	62
Total equity	1,098	571
Total liabilities and equity	$12,830	$12,537

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net income	$808	$689
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19	20
Amortization of intangibles	31	29
Provision for losses on accounts receivable	10	10
Deferred income taxes	(3)	(6)
Stock-based compensation	19	11
Gain on dispositions	(2)	(7)
Other	19	29
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	65	76
Prepaid and other current assets	(56)	(52)
Accounts payable and accrued expenses	(239)	(251)
Unearned revenue	(61)	(12)
Other current liabilities	25	49
Net change in prepaid/accrued income taxes	172	125
Net change in other assets and liabilities	(39)	(30)
Cash provided by operating activities	768	680
Investing Activities:
Capital expenditures	(18)	(11)
Acquisitions, net of cash acquired	(9)	(183)
Proceeds from disposition	2	—
Changes in short-term investments	1	11
Cash used for investing activities	(24)	(183)
Financing Activities:
Dividends paid to shareholders	(186)	(161)
Distributions to noncontrolling interest holders, net	(69)	(51)
Repurchase of treasury shares	—	(1,153)
Exercise of stock options	3	8
Employee withholding tax on share-based payments	(41)	(44)
Cash used for financing activities	(293)	(1,401)
Effect of exchange rate changes on cash	(55)	(30)
Net change in cash, cash equivalents, and restricted cash	396	(934)
Cash, cash equivalents, and restricted cash at beginning of period	4,122	2,886
Cash, cash equivalents, and restricted cash at end of period	$4,518	$1,952

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity (Deficit)
(Unaudited)

Three Months Ended March 31, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$294	$946	$13,367	(637)	$13,461	$509	$62	$571
Comprehensive income [1]			755	(11)		744	2	746
Dividends (Dividend declared per common share — $0.77 per share)			(186)			(186)		(186)
Employee stock plans		(11)			8	(19)		(19)
Change in redemption value of redeemable noncontrolling interest			(16)			(16)		(16)
Other						—	2	2
Balance as of March 31, 2021	$294	$935	$13,920	$(648)	$13,469	$1,032	$66	$1,098

Three Months Ended March 31, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$294	$903	$12,205	$(624)	$12,299	$479	$57	$536
Comprehensive income [1]			639	(36)		603	1	604
Dividends (Dividend declared per common share — $0.67 per share)			(161)			(161)		(161)
Share repurchases		(120)			1,033	(1,153)		(1,153)
Employee stock plans		(29)			(3)	(26)		(26)
Change in redemption value of redeemable noncontrolling interest			11			11		11
Other			(3)			(3)	(2)	(5)
Balance as of March 31, 2020	$294	$754	$12,691	$(660)	$13,329	$(250)	$56	$(194)

1Excludes comprehensive income of $51 million and $49 million for the three months ended March 31, 2021 and 2020, respectively, attributable to our redeemable noncontrolling interest.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2020 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash of $18 million and $14 million included in our consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, includes amounts held in escrow accounts in connection with our acquisition of Kensho.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2021 and December 31, 2020, contract assets were $16 million and $7 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at March 31, 2021 compared to December 31, 2020 is primarily driven by $883 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.2 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $124 million and $129 million as of March 31, 2021 and December 31, 2020, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other (Income) Expense, net

The components of other (income) expense, net for the three months ended March 31 are as follows:

(in millions)	2021	2020
Other components of net periodic benefit cost	$(11)	$(9)
Net loss from investments	4	10
Other (income) expense, net	$(7)	$1

2.    Acquisitions and Divestitures

Acquisitions

Merger Agreement

In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. As of February 28, 2021, IHS Markit had approximately 398.5 million shares outstanding. On March 11, 2021, S&P Global and IHS Markit shareholders voted to approve the merger agreement. Subject to certain closing conditions, the merger is expected to be completed in the second half of 2021.

2021

During the three months ended March 31, 2021, we did not complete any material acquisitions.

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

Divestitures

2021

During the three months ended March 31, 2021, we did not complete any dispositions.

During the three months ended March 31, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS"), a business within our Market Intelligence segment, in July of 2019.

2020

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months ended March 31, 2020, we recorded a pre-tax gain of $7 million ($7 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of IR.

The operating profit of our businesses that were disposed of for the periods ending March 31, 2021 and 2020 is as follows:

(in millions)	2021	2020
Operating profit [1]	$1	$—
1 The three months ended March 31, 2021 excludes a pre-tax gain related to the sale of the SPIAS of $2 million. The three months ended March 31, 2020 excludes a pre-tax gain on the sale of the IR webhosting business of $7 million.

3.    Income Taxes

The effective income tax rate was 23.4% and 21.5% for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in the three months ended March 31, 2021 was primarily due to a decrease in the recognition of excess tax benefits associated with share-based payments and an increase in taxes on foreign operations. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant unusual or infrequently occurring items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company is continuously subject to tax examinations in various jurisdictions. As of March 31, 2021 and December 31, 2020, the total amount of federal, state and local, and foreign unrecognized tax benefits was $126 million and $121 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2021 and December 31, 2020, we had $25 million and $24 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $18 million in the next twelve months as a result of the resolution of local tax examinations.

4.    Debt
A summary of long-term debt outstanding is as follows:

(in millions)	March 31, 2021	December 31, 2020
4.0% Senior Notes, due 2025 [1]	695	695
2.95% Senior Notes, due 2027 [2]	495	495
2.5% Senior Notes, due 2029 [3]	496	495
1.25% Senior Notes, due 2030 [4]	592	592
6.55% Senior Notes, due 2037 [5]	290	290
4.5% Senior Notes, due 2048 [6]	273	273
3.25% Senior Notes, due 2049 [7]	589	589
2.3% Senior Notes, due 2060 [8]	681	681
Long-term debt	4,111	4,110
1Interest payments are due semiannually on June 15 and December 15, and as of March 31, 2021, the unamortized debt discount and issuance costs total $5 million.
2Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2021, the unamortized debt discount and issuance costs total $5 million.
3Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2021, the unamortized debt discount and issuance costs total $4 million.
4Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of March 31, 2021, the unamortized debt discount and issuance costs total $8 million.
5Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2021, the unamortized debt discount and issuance costs total $3 million.
6Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2021, the unamortized debt discount and issuance costs total $10 million.
7Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2021, the unamortized debt discount and issuance costs total $11 million.
8Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of March 31, 2021, the unamortized debt discount and issuance costs total $19 million.

The fair value of our total debt borrowings was $4.3 billion and $4.6 billion as of March 31, 2021 and December 31, 2020, respectively, and was estimated based on quoted market prices.
On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement (our "credit facility") that will terminate on April 26, 2026. This credit facility replaced our revolving $1.2 billion five-year credit facility (our "previous credit facility") that was scheduled to terminate on June 30, 2022. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.
As of March 31, 2021 and December 31, 2020, we had the ability to borrow a total of $1.2 billion through our commercial paper program, which was supported by our previous credit facility that we entered into on June 30, 2017. As of March 31, 2021 and December 31, 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the previous credit facility during the three months ended March 31, 2021 and 2020.

Depending on our corporate credit rating, we paid a commitment fee of 8 to 17.5 basis points for our previous credit facility, whether or not amounts have been borrowed. During the three months ended March 31, 2021, we paid a commitment fee of 10 basis points. The interest rate on borrowings under our previous credit facility was, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this previous credit facility, there was also a spread based on our corporate credit rating.

Our previous credit facility contained certain covenants. The only financial covenant required that our indebtedness to cash flow ratio, as defined in our previous credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2021 and December 31, 2020, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the three months ended March 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2021 and twelve months ended December 31, 2020, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of March 31, 2021 and December 31, 2020, the aggregate notional value of these outstanding forward contracts was $178 million and $460 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in other current liabilities as of March 31, 2021 and December 31, 2020 was $1 million and $2 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $6 million and $11 million for three months ended March 31, 2021 and 2020, respectively.

Net Investment Hedges

During the three months ended March 31, 2021 and twelve months ended December 31, 2020, we entered into cross currency swaps to hedge a portion of our net investment in a certain European subsidiary against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029, 2030 As of March 31, 2021 and December 31, 2020, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three months ended March 31, 2021 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $5 million and $3 million for the three months ended March 31, 2021 and 2020, respectively.
Cash Flow Hedges

Foreign Exchange Forward Contracts

During the three months ended March 31, 2021 and twelve months ended December 31, 2020, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2023 and the fourth quarter of 2022, respectively.These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of March 31, 2021, we estimate that $19 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twenty-four months.

As of March 31, 2021 and December 31, 2020, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $491 million and $489 million, respectively.

Interest Rate Swaps
During the three months ended March 31, 2021, we entered into a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into Interest expense, net in the same period that the hedged transaction affects earnings.
As of March 31, 2021, we estimate that $2 million of pre-tax gains related to interest rate swaps designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twenty-four months.
As of March 31, 2021, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $2.3 billion.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of March 31, 2021 and December 31, 2020:

(in millions)		March 31,	December 31,
Balance Sheet Location		2021	2020
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$21	$23
Prepaid and other current assets	Interest rate swap contracts	$2	$—
Other current liabilities	Foreign exchange forward contracts	$—	$2
Derivatives designated as net investment hedges :
Other non-current liabilities	Cross currency swaps	$89	$107
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the three months ended March 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2021	2020		2021	2020
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$—	$(7)	Revenue, Selling and general expenses	$5	$(2)
Interest rate swap contracts	$2	$—	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$15	$32		$—	$—
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2021	2020
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$14	$2
Change in fair value, net of tax	5	(9)
Reclassification into earnings, net of tax	(5)	2
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$14	$(5)
Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$—	$—
Change in fair value, net of tax	2	—
Reclassification into earnings, net of tax	—	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$2	$—

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$(81)	$(8)
Change in fair value, net of tax	11	24
Reclassification into earnings, net of tax	—	—
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$(70)	$16

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2021	2020
Service cost	$1	$1
Interest cost	10	13
Expected return on assets	(26)	(26)
Amortization of prior service credit / actuarial loss	4	4
Net periodic benefit cost	$(11)	$(8)
Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2021 and 2020.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2021. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2021 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2021, we contributed $3 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the remaining nine months of 2021.

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

For the three months ended March 31, 2021 and 2020, total stock-based compensation expense primarily related to restricted stock and unit awards was $19 million and $11 million, respectively. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of March 31, 2021 was $73 million, which is expected to be recognized over a weighted average period of 1.6 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2021, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.

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
The terms of each ASR agreement entered for the three months ended March 31, 2020, structured as outlined above, are as follows:

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

Additionally, we purchased shares of our common stock in the open market for the three months ended March 31, 2020 as follows:

(in millions, except average price)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
March 31, 2020	0.5	$291.99	$150

During the three months ended March 31, 2021, we did not use cash to repurchase shares. During the three months ended March 31, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2021 were as follows:

(in millions)
Balance as of December 31, 2020	$2,781
Net income attributable to redeemable noncontrolling interest	51
Distributions payable to redeemable noncontrolling interest	(40)
Redemption value adjustment	16
Balance as of March 31, 2021	$2,808

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2021:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(323)		$(328)		$14		$(637)
Other comprehensive (loss) income before reclassifications	(30)	1	13		7		(10)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		4	2	(5)	3	(1)
Net other comprehensive (loss) income	(30)		17		2		(11)
Balance as of March 31, 2021	$(353)		$(311)		$16		$(648)
1Includes an unrealized gain related to our cross currency swaps. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $1 million for the three months ended March 31, 2021. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2021	2020
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$755	$639

Basic weighted-average number of common shares outstanding	240.6	242.1
Effect of stock options and other dilutive securities	1.0	1.2
Diluted weighted-average number of common shares outstanding	241.6	243.3

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.14	$2.64
Diluted	$3.12	$2.62

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2021 and 2020, there were no stock options excluded. Restricted performance shares outstanding of 0.4 million as of March 31, 2021 and 2020, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2020 restructuring plan consisted of a company-wide workforce reduction of approximately 830 positions, and are further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2021 by segment is as follows:

	2020 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Ratings	$4	$2
Market Intelligence	27	17
Platts	10	7
Indices	5	4
Corporate	19	12
Total	$65	$42

The ending reserve balance for the 2020 restructuring plan was $58 million as of December 31, 2020. For the three months ended March 31, 2021, we have reduced the reserve for the 2020 restructuring plan by $16 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have four reportable segments: Ratings, Market Intelligence, Platts and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated, other (income) expense, net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments.
A summary of operating results for the three months ended March 31 is as follows:

Revenue
(in millions)	2021	2020
Ratings	$1,017	$825
Market Intelligence	539	519
Platts	225	215
Indices	270	259
Intersegment elimination [1]	(35)	(32)
Total revenue	$2,016	$1,786

Operating Profit
(in millions)	2021	2020
Ratings [2]	$681	$520
Market Intelligence [3]	166	147
Platts [4]	129	112
Indices [5]	191	182
Total reportable segments	1,167	961
Corporate Unallocated expense[6]	(86)	(49)
Total operating profit	$1,081	$912
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for 2021 includes amortization of intangibles from acquisitions of $5 million.
3 Operating profit for 2021 includes a gain on disposition of $2 million, and operating profit for 2020 includes a gain on disposition of $7 million and employee severance charges of $2 million. Additionally, operating profit for 2021 and 2020 includes amortization of intangibles from acquisitions of $16 million and $19 million, respectively.
4 Operating profit for both 2021 and 2020 includes amortization of intangibles from acquisitions of $2 million.
5 Operating profit for both 2021 and 2020 includes amortization of intangibles from acquisitions of $1 million.
6 Corporate Unallocated expense for 2021 includes IHS Markit merger costs of $49 million and Kensho retention related expense of $2 million. Corporate Unallocated expense for 2020 includes employee severance charges of $7 million and Kensho retention related expense of $5 million. Additionally, Corporate Unallocated expense for both 2021 and 2020 includes amortization of intangibles from acquisitions of $7 million.

The following table presents our revenue disaggregated by revenue type for the three months ended March 31:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	2021
Subscription	$—	$527	$208	$46	$—	$781
Non-subscription / Transaction	582	12	1	—	—	595
Non-transaction	435	—	—	—	(35)	400
Asset-linked fees	—	—	—	183	—	183
Sales usage-based royalties	—	—	16	41	—	57
Total revenue	$1,017	$539	$225	$270	$(35)	$2,016

Timing of revenue recognition
Services transferred at a point in time	$582	$12	$1	$—	$—	$595
Services transferred over time	435	527	224	270	(35)	1,421
Total revenue	$1,017	$539	$225	$270	$(35)	$2,016

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	2020[2]
Subscription	$—	$505	$197	$46	$—	$748
Non-subscription / Transaction	430	13	1	—	—	444
Non-transaction	395	—	—	—	(32)	363
Asset-linked fees	—	1	—	159	—	160
Sales usage-based royalties	—	—	17	54	—	71
Total revenue	$825	$519	$215	$259	$(32)	$1,786

Timing of revenue recognition
Services transferred at a point in time	$430	$13	$1	$—	$—	$444
Services transferred over time	395	506	214	259	(32)	1,342
Total revenue	$825	$519	$215	$259	$(32)	$1,786
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation for Ratings which resulted in a reclassification from transaction revenue to non-transaction revenue of $2 million for the first quarter of 2020.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)
	2021	2020
U.S.	$1,238	$1,108
European region	473	405
Asia	208	184
Rest of the world	97	89
Total	$2,016	$1,786

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of March 31, 2021 and December 31, 2020:

(in millions)		March 31,	December 31,
Balance Sheet Location		2021	2020
Assets
Right of use assets	Lease right of use assets	$479	$494
Liabilities
Other current liabilities	Current lease liabilities	100	100
Lease liabilities — non-current	Non-current lease liabilities	525	544

The components of lease expense for the three months ended March 31 are as follows:

(in millions)	2021	2020
Operating lease cost	$33	$36
Sublease income	(1)	(4)
Total lease cost	$32	$32

Supplemental information related to leases for the three months ended March 31 are as follows:

(in millions)	2021	2020
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$32	$39

Right of use assets obtained in exchange for lease obligations
Operating leases	—	6

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	8.4	8.5
Weighted-average discount rate	3.45%	3.78%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2021 (Excluding the three months ended March 31, 2021)	$89
2022	103
2023	85
2024	68
2025	60
2026 and beyond	304
Total undiscounted lease payments	$709
Less: Imputed interest	84
Present value of lease liabilities	$625

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2021 and 2020, S&P Dow Jones Indices LLC earned $37 million and $47 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

A class action lawsuit was filed in Australia on August 7, 2020 against the Company and a subsidiary of the Company. A separate lawsuit was filed against the Company and a subsidiary of the Company in Australia on February 2, 2021 by two entities within the Basis Capital investment group. The lawsuits both relate to alleged investment losses in collateralized debt obligations rated by Ratings prior to the financial crisis.

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

13. Recently Issued or Adopted Accounting Standards

In August of 2020, the Financial Accounting Standards Board ("FASB") issued guidance that amends the accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity. The guidance was effective on January 1, 2021, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In January of 2020, the FASB intended to clarify the interaction of the accounting for equity securities under Accounting Standards Codification ("ASC") 321, investments accounted for under the equity method of accounting under ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The guidance was effective on January 1, 2021, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In December of 2019, the FASB issued guidance to simplify the accounting for income taxes, which eliminates certain exceptions to the general principles of Topic 740. The guidance is effective for reporting periods after December 15, 2020. Our adoption of this guidance on January 1, 2021 did not have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2021. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2020 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three Months Ended March 31, 2021 and 2020
•Liquidity and Capital Resources
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
Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2021	2020	% Change [1]
Revenue	$2,016	$1,786	13%
Operating profit [2]	$1,081	$912	19%
Operating margin %	54%	51%
Diluted earnings per share from net income	$3.12	$2.62	19%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 2021 includes IHS Markit merger costs of $49 million, Kensho retention related expense of $2 million and a gain on disposition of $2 million. 2020 includes employee severance charges of $9 million, a gain on disposition of $7 million and Kensho retention related expense of $5 million. 2021 and 2020 also includes amortization of intangibles from acquisitions of $31 million and $29 million, respectively.

Revenue increased 13% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in transaction revenue due to higher corporate bond ratings revenue, an increase in bank loan ratings revenue and higher structured finance revenues. Revenue growth at Market Intelligence was driven by subscription revenue growth in Credit Risk Solutions, Data Management Solutions and Market Intelligence Desktop products. Revenue growth at Indices was due to higher average levels of assets under management ("AUM") for ETFs and mutual funds, partially offset by lower exchange-

traded derivative revenue. The revenue increase at Platts was primarily due to continued demand for market data and market insights products. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 19%, with a favorable impact from foreign exchange rates of 2 percentage points. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 4 percentage points and a higher gain on dispositions in 2020 of 1 percentage point, partially offset by higher employee severance charges in 2020 of 1 percentage point, operating profit increased 23%. The increase was primarily due to revenue growth at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to the 2019 novel coronavirus ("COVID-19"), partially offset by higher compensation costs driven by annual merit increases and additional headcount.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for the three months ended March 31, 2021, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows.

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

•Taking a lead role in the market regarding ESG disclosures and achieving our stated environmental sustainability targets; and

•Executing against Integration Management Office ("IMO") and regulatory milestones; building trust and team cohesion with IHS Markit (NYSE:INFO) colleagues; laying groundwork to set proforma organization up for successful realization of our synergy and strategic goals.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Consolidated Review

(in millions)	2021	2020	% Change
Revenue	$2,016	$1,786	13%
Total Expenses:
Operating-related expenses	527	518	2%
Selling and general expenses	360	314	15%
Depreciation and amortization	50	49	—%
Total expenses	937	881	6%
Gain on dispositions	(2)	(7)	(71)%
Operating profit	1,081	912	19%
Other (income) expense, net	(7)	1	N/M
Interest expense, net	32	34	(7)%
Provision for taxes on income	248	188	32%
Net income	808	689	17%
Less: net income attributable to noncontrolling interests	(53)	(50)	(7)%
Net income attributable to S&P Global Inc.	$755	$639	18%
N/M- not meaningful

Revenue
The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2021	2020	% Change
Revenue	$2,016	$1,786	13%

Subscription revenue	$781	$748	5%
Non-subscription / transaction revenue	595	444	34%
Non-transaction revenue	400	363	10%
Asset-linked fees	183	160	14%
Sales usage-based royalties	57	71	(19)%

% of total revenue:
Subscription revenue	39%	42%
Non-subscription / transaction revenue	29%	25%
Non-transaction revenue	20%	20%
Asset-linked fees	9%	9%
Sales usage-based royalties	3%	4%

U.S. revenue	$1,238	$1,108	12%
International revenue:
European region	473	405	17%
Asia	208	184	13%
Rest of the world	97	89	8%
Total international revenue	$778	$678	15%
% of total revenue:
U.S. revenue	61%	62%
International revenue	39%	38%

Subscription revenue increased primarily from growth in Market Intelligence's Credit Risk Solutions, Data Management Solutions and Market Intelligence Desktop products and continued demand for Platts proprietary content. Non-subscription / transaction revenue increased due to higher corporate bond ratings revenue, an increase in bank loan ratings revenue and higher structured finance revenues. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in entity credit ratings revenue, higher Ratings Evaluation Service ("RES") revenue driven by increased M&A activity and an increase in CRISIL revenue. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The decrease in sales-usage based royalties was primarily driven by lower exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2021		2020		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings	$232	$91	$223	$73	4%	25%
Market Intelligence [1]	230	122	228	125	1%	(2)%
Platts	50	44	50	49	(1)%	(11)%
Indices	41	35	39	38	9%	(6)%
Intersegment eliminations [2]	(35)	—	(32)	—	(9)%	-
Total segments	518	292	508	285	2%	3%
Corporate Unallocated expense [3]	9	68	10	29	(8)%	N/M
Total	$527	$360	$518	$314	2%	15%
N/M- not meaningful
1    In 2020, selling and general expenses include employee severance charges of $2 million.

2 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
3 In 2021, selling and general expenses include IHS Markit merger costs of $49 million. In 2020, selling and general expenses include employee severance charges of $7 million. In 2021 and 2020, selling and general expenses include Kensho retention related expense of $2 million and $5 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 2% primarily driven by an increase at Ratings driven by higher compensation costs due to annual merit increases and additional headcount, partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 15%. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 15 percentage points, partially offset by higher employee severance charges in 2020 of 2 percentage points and higher Kensho related retention expense in 2020 of 1 percentage point, selling and general expenses increased 3%. This increase was primarily driven by an increase at Ratings driven by higher compensation costs due to annual merit increases and additional headcount, partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Depreciation and Amortization

Depreciation and amortization remained relatively unchanged as an increase in amortization expense driven by the acquisitions of RobecoSAM and Greenwich Associates LLC in January 2020 and February 2020, respectively, was offset by a decrease in depreciation expense.

Gain on Dispositions

During the three months ended March 31, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of SPIAS within our Market Intelligence segment in July of 2019.

During the three months ended March 31, 2020, we completed the following disposition that resulted in a pre-tax gain of $7 million ($7 million after-tax), which was included in Gain on dispositions in the consolidated statements of income:

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

The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2021	2020	% Change
Ratings [1]	$681	$520	31%
Market Intelligence [2]	166	147	13%
Platts [3]	129	112	15%
Indices [4]	191	182	5%
Total segment operating profit	1,167	961	22%
Corporate Unallocated expense [5]	(86)	(49)	(77)%
Total operating profit	$1,081	$912	19%
1 2021 includes amortization of intangibles from acquisitions of $5 million.
2    2021 includes a gain on disposition of $2 million. 2020 includes a gain on disposition related to the sale of Investor Relations of $7 million and employee severance charges of $2 million. 2020 and 2019 includes amortization of intangibles from acquisitions of $16 million and $19 million, respectively.
3 2021 and 2020 include amortization of intangibles from acquisitions of $2 million.
4    2021 and 2020 include amortization of intangibles from acquisitions of $1 million.
5    2021 includes IHS Markit merger costs of $49 million. 2020 includes employee severance charges of $7 million. 2021 and 2020 include Kensho retention related expense of $2 million and $5 million, respectively. 2021 and 2020 include amortization of intangibles from acquisitions of $7 million.

Segment Operating Profit — Increased 22% as compared to 2020. Excluding the unfavorable impact of a higher gain on dispositions in 2020 of less than 1 percentage point and higher amortization of intangibles in 2021 of less than 1 percentage point, partially offset by higher employee severance charges in 2020 of less than 1 percentage point, operating profit increased 22%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 77% compared to 2020. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 104 percentage points, partially offset by higher employee severance charges in 2020 of 15 percentage points and higher Kensho retention related expense in 2020 of 5 percentage points, Corporate Unallocated expense decreased 6% from lower professional fees and a decrease in travel and entertainment expenses.

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

Other (Income) Expense, net
Other (income) expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $7 million for the three months ended March 31, 2021 compared to other expense, net of $1 million for the three months ended March 31, 2020 primarily due to a higher loss on investments for the three months ended March 31, 2020.

Interest Expense, net

Net interest expense decreased $2 million or 7% compared to the three months ended March 31, 2020, respectively, primarily due to lower interest expense resulting from the refinancing of a series of our senior notes in August of 2020.

Provision for Income Taxes

The effective income tax rate was 23.4% and 21.5% for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in the three months ended March 31, 2021 was primarily due to a decrease in the recognition of excess tax benefits associated with share-based payments and an increase in taxes on foreign operations.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $33 million and $31 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2021	2020	% Change
Revenue	$1,017	$825	23%

Transaction revenue	$582	$430	35%
Non-transaction revenue	$435	$395	10%
% of total revenue:
Transaction revenue [1]	57%	52%
Non-transaction revenue [1]	43%	48%

U.S. revenue	$612	$494	24%
International revenue	$405	$331	22%
% of total revenue:
U.S. revenue	60%	60%
International revenue	40%	40%

Operating profit [2]	$681	$520	31%
Operating margin %	67%	63%
1In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $2 million for the first quarter of 2020.
22021 includes amortization of intangibles from acquisitions of $5 million.

Revenue increased 23% and benefited less than 1 percentage point from the impact of recent acquisitions. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily in the U.S. and Europe and higher bank loan ratings revenue. The increase in corporate bond ratings revenue was primarily driven by higher U.S. high-yield issuance volumes mainly resulting from historically low borrowing costs and higher structured finance revenues primarily driven by increased issuance of U.S. collateralized loan obligations ("CLOs") as demand for leveraged loans increased. Bank loan ratings revenue growth was also primarily driven by increased U.S. issuance volumes. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in entity credit ratings revenue, higher Ratings Evaluation Service ("RES") revenue driven by increased M&A activity and an increase in CRISIL revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had a favorable impact of 2 percentage points.
Operating profit increased 31%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the impact of higher amortization of intangibles in 2021 of 1 percentage point, operating profit increased 32%. The increase was primarily due to revenue growth partially offset by higher compensation costs due to annual merit increases and additional headcount and higher incentive costs.

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

	First Quarter Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	111%	53%	60%
Investment-grade issuance	(17)%	22%	3%
Total issuance	(1)%	26%	9%
*     Includes Industrials and Financial Services.

•High-yield issuance was up significantly in the U.S. and Europe for the quarter as issuers continued to take advantage of historically low borrowing costs. Corporate issuance in the U.S. was down slightly for the quarter driven by weakness in investment-grade issuance. A number of large financing transactions contributed to the increase in investment-grade issuance in Europe for the quarter.

	First Quarter Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	11%	18%	12%
Structured credit (primarily CLOs)	63%	334%	92%
Commercial mortgage-backed securities (“CMBS”)	(45)%	26%	(41)%
Residential mortgage-backed securities (“RMBS”)	(3)%	32%	9%
Covered bonds	*	(40)%	(54)%
Total issuance	17%	6%	5%
*     Represents no activity in 2021 and 2020.

•ABS issuance increased in the quarter in the U.S. and Europe driven by an increase in certain asset lease deals and auto transactions.

•Issuance was up in the U.S. and European structured credit markets driven by an increase in CLO transactions as demand for leveraged loans increased.

•CMBS issuance was down in the U.S. reflecting decreased market volume due to the poor market environment and the impact of the COVID-19 crisis limiting third party site inspections and appraisal reports. European CMBS issuance was up, although from a low 2020 base.

•RMBS issuance was down in the U.S. reflecting decreased market volume in Non-Performing Loans due to the impact of the COVID-19 crisis and the uncertainty on collateral performance. RMBS issuance increased in Europe reflecting a number of large jumbo deals in the quarter.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe decreased due to inexpensive central bank funding with TLTRO III.

For a further discussion of competitive and other risks inherent in our Ratings business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Market Intelligence

Market Intelligence's portfolio of capabilities are designed to help investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform valuations and assess credit risk.

During the three months ended March 31, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS") in July of 2019.

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's IR webhosting business to Q4, a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months ended March 31, 2020, we recorded a pre-tax gain of $7 million ($7 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of IR.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2021	2020	% Change
Revenue	$539	$519	4%

Subscription revenue	$527	$505	4%
Non-subscription revenue	$12	$13	(11)%
Asset-linked fees	$—	$1	(84)%
% of total revenue:
Subscription revenue	98%	97%
Non-subscription revenue	2%	3%
Asset-linked fees	—%	—%

U.S. revenue	$346	$339	2%
International revenue	$193	$180	7%
% of total revenue:
U.S. revenue	64%	65%
International revenue	36%	35%

Operating profit [1]	$166	$147	13%
Operating margin %	31%	28%
1 2021 includes a gain on disposition of $2 million. 2020 includes a gain on the sale of Investor Relations of $7 million and employee severance charges of $2 million. 2021 and 2020 includes amortization of intangibles from acquisitions of $16 million and $19 million, respectively.

Revenue increased 4% and was unfavorably impacted by less than 1 percentage point from the effect of a recent disposition. The increase was primarily driven by subscription revenue growth for certain data feed products within Data Management Solutions, CUSIP, RatingsXpress® and certain Market Intelligence Desktop products. Excluding the impact of a recent disposition favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Credit Risk Solutions, Data Management Solutions, and Desktop was 6%, 9% and 2%, respectively. Both U.S. revenue and international revenue increased compared to 2020. Foreign exchange rates had a favorable impact of less than one percentage point.

Operating profit increased 13%, with a 1 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of a higher gain on the dispositions in 2020 of 3 percentage points, partially offset by the favorable impact of higher amortization of intangibles in 2020 of 2 percentage points and higher employee severance charges in 2020 of 1 percentage point, operating profit increased 13% primarily due to revenue growth while increased technology expenses were largely offset by reductions in travel expenses from COVID 19 restrictions and lower bad debt provisions.

For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:
•Subscription revenue — primarily from subscriptions to our market data and market insights (price assessments, market reports and commentary and analytics) along with other information products;
•Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and
•Non-subscription revenue — conference sponsorship, consulting engagements, and events.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2021	2020	% Change
Revenue	$225	$215	5%

Subscription revenue	$208	$197	6%
Sales usage-based royalties	$16	$17	(4)%
Non-subscription revenue	$1	$1	(23)%
% of total revenue:
Subscription revenue	92%	92%
Sales usage-based royalties	7%	8%
Non-subscription revenue	1%	—%

U.S. revenue	$72	$70	2%
International revenue	$153	$145	6%
% of total revenue:
U.S. revenue	32%	33%
International revenue	68%	67%

Operating profit [1]	$129	$112	15%
Operating margin %	57%	52%
12021 and 2020 both include amortization of intangibles from acquisitions of $2 million.

Revenue increased 5% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. This increase was partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to decreased trading volumes in Petroleum and Gas and a decrease in conference revenue as a result of the loss of physical events due to COVID-19. Demand for market data and market insights products was driven by international customers. Both U.S. revenue and international revenue grew compared to 2020. Petroleum continues to be the most significant revenue driver, followed by petrochemicals, natural gas, power & renewables, metals & agriculture, and shipping also contributing to revenue growth.

Operating profit increased 15% with a favorable impact from foreign exchange rates of less than 1 percentage point. The increase was primarily due to revenue growth combined with a reduction in expenses. Expenses decreased primarily due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower costs as a result of cancellation and postponement of events due to COVID-19, a reduction in the Company's real estate footprint and a decrease in bad debt expense, partially offset by an increase in operating costs to support business initiatives at Platts and higher incentive costs.
For a further discussion of competitive and other risks inherent in our Platts business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.
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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2021	2020	% Change
Revenue	$270	$259	4%

Asset-linked fees	$183	$159	15%
Subscription revenue	$46	$46	1%
Sales usage-based royalties	$41	$54	(24)%
% of total revenue:
Asset-linked fees	68%	61%
Subscription revenue	17%	18%
Sales usage-based royalties	15%	21%

U.S. revenue	$227	$222	2%
International revenue	$43	$37	17%
% of total revenue:
U.S. revenue	84%	86%
International revenue	16%	14%

Operating profit [1]	$191	$182	5%
Less: net operating profit attributable to noncontrolling interests	51	49
Net operating profit	$140	$133	5%
Operating margin %	71%	70%
Net operating margin %	52%	51%
1 2021 and 2020 both include amortization of intangibles from acquisitions of $1 million.

Revenue at Indices increased 4% primarily due to higher average levels of assets under management ("AUM") for ETFs and mutual funds, partially offset by lower exchange-traded derivative revenue. Average levels of AUM for ETFs increased 30% to $2.115 trillion and ending AUM for ETFs increased 65% to $2.214 trillion compared to the three months ended March 31, 2020 while exchange-traded derivative activity was impacted by both lower average daily trading volume from reduced volatility and lower rates per trade from a shift in product mix from a year ago. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 5% due to revenue growth partially offset by higher compensation costs from annual merit increases and additional headcount. Foreign exchange rates had a favorable impact of less than 1 percentage point.

For a further discussion of competitive and other risks inherent in our Indices business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $4,518 million as of March 31, 2021, an increase of $396 million from December 31, 2020.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2021	2020	% Change
Net cash provided by (used for):
Operating activities	$768	$680	13%
Investing activities	$(24)	$(183)	(87)%
Financing activities	$(293)	$(1,401)	(79)%

In the first three months of 2021, free cash flow increased $63 million to $681 million compared to $618 million in the first three months of 2020. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $88 million to $768 million for the first three months of 2021. The increase is mainly due to higher operating results in 2021.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $24 million for the first three months of 2021 compared to $183 million in the first three months of 2020, primarily due to cash used for the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in 2020. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased $1,108 million to $293 million for the first three months of 2021. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2021. During the three months ended March 31, 2021, we did not use cash to repurchase shares. During the three months ended March 31, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement (our "credit facility") that will terminate on April 26, 2026. This credit facility replaced our revolving $1.2 billion five-year credit facility (our "previous credit facility") that was scheduled to terminate on June 30, 2022. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

As of March 31, 2021 and December 31, 2020, we had the ability to borrow a total of $1.2 billion through our commercial paper program, which was supported by our previous credit facility that we entered into on June 30, 2017. As of March 31, 2021 and December 31, 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the previous credit facility during the three months ended March 31, 2021 and 2020.

Depending on our corporate credit rating, we paid a commitment fee of 8 to 17.5 basis points for our previous credit facility, whether or not amounts have been borrowed. During the three months ended March 31, 2021, we paid a commitment fee of 10 basis points. The interest rate on borrowings under our previous credit facility was, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this previous credit facility, there was also a spread based on our corporate credit rating.

Our previous credit facility contained certain covenants. The only financial covenant required that our indebtedness to cash flow ratio, as defined in our previous credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

Dividends

On January 27, 2021, the Board of Directors approved an increase in the quarterly common stock dividend from $0.67 per share to $0.77 per share.

Supplemental Guarantor Financial Information

The senior notes described below were issued by S&P Global Inc. and are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company. All senior notes have been registered with the SEC.

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

Summarized results of operations for the three months ended March 31 are as follows:

(in millions)	2021
Revenue	$862
Operating Profit	567
Net Income	115
Net income attributable to S&P Global Inc.	115

Summarized balance sheet information as of March 31, 2021 and December 31, 2020 is as follows:

(in millions)	March 31,	December 31,
	2021	2020
Current assets (excluding intercompany from Non-Obligor Group)	$3,501	$3,093
Noncurrent assets	1,070	1,055
Current liabilities (excluding intercompany to Non-Obligor Group)	1,357	1,179
Noncurrent liabilities	4,930	4,936
Intercompany payables to Non-Obligor Group	4,163	3,893

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

(in millions)	2021	2020	% Change
Cash provided by operating activities	$768	$680	13%
Capital expenditures	(18)	(11)
Distributions to noncontrolling interest holders, net	(69)	(51)
Free cash flow	681	618	10%
IHS Markit merger costs	37	—
Free cash flow excluding certain items	$718	$618	16%

(in millions)	2021	2020	% Change
Cash used for investing activities	(24)	(183)	(87)%
Cash used for financing activities	(293)	(1,401)	(79)%

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
•the satisfaction of the conditions precedent to consummation of the Merger, including the ability to secure regulatory approvals on the terms expected at all or in a timely manner;
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

•the continuously evolving regulatory environment, in Europe, the United States and elsewhere, affecting S&P Global Ratings, S&P Global Platts, S&P Dow Jones Indices, S&P Global Market Intelligence and the products those business divisions offer including our ESG products, and the Company’s compliance therewith;
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

The factors noted above are not exhaustive. The Company and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as required by applicable law. Further information about the Company’s businesses, including information about factors that could materially affect its results of operations and financial condition, is contained in the Company’s filings with the SEC, including Item 1A, Risk Factors, in our most recently filed Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2021 and December 31, 2020, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2021 and December 31, 2020, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the three months ended March 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the first quarter of 2021, we did not repurchase any shares under the 2020 Repurchase Program and, as of March 31, 2021, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the first quarter of 2021, we did not repurchase any shares under our 2013 Repurchase Program and as of March 31, 2021, 0.8 million shares remained under the 2013 Repurchase Program.

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

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2021 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2021	33,690	$328.45	—	30.8 million
February 1 — February 28, 2021	1,834	326.74	—	30.8 million
March 1 — March 31, 2021	1,598	336.35	—	30.8 million
Total — Quarter	37,122	$328.70	—	30.8 million

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

Revenue in the first quarter of 2021 attributable to the transactions or dealings by the Company described below was approximately $309 with net profit from such sales being a fraction of the revenues.

During the first quarter of 2021, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. The Company will continue to monitor its provision of products and services to such subscribers.

ENTRY INTO CREDIT AGREEMENT

On April 26, 2021, the Company entered into a revolving $1.5 billion Five-Year Credit Agreement (the “Credit Agreement”), by and among the Company, Standard & Poor’s Financial Services LLC, a wholly-owned subsidiary of the Company, as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent. The Credit Agreement replaces the Company’s existing $1.2 billion Five-Year Credit Agreement, dated as of June 30, 2017.
Commitment fees for the unutilized commitments under the Credit Agreement and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. The Credit Agreement also includes an accordion feature which allows the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. The Credit Agreement contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the Credit Agreement.

Item 6. Exhibits

(10.1)*	Terms and Conditions of 2021 Performance Share Unit Award

(10.2)*	Terms and Conditions of 2021 Restricted Stock Unit Award

(10.3)*	S&P Dow Jones Indices 2021 Long-Term Cash Incentive Compensation Plan

(10.4)*	Terms and Conditions of 2021 Cliff Vest Restricted Stock Unit Award

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

* These exhibits relate to management contracts or compensatory plan arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	April 29, 2021	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	April 29, 2021	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer