Form 10-Q
period 2021-06-30
S&P Global Inc.
filed 2021-07-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 23, 2021 (latest practicable date), 241.0 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of June 30, 2021, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2021 and 2020, the related consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 29, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$2,106	$1,943	$4,122	$3,729
Expenses:
Operating-related expenses	533	493	1,060	1,011
Selling and general expenses	374	295	735	609
Depreciation	23	19	42	39
Amortization of intangibles	22	32	53	61
Total expenses	952	839	1,890	1,720
Gain on dispositions	—	(1)	(2)	(8)
Operating profit	1,154	1,105	2,234	2,017
Other income, net	(22)	(10)	(29)	(9)
Interest expense, net	32	40	63	74
Income before taxes on income	1,144	1,075	2,200	1,952
Provision for taxes on income	287	233	534	421
Net income	857	842	1,666	1,531
Less: net income attributable to noncontrolling interests	(59)	(50)	(113)	(100)
Net income attributable to S&P Global Inc.	$798	$792	$1,553	$1,431

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.31	$3.29	$6.45	$5.92
Diluted	$3.30	$3.28	$6.42	$5.90
Weighted-average number of common shares outstanding:
Basic	240.8	240.9	240.7	241.5
Diluted	241.8	241.9	241.7	242.6

Actual shares outstanding at period end			241.0	241.0
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$857	$842	$1,666	$1,531

Other comprehensive income:
Foreign currency translation adjustments	38	(17)	13	(54)
Income tax effect	7	(4)	2	2
	45	(21)	15	(52)

Pension and other postretirement benefit plans	(1)	(37)	20	(34)
Income tax effect	—	10	(4)	9
	(1)	(27)	16	(25)

Unrealized (loss) gain on cash flow hedges	(216)	5	(214)	(4)
Income tax effect	56	(1)	56	1
	(160)	4	(158)	(3)

Comprehensive income	741	798	1,539	1,451
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(8)	(4)	(10)	(5)
Less: comprehensive income attributable to redeemable noncontrolling interests	(51)	(46)	(103)	(95)
Comprehensive income attributable to S&P Global Inc.	$682	$748	$1,426	$1,351

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,213	$4,108
Restricted cash	8	14
Accounts receivable, net of allowance for doubtful accounts: 2021 - $32; 2020 - $30	1,421	1,593
Prepaid and other current assets	290	273
Total current assets	6,932	5,988
Property and equipment, net of accumulated depreciation: 2021 - $615; 2020 - $587	268	284
Right of use assets	446	494
Goodwill	3,719	3,735
Other intangible assets, net	1,311	1,352
Other non-current assets	722	684
Total assets	$13,398	$12,537
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210	$233
Accrued compensation and contributions to retirement plans	338	551
Income taxes currently payable	168	84
Unearned revenue	2,099	2,168
Other current liabilities	500	551
Total current liabilities	3,315	3,587
Long-term debt	4,112	4,110
Lease liabilities — non-current	496	544
Pension and other postretirement benefits	290	291
Other non-current liabilities	749	653
Total liabilities	8,962	9,185
Redeemable noncontrolling interest (Note 8)	3,105	2,781
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	963	946
Retained income	14,237	13,367
Accumulated other comprehensive loss	(764)	(637)
Less: common stock in treasury	(13,465)	(13,461)
Total equity — controlling interests	1,265	509
Total equity — noncontrolling interests	66	62
Total equity	1,331	571
Total liabilities and equity	$13,398	$12,537

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net income	$1,666	$1,531
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	42	39
Amortization of intangibles	53	61
Provision for losses on accounts receivable	13	14
Deferred income taxes	(47)	3
Stock-based compensation	50	22
Gain on dispositions	(2)	(8)
Pension settlement charges, net of taxes	—	2
Other	22	27
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	153	30
Prepaid and other current assets	(71)	(48)
Accounts payable and accrued expenses	(199)	(192)
Unearned revenue	(76)	(56)
Other current liabilities	(26)	(16)
Net change in prepaid/accrued income taxes	100	247
Net change in other assets and liabilities	13	(39)
Cash provided by operating activities	1,691	1,617
Investing Activities:
Capital expenditures	(25)	(18)
Acquisitions, net of cash acquired	(10)	(185)
Proceeds from dispositions	2	2
Changes in short-term investments	—	15
Cash used for investing activities	(33)	(186)
Financing Activities:
Dividends paid to shareholders	(371)	(323)
Distributions to noncontrolling interest holders, net	(118)	(92)
Repurchase of treasury shares	—	(1,153)
Exercise of stock options	7	12
Employee withholding tax on share-based payments	(44)	(54)
Cash used for financing activities	(526)	(1,610)
Effect of exchange rate changes on cash	(33)	(23)
Net change in cash, cash equivalents, and restricted cash	1,099	(202)
Cash, cash equivalents, and restricted cash at beginning of period	4,122	2,886
Cash, cash equivalents, and restricted cash at end of period	$5,221	$2,684

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2021	$294	$935	$13,920	(648)	$13,469	$1,032	$66	$1,098
Comprehensive income [1]			798	(116)		682	8	690
Dividends (Dividend declared per common share — $0.77 per share)			(185)			(185)	(7)	(192)
Employee stock plans		28			(4)	32		32
Change in redemption value of redeemable noncontrolling interest			(296)			(296)		(296)
Other						—	(1)	(1)
Balance as of June 30, 2021	$294	$963	$14,237	$(764)	$13,465	$1,265	$66	$1,331

Three Months Ended June 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2020	$294	$754	$12,691	$(660)	$13,329	$(250)	$56	$(194)
Comprehensive income [1]			792	(44)		748	4	752
Dividends (Dividend declared per common share — $0.67 per share)			(162)			(162)	(2)	(164)
Employee stock plans		8			2	6		6
Change in redemption value of redeemable noncontrolling interest			(135)			(135)		(135)
Other			3			3		3
Balance as of June 30, 2020	$294	$762	$13,189	$(704)	$13,331	$210	$58	$268

Six Months Ended June 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$294	$946	$13,367	(637)	$13,461	509	$62	$571
Comprehensive income [1]			1,553	(127)		1,426	10	1,436
Dividends (Dividend declared per common share — $1.54 per share)			(371)			(371)	(7)	(378)
Employee stock plans		17			4	13		13
Change in redemption value of redeemable noncontrolling interest			(312)			(312)		(312)
Other						—	1	1
Balance as of June 30, 2021	$294	$963	$14,237	$(764)	$13,465	$1,265	$66	$1,331

Six Months Ended June 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$294	$903	$12,205	$(624)	$12,299	$479	$57	$536
Comprehensive income [1]			1,431	(80)		1,351	5	1,356
Dividends (Dividend declared per common share — $1.34 per share)			(323)			(323)	(2)	(325)
Share repurchases		(120)			1,033	(1,153)		(1,153)
Employee stock plans		(21)			(1)	(20)		(20)
Change in redemption value of redeemable noncontrolling interest			(124)			(124)		(124)
Other						—	(2)	(2)
Balance as of June 30, 2020	$294	$762	$13,189	$(704)	$13,331	$210	$58	$268

1Excludes comprehensive income of $51 million and $46 million three months ended June 30, 2021 and 2020, respectively, and $103 million and $95 million for the six months ended June 30, 2021 and 2020, respectively, attributable to our redeemable noncontrolling interest.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $8 million and $14 million as of June 30, 2021 and December 31, 2020, respectively. Restricted cash primarily consisted of cash required to be on deposit under contractual agreements in connection with certain acquisitions and dispositions.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2021 and December 31, 2020, contract assets were $16 million and $7 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at June 30, 2021 compared to December 31, 2020 is primarily driven by $1.5 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.5 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $128 million and $129 million as of June 30, 2021 and December 31, 2020, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other Income, net

The components of other income, net for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2021	2020	2021	2020
Other components of net periodic benefit cost[1]	$(11)	$(5)	$(22)	$(15)
Net (gain) loss from investments	(11)	(5)	(7)	6
Other income, net	$(22)	$(10)	$(29)	$(9)

1    The net periodic benefit cost for our retirement and post retirement plans for the three and six months ended June 30, 2020 includes a non-cash pre-tax settlement charge of $3 million.

2.    Acquisitions and Divestitures

Acquisitions

Merger Agreement

In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. On March 11, 2021, S&P Global and IHS Markit shareholders voted to approve the merger agreement. As of May 31, 2021, IHS Markit had approximately 398.6 million shares outstanding. Subject to certain closing conditions, the merger is expected to be completed in the fourth quarter of 2021.

2021

During the six months ended June 30, 2021, we did not complete any material acquisitions.

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

Divestitures

2021

During the six months ended June 30, 2021, we did not complete any dispositions.

During the six months ended June 30, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS"), a business within our Market Intelligence segment, in July of 2019.

2020

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three and six months ended June 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) and $8 million ($8 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of IR.

The operating profit of our businesses that were disposed of for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2021	2020	2021	2020
Operating profit [1]	$—	$1	$1	$1
1 The six months ended June 30, 2021 excludes a pre-tax gain related to the sale of the SPIAS of $2 million. The three and six months ended June 30, 2020 excludes a pre-tax gain on the sale of the IR webhosting business of $1 million and $8 million, respectively.

3.    Income Taxes

The effective income tax rate was 25.1% and 24.3% for the three and six months ended June 30, 2021, respectively, and 21.7% and 21.6% for the three and six months ended June 30, 2020, respectively. The increase in 2021 was primarily due to an increase in taxes on foreign operations, including the re-valuation of deferred tax liabilities related to a UK income tax rate change, certain non-deductible IHS Markit merger costs and the successful resolution of tax examinations in the prior year. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant unusual or infrequently occurring items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company is continuously subject to tax examinations in various jurisdictions. As of June 30, 2021 and December 31, 2020, the total amount of federal, state and local, and foreign unrecognized tax benefits was $132 million and $121 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2021 and December 31, 2020, we had $26 million and $24 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $19 million in the next twelve months as a result of the resolution of local tax examinations.

4.    Debt
A summary of long-term debt outstanding is as follows:

(in millions)	June 30, 2021	December 31, 2020
4.0% Senior Notes, due 2025 [1]	695	695
2.95% Senior Notes, due 2027 [2]	495	495
2.5% Senior Notes, due 2029 [3]	496	495
1.25% Senior Notes, due 2030 [4]	593	592
6.55% Senior Notes, due 2037 [5]	290	290
4.5% Senior Notes, due 2048 [6]	273	273
3.25% Senior Notes, due 2049 [7]	589	589
2.3% Senior Notes, due 2060 [8]	681	681
Long-term debt	4,112	4,110
1Interest payments are due semiannually on June 15 and December 15, and as of June 30, 2021, the unamortized debt discount and issuance costs total $5 million.
2Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2021, the unamortized debt discount and issuance costs total $5 million.
3Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2021, the unamortized debt discount and issuance costs total $4 million.
4Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of June 30, 2021, the unamortized debt discount and issuance costs total $7 million.
5Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2021, the unamortized debt discount and issuance costs total $3 million.
6Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2021, the unamortized debt discount and issuance costs total $10 million.
7Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2021, the unamortized debt discount and issuance costs total $11 million.
8Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of June 30, 2021, the unamortized debt discount and issuance costs total $19 million.

The fair value of our total debt borrowings was $4.4 billion and $4.6 billion as of June 30, 2021 and December 31, 2020, respectively, and was estimated based on quoted market prices.
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
We have the ability to borrow a total of $1.5 billion through our commercial paper program, which is supported by our credit facility. As of June 30, 2021 and December 31, 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility or previous credit facility during the three and six months ended June 30, 2021 and 2020.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. We currently pay a commitment fee of 9 basis points. The credit facility also includes an accordion feature which allows the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant required is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2021 and December 31, 2020, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the six months ended June 30, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2021 and twelve months ended December 31, 2020, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of June 30, 2021 and December 31, 2020, the aggregate notional value of these outstanding forward contracts was $276 million and $460 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in other current liabilities as of June 30, 2021 and December 31, 2020 was $6 million and $2 million, respectively. The amount recorded in selling and general expense related to these contracts was a net gain of $3 million and a net loss of $3 million for three and six months ended June 30, 2021, respectively, and a net gain of $7 million and a net loss of $4 million for the three and six months ended June 30, 2020, respectively.

Net Investment Hedges

During the six months ended June 30, 2021 and twelve months ended December 31, 2020, we entered into cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029, 2030. As of June 30, 2021 and December 31, 2020, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and six months ended June 30, 2021 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $5 million and $9 million for the three and six months ended June 30, 2021, respectively, and $2 million and $5 million for the three and six months ended June 30, 2020, respectively.
Cash Flow Hedges

Foreign Exchange Forward Contracts

During the six months ended June 30, 2021 and twelve months ended December 31, 2020, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2023 and the fourth quarter of 2022, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of June 30, 2021, we estimate that $13 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of June 30, 2021 and December 31, 2020, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $480 million and $489 million, respectively.

Interest Rate Swaps
During the six months ended June 30, 2021, we entered into a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into Interest expense, net in the same period that the hedged transaction affects earnings.
As of June 30, 2021, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $2.3 billion.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of June 30, 2021 and December 31, 2020:

(in millions)		June 30,	December 31,
Balance Sheet Location		2021	2020
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$14	$23
Other current liabilities	Foreign exchange forward contracts	$—	$2
Other non-current liabilities	Interest rate swap contracts	$206	$—
Derivatives designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$77	$107
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2021	2020		2021	2020
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(6)	$4	Revenue, Selling and general expenses	$5	$(2)
Interest rate swap contracts	$(208)	$—	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$11	$(22)	Interest expense, net	$(3)	$—

Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2021	2020		2021	2020
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(6)	$(3)	Revenue, Selling and general expenses	$10	$(4)
Interest rate swap contracts	$(206)	$—	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$26	$9	Interest expense, net	$(3)	$—
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2021	2020	2021	2020
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$14	$(5)	$14	$2
Change in fair value, net of tax	3	2	8	(7)
Reclassification into earnings, net of tax	(5)	2	(10)	4
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$12	$(1)	$12	$(1)
Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$2	$—	$—	$—
Change in fair value, net of tax	(157)	—	(155)	—
Reclassification into earnings, net of tax	—	—	—	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$(155)	$—	$(155)	$—

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$(70)	$16	$(81)	$(8)
Change in fair value, net of tax	8	(16)	19	8
Reclassification into earnings, net of tax	3	—	3	—
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$(59)	$—	$(59)	$—

6. Employee Benefits
We maintain a number of active defined contribution retirement plans for our employees. The majority of our defined benefit plans are frozen. As a result, no new employees will be permitted to enter these plans and no additional benefits for current participants in the frozen plans will be accrued.

We also have supplemental benefit plans providing senior management with supplemental retirement, disability and death benefits. Certain supplemental retirement benefits are based on final monthly earnings. In addition, we sponsor a voluntary 401(k) plan under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees' compensation to the employees' accounts.

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2021	2020	2021	2020
Service cost	$1	$1	$2	$2
Interest cost	10	13	21	26
Expected return on assets	(26)	(25)	(52)	(51)
Amortization of prior service credit / actuarial loss	5	4	9	7
Net periodic benefit cost	$(10)	$(7)	$(20)	$(16)
Settlement charge [1]	—	3		3
Net benefit cost	$(10)	$(4)	$(20)	$(13)
1 During the three and six months ended June 30, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our UK pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million.

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2021 and 2020.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2021. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2021 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2021, we contributed $5 million to our retirement plans and expect to make additional required contributions of approximately $6 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the second half of 2021.

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

Total stock-based compensation expense primarily related to restricted stock and unit awards was $31 million and $50 million for the three and six months ended June 30, 2021, respectively, and $11 million and $22 million, for the three and six months ended June 30, 2020, respectively. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of June 30, 2021 was $135 million, which is expected to be recognized over a weighted average period of 2 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2021, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.

We entered into accelerated share repurchase (“ASR”) agreements with financial institutions to initiate share repurchases of our common stock. Under an ASR agreement, we pay a specified amount to the financial institution and receive an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of each ASR agreement based on the volume weighted-average share price, less a discount. We account for our ASR agreements as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreements resulted in a reduction of outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The repurchased shares are held in Treasury. The forward stock purchase contracts were classified as equity instruments. The ASR agreements were executed under our 2013 Repurchase Program, approved on December 4, 2013.
The terms of each ASR agreement entered for the six months ended June 30, 2020, structured as outlined above, are as follows:

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

Additionally, we purchased shares of our common stock in the open market for the six months ended June 30, 2020 as follows:

(in millions, except average price)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
June 30, 2020	0.5	$291.99	$150

During the six months ended June 30, 2021, we did not use cash to repurchase shares. During the six months ended June 30, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2021 were as follows:

(in millions)
Balance as of December 31, 2020	$2,781
Net income attributable to redeemable noncontrolling interest	103
Distributions payable to redeemable noncontrolling interest	(91)
Redemption value adjustment	312
Balance as of June 30, 2021	$3,105

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2021:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(323)		$(328)		$14		$(637)
Other comprehensive (loss) income before reclassifications	15	1	9		(148)		(124)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		7	2	(10)	3	(3)
Net other comprehensive (loss) income	15		16		(158)		(127)
Balance as of June 30, 2021	$(308)		$(312)		$(144)		$(764)
1Includes an unrealized gain related to our cross currency swaps. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $2 million for the six months ended June 30, 2021. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2021	2020	2021	2020
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$798	$792	$1,553	$1,431

Basic weighted-average number of common shares outstanding	240.8	240.9	240.7	241.5
Effect of stock options and other dilutive securities	1.0	1.0	1.0	1.1
Diluted weighted-average number of common shares outstanding	241.8	241.9	241.7	242.6

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.31	$3.29	$6.45	$5.92
Diluted	$3.30	$3.28	$6.42	$5.90

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2021 and 2020, there were no stock options excluded. Restricted performance shares outstanding of 0.5 million and 0.6 million as of June 30, 2021 and 2020, respectively, were excluded.

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

In certain circumstances, reserves are no longer needed because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed.

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2021 by segment is as follows:

	2020 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Ratings	$4	$2
Market Intelligence	27	10
Platts	10	6
Indices	5	1
Corporate	19	9
Total	$65	$28

The ending reserve balance for the 2020 restructuring plan was $58 million as of December 31, 2020. For the six months ended June 30, 2021, we have reduced the reserve for the 2020 restructuring plan by $30 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have four reportable segments: Ratings, Market Intelligence, Platts and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, other (income) expense, net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments.
A summary of operating results for the periods ended June 30 is as follows:

Revenue	Three Months		Six Months
(in millions)	2021	2020	2021	2020
Ratings	$1,073	$1,006	$2,090	$1,831
Market Intelligence	555	516	1,094	1,034
Platts	236	217	461	433
Indices	278	240	548	499
Intersegment elimination [1]	(36)	(36)	(71)	(68)
Total revenue	$2,106	$1,943	$4,122	$3,729

Operating Profit	Three Months		Six Months
(in millions)	2021	2020	2021	2020
Ratings [2]	$729	$693	$1,410	$1,213
Market Intelligence [3]	180	159	347	306
Platts [4]	135	124	263	236
Indices [5]	196	171	387	353
Total reportable segments	1,240	1,147	2,407	2,108
Corporate Unallocated expense[6]	(86)	(42)	(173)	(91)
Total operating profit	$1,154	$1,105	$2,234	$2,017

1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for three and six months ended June 30, 2021 includes amortization of intangibles from acquisitions of $2 million and $7 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $2 million for the three and six months ended June 30, 2020.
3 Operating profit for six months ended June 30, 2021 includes a gain on disposition of $2 million, and operating profit for three and six months ended June 30, 2020 includes a gain on disposition of $1 million and $8 million, respectively. Operating profit for six months ended June 30, 2020 includes employee severance charges of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $16 million and $20 million for three months ended June 30, 2021 and 2020, respectively, and $33 million and $39 million for six months ended June 30, 2021 and 2020, respectively.
4 Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2021 and 2020, respectively, and $4 million for the six months ended June 30, 2021 and 2020.
5 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2021 and 2020, and $3 million for the six months ended June 30, 2021 and 2020.
6 Corporate Unallocated expense for the three and six months ended June 30, 2021 includes IHS Markit merger costs of $50 million and $99 million, respectively, a lease impairment of $3 million, and for six months ended June 30, 2021 includes Kensho retention related expense of $2 million. Corporate Unallocated expense for the three and six months ended June 30, 2020 includes employee severance charges of $3 million and $10 million, respectively, and Kensho retention related expense of $2 million and $7 million, respectively. Corporate Unallocated expense also includes amortization of intangibles from acquisitions of $7 million for the six months ended June 30, 2021, and $7 million and $13 million for the three and six months ended June 30, 2020, respectively.

The following table presents our revenue disaggregated by revenue type for the periods ended June 30:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2021
Subscription	$—	$540	$217	$48	$—	$805
Non-subscription / Transaction	615	15	3	—	—	633
Non-transaction	458	—	—	—	(36)	422
Asset-linked fees	—	—	—	195	—	195
Sales usage-based royalties	—	—	16	35	—	51
Total revenue	$1,073	$555	$236	$278	$(36)	$2,106

Timing of revenue recognition
Services transferred at a point in time	$615	$15	$3	$—	$—	$633
Services transferred over time	458	540	233	278	(36)	1,473
Total revenue	$1,073	$555	$236	$278	$(36)	$2,106

	Six Months Ended June 30, 2021
Subscription	$—	$1,067	$425	$94	$—	$1,586
Non-subscription / Transaction	1,197	27	4	—	—	1,228
Non-transaction	893	—	—	—	(71)	822
Asset-linked fees	—	—	—	378	—	378
Sales usage-based royalties	—	—	32	76	—	108
Other revenue	—	—	—	—	—	—
Total revenue	$2,090	$1,094	$461	$548	$(71)	$4,122

Timing of revenue recognition
Services transferred at a point in time	$1,197	$27	$4	$—	$—	$1,228
Services transferred over time	893	1,067	457	548	(71)	2,894
Total revenue	$2,090	$1,094	$461	$548	$(71)	$4,122

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2020[2]
Subscription	$—	$503	$201	$43	$—	$747
Non-subscription / Transaction	622	13	1	—	—	636
Non-transaction	384	—	—	—	(36)	348
Asset-linked fees	—	—	—	153	—	153
Sales usage-based royalties	—	—	15	44	—	59
Total revenue	$1,006	$516	$217	$240	$(36)	$1,943

Timing of revenue recognition
Services transferred at a point in time	$622	$13	$1	$—	$—	$636
Services transferred over time	384	503	216	240	(36)	1,307
Total revenue	$1,006	$516	$217	$240	$(36)	$1,943

	Six Months Ended June 30, 2020[2]
Subscription	$—	$1,007	$398	$89	$—	$1,494
Non-subscription / Transaction	1,052	26	3	—	—	1,081
Non-transaction	779	—	—	—	(68)	711
Asset-linked fees	—	1	—	312	—	313
Sales usage-based royalties	—	—	32	98	—	130
Other revenue	—	—	—	—	—	—
Total revenue	$1,831	$1,034	$433	$499	$(68)	$3,729

Timing of revenue recognition
Services transferred at a point in time	$1,052	$26	$3	$—	$—	$1,081
Services transferred over time	779	1,008	430	499	(68)	2,648
Total revenue	$1,831	$1,034	$433	$499	$(68)	$3,729
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation for Ratings which resulted in a reclassification from transaction revenue to non-transaction revenue of $2 million and $4 million for the three and six months ended June 30, 2020, respectively.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2021	2020	2021	2020
U.S.	$1,262	$1,200	$2,500	$2,308
European region	524	450	998	855
Asia	214	187	422	371
Rest of the world	106	106	202	195
Total	$2,106	$1,943	$4,122	$3,729

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
During the three and six months ending June 30, 2021, we recorded a pre-tax impairment charge of $3 million related to the impairment and abandonment of operating lease related ROU assets. The impairment charges are included in selling and general expenses within the consolidated statements of income.
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of June 30, 2021 and December 31, 2020:

(in millions)		June 30,	December 31,
Balance Sheet Location		2021	2020
Assets
Right of use assets	Lease right of use assets	$446	$494
Liabilities
Other current liabilities	Current lease liabilities	95	100
Lease liabilities — non-current	Non-current lease liabilities	496	544

The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2021	2020	2021	2020
Operating lease cost	$33	$39	$65	$75
Sublease income	(1)	(1)	(1)	(5)
Total lease cost	$32	$38	$64	$70

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2021	2020	2021	2020
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$33	$33	65	72

Right of use assets obtained in exchange for lease obligations
Operating leases	3	—	3	6

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	8.4	8.5
Weighted-average discount rate	3.73%	3.78%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2021 (Excluding the six months ended June 30, 2021)	$60
2022	106
2023	87
2024	70
2025	62
2026 and beyond	303
Total undiscounted lease payments	$688
Less: Imputed interest	97
Present value of lease liabilities	$591

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2021, S&P Dow Jones Indices LLC earned $31 million and $67 million, respectively, of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2020, S&P Dow Jones Indices LLC earned $40 million and $87 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal and Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries.

On May 17, 2021, Indices reached a settlement with the SEC relating to the operation of a then undisclosed quality assurance mechanism and its impact on certain real-time values of the S&P 500 VIX Short-Term Futures Index ER on a single business day, February 5, 2018 (the “VIX Matter”), which was the subject of a previously disclosed Wells Notice. Indices neither admitted nor denied the SEC's allegations. The SEC found that Indices acted negligently in violation of Section 17(a)(3) of the Securities Act of 1933 with respect to the VIX Matter. The SEC acknowledged Indices’ cooperation with the SEC staff. The Company agreed to pay a penalty of $9 million that was previously reserved for in 2020 and to cease and desist from committing or causing any violations and any future violations of Section 17(a)(3) of the Securities Act of 1933.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2021. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2020 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Six Months Ended June 30, 2021 and 2020
•Liquidity and Capital Resources
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
Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2021	2020	% Change [1]	2021	2020	% Change [1]
Revenue	$2,106	$1,943	8%	$4,122	$3,729	11%
Operating profit [2]	$1,154	$1,105	4%	$2,234	$2,017	11%
Operating margin %	55%	57%		54%	54%
Diluted earnings per share from net income	$3.30	$3.28	1%	$6.42	$5.90	9%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended June 30, 2021 includes IHS Markit merger costs of $50 million and a lease impairment of $3 million. Operating profit for the six months ended June 30, 2021 includes IHS Markit merger costs of $99 million, a lease impairment of $3 million, Kensho retention related expense of $2 million and a gain on disposition of $2 million. Operating profit for the three months ended June 30, 2020 includes employee severance charges of $3 million, Kensho retention related expense of $2 million and a gain on disposition of $1 million. Operating profit for the six months ended June 30, 2020 includes employee severance charges of $12 million, a gain on disposition of $8 million and Kensho retention related expense of $7 million. Operating profit also includes amortization of intangibles from acquisitions of $22 million and $32 million for the three months ended June 30, 2021 and 2020, respectively, and $53 million and $61 million for the six months ended June 30, 2021 and 2020, respectively.

Three Months

Revenue increased 8% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in non-transaction revenue, partially offset by a slight decrease in transaction revenue as an increase in bank loan ratings revenue and higher structured finance revenue were more than offset by a decrease in corporate bond ratings revenue. Revenue growth at Market Intelligence was driven by subscription revenue growth in Credit Risk Solutions, Data Management Solutions and Market Intelligence Desktop products. Revenue growth at Indices was due to higher average levels of assets under management for ETFs and mutual funds and higher data subscription revenue, partially offset by lower exchange-traded derivative revenue. The revenue increase at Platts was primarily due to continued demand for market data and market insights products driving both higher renewal and subscription rates from prior year. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 4%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 4 percentage points, operating profit increased 8%. The increase was primarily due to revenue growth at all of our reportable segments, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases.

Six Months

Revenue increased 11% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in transaction revenue due to higher bank loan ratings revenue and structured finance revenue, partially offset by lower corporate bond ratings revenue as well as an increase in non-transaction revenue. Revenue growth at Market Intelligence was driven by subscription revenue growth in Credit Risk Solutions, Data Management Solutions and Market Intelligence Desktop products. Revenue growth at Indices was due to higher average levels of assets under management for ETFs and mutual funds and higher data subscription revenue, partially offset by lower exchange-traded derivative revenue. The revenue increase at Platts was primarily due to continued demand for market data and market insights products driving both higher renewal and subscription rates from prior year. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 11%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 4 percentage points, partially offset by higher employee severance charges in 2020 of 1 percentage point, operating profit increased 14%. The increase was primarily due to revenue growth at all of our reportable segments combined with a decrease in occupancy costs and travel and entertainment expenses from non-essential travel restrictions in response to the 2019 novel coronavirus ("COVID-19"), partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for the three and six months ended June 30, 2021 and 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Consolidated Review

(in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$2,106	$1,943	8%	$4,122	$3,729	11%
Total Expenses:
Operating-related expenses	533	493	8%	1,060	1,011	5%
Selling and general expenses	374	295	27%	735	609	21%
Depreciation and amortization	45	51	(13)%	95	100	(6)%
Total expenses	952	839	13%	1,890	1,720	10%
Gain on dispositions	—	(1)	N/M	(2)	(8)	(76)%
Operating profit	1,154	1,105	4%	2,234	2,017	11%
Other income, net	(22)	(10)	NM	(29)	(9)	N/M
Interest expense, net	32	40	(20)%	63	74	(14)%
Provision for taxes on income	287	233	23%	534	421	27%
Net income	857	842	2%	1,666	1,531	9%
Less: net income attributable to noncontrolling interests	(59)	(50)	(20)%	(113)	(100)	14%
Net income attributable to S&P Global Inc.	$798	$792	1%	$1,553	$1,431	9%
N/M- not meaningful

Revenue
The following table provides consolidated revenue information for the three months ended June 30:

(in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$2,106	$1,943	8%	$4,122	$3,729	11%

Subscription revenue	$805	$747	8%	$1,586	$1,494	6%
Non-subscription / transaction revenue	633	636	(1)%	1,228	1,081	14%
Non-transaction revenue	422	348	21%	822	711	16%
Asset-linked fees	195	153	28%	378	313	21%
Sales usage-based royalties	51	59	(14)%	108	130	(17)%

% of total revenue:
Subscription revenue	38%	38%		38%	41%
Non-subscription / transaction revenue	30%	33%		30%	29%
Non-transaction revenue	20%	18%		20%	19%
Asset-linked fees	9%	8%		9%	8%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$1,262	$1,200	5%	$2,500	$2,308	8%
International revenue:
European region	524	450	16%	998	855	17%
Asia	214	187	15%	422	371	14%
Rest of the world	106	106	(1)%	202	195	4%
Total international revenue	$844	$743	14%	$1,622	$1,421	14%
% of total revenue:
U.S. revenue	60%	62%		61%	62%
International revenue	40%	38%		39%	38%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's Credit Risk Solutions, Data Management Solutions and Market Intelligence Desktop products, and continued demand for Platts proprietary content. Non-subscription / transaction revenue decreased slightly as an increase in bank loan ratings revenue and higher structured finance revenue were more than offset by a decrease in corporate bond ratings revenue at Ratings. Non-transaction revenue increased primarily due to an increase in entity credit ratings, surveillance, higher Ratings Evaluation Service revenue driven by increased M&A activity and an increase in revenue at our CRISIL subsidiary. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The decrease in sales-usage based royalties was primarily driven by lower exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Subscription revenue increased primarily from growth in Market Intelligence's Credit Risk Solutions, Data Management Solutions and Market Intelligence Desktop products and continued demand for Platts proprietary content. Non-subscription / transaction revenue increased due to an increase in bank loan ratings revenue and higher structured finance revenue, partially offset by lower corporate bond ratings revenue at Ratings. Non-transaction revenue increased primarily due to an increase in entity credit ratings, surveillance, higher Ratings Evaluation Service revenue driven by increased M&A activity and an increase in revenue at our CRISIL subsidiary. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The decrease in sales-usage based royalties was primarily driven by lower exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2021		2020		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings	$238	$93	$217	$86	10%	8%
Market Intelligence	228	123	220	113	4%	10%
Platts	52	46	45	44	16%	5%
Indices	42	38	37	29	12%	28%
Intersegment eliminations [1]	(36)	—	(34)	(2)	(7)%	N/M
Total segments	524	300	485	270	8%	11%
Corporate Unallocated expense [2]	9	74	8	25	8%	N/M
Total	$533	$374	$493	$295	8%	27%
N/M- not meaningful
1 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In 2021, selling and general expenses include IHS Markit merger costs of $50 million and a lease impairment of $3 million. In 2020, selling and general expenses include employee severance charges of $3 million and Kensho retention related expense of $2 million.

Operating-Related Expenses

Operating-related expenses increased 8% primarily driven by an increase at Ratings driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 27%. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 17 percentage points and a lease impairment in 2021 of 1 percentage point, partially offset by higher employee severance charges in 2020 of 1 percentage point and higher Kensho related retention expense in 2020 of 1 percentage point, selling and general expenses increased 11%. This increase was primarily driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases.

Depreciation and Amortization

Depreciation and amortization decreased $6 million or 13% driven by a decrease in intangible asset amortization related to assets that became fully amortized, partially offset by an increase in depreciation expense.

Six Months

(in millions)	2021		2020		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings	$470	$184	$441	$159	7%	16%
Market Intelligence [1]	458	246	448	238	2%	3%
Platts	102	89	95	93	7%	(4)%
Indices	83	73	75	67	10%	9%
Intersegment eliminations [2]	(71)	—	(66)	(2)	(8)%	N/M
Total segments	1,042	592	993	555	5%	7%
Corporate Unallocated expense [3]	18	143	18	54	(1)%	NM
Total	$1,060	$735	$1,011	$609	5%	21%
N/M- not meaningful
1     In 2020, selling and general expenses include employee severance charges of $2 million.
2     Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
3 In 2021, selling and general expenses include IHS Markit merger costs of $99 million and a lease impairment of $3 million. In 2020, selling and general expenses include employee severance charges of $10 million. In 2021 and 2020, selling and general expenses include Kensho retention related expense of $2 million and $7 million, respectively.
Operating-Related Expenses
Operating-related expenses increased 5% primarily driven by an increase at Ratings driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases, partially offset by lower occupancy costs and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.
Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 21%. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 16 percentage points, partially offset by higher employee severance charges in 2020 of 2 percentage points, selling and general expenses increased 7%. This increase was primarily driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases, partially offset by lower occupancy costs and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Depreciation and Amortization
Depreciation and amortization decreased $7 million or 6% driven by a decrease in intangible asset amortization related to assets that became fully amortized, partially offset by an increase in depreciation expense.
Gain on Dispositions

During the six months ended June 30, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of SPIAS within our Market Intelligence segment in July of 2019.

During the three and six months ended June 30, 2020, we completed the following disposition that resulted in a pre-tax gain of $1 million ($1 million after-tax) and $8 million ($8 million after-tax), respectively, which was included in Gain on dispositions in the consolidated statements of income:

•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"). This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4.

Operating Profit
We consider operating profit to be an important measure for evaluating our operating performance and we evaluate operating profit for each of the reportable business segments in which we operate.
We internally manage our operations by reference to operating profit with economic resources allocated primarily based on each segment's contribution to operating profit. Segment operating profit is defined as operating profit before Corporate Unallocated expense. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2021	2020	% Change
Ratings [1]	$729	$693	5%
Market Intelligence [2]	180	159	13%
Platts [3]	135	124	8%
Indices [4]	196	171	15%
Total segment operating profit	1,240	1,147	8%
Corporate Unallocated expense [5]	(86)	(42)	N/M
Total operating profit	$1,154	$1,105	4%
1 2021 and 2020 include amortization of intangibles from acquisitions of $2 million.
2    2020 includes a gain on disposition of $1 million. 2021 and 2020 includes amortization of intangibles from acquisitions of $16 million and $20 million, respectively.
3 2021 and 2020 include amortization of intangibles from acquisitions of $2 million.
4    2021 and 2020 include amortization of intangibles from acquisitions of $1 million.
5    2021 includes IHS Markit merger costs of $50 million and a lease impairment of $3 million. 2020 includes employee severance charges of $3 million, and Kensho retention related expense of $2 million and amortization of intangibles from acquisitions of $7 million.

Segment Operating Profit — Increased 8% as compared to 2020. Excluding the impact of a higher gain on dispositions in 2020 of less than 1 percentage point, partially offset by higher amortization of intangibles in 2020 of less than 1 percentage point and higher employee severance charges in 2020 of less than 1 percentage point, operating profit increased 8%. The increase was primarily due to an increase in revenue at all of our reportable segments, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 106% compared to 2020. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 115 percentage points and a lease impairment in 2021 of 7 percentage points, partially offset by higher amortization of intangibles in 2020 of 14 percentage points, higher employee severance charges in 2020 of 7 percentage points and higher Kensho retention related expense in 2020 of 6 percentage points, Corporate Unallocated expense increased 11% primarily due to higher incentive costs.

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

Six Months

(in millions)	2021	2020	% Change
Ratings [1]	$1,410	$1,213	16%
Market Intelligence [2]	347	306	13%
Platts [3]	263	236	12%
Indices [4]	387	353	10%
Total segment operating profit	2,407	2,108	14%
Corporate Unallocated expense [5]	(173)	(91)	(90)%
Total operating profit	$2,234	$2,017	11%

1 2021 and 2020 include amortization of intangibles from acquisitions of $7 million and $2 million, respectively.
2    2021 and 2020 include a gain on dispositions of $2 million and $8 million, respectively. 2021 and 2020 include amortization of intangibles from acquisitions of $33 million and $39 million, respectively.
3 2021 and 2020 include amortization of intangibles from acquisitions of $4 million.
4    2021 and 2020 include amortization of intangibles from acquisitions of $3 million.
5    2021 includes IHS Markit merger costs of $99 million and a lease impairment of $3 million. 2020 includes employee severance charges of $10 million. 2021 and 2020 include Kensho retention related expense of $2 million and $7 million, respectively. 2021 and 2020 include amortization of intangibles from acquisitions of $7 million and $13 million, respectively.

Segment Operating Profit — Increased 14% as compared to 2020. Excluding the impact of a higher gain on dispositions in 2020 of less than 1 percentage point, partially offset by higher amortization of intangibles in 2020 of less than 1 percentage point and higher employee severance charges in 2020 of less than 1 percentage point, operating profit increased 14%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in occupancy costs and travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 90% compared to 2020. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 108 percentage points and a lease impairment in 2021 of 3 percentage points, partially offset by higher employee severance charges in 2020 of 11 percentage points, higher amortization of intangibles in 2020 of 7 percentage points and higher Kensho retention related expense in 2020 of 5 percentage points, Corporate Unallocated expense increased 2% primarily due to higher incentive costs.

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

Other Income, net
Other income, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $22 million for the three months ended June 30, 2021 compared to $10 million for the three months ended June 30, 2020 and $29 million for the six months ended June 30, 2021 compared to $9 million for the six months ended June 30, 2020. Excluding a pension settlement charge of $3 million, other income, net was $13 million and $12 million for the three and six months ended June 30, 2020, respectively. The increase in other income, net for the three and six months ended June 30, 2021 was primarily due to higher gains on our mark-to-market investments in 2021.

Interest Expense, net

Net interest expense decreased $8 million or 20% compared to the three months ended June 30, 2020 and $11 million or 14% compared to the six months ended June 30, 2020, primarily due to lower interest expense resulting from the refinancing of a series of our senior notes in August of 2020.

Provision for Income Taxes

The effective income tax rate was 25.1% and 24.3% for the three and six months ended June 30, 2021, and 21.7% and 21.6% for the three and six months ended June 30, 2020, respectively. The increase in 2021 was primarily due to an increase in taxes on foreign operations, including the re-valuation of deferred tax liabilities related to a UK income tax rate change, certain non-deductible IHS Markit merger costs and the successful resolution of tax examinations in the prior year.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $34 million and $67 million for the three and six months ended June 30, 2021 and $31 million and $63 million for the three and six months ended June 30, 2020, respectively.

The following table provides revenue and segment operating profit information for the three months ended June 30:

(in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$1,073	$1,006	7%	$2,090	$1,831	14%

Transaction revenue	$615	$622	(1)%	$1,197	$1,052	14%
Non-transaction revenue	$458	$384	19%	$893	$779	15%
% of total revenue:
Transaction revenue [1]	57%	62%		57%	57%
Non-transaction revenue [1]	43%	38%		43%	43%

U.S. revenue	$624	$618	1%	$1,236	$1,112	11%
International revenue	$449	$388	16%	$854	$719	19%
% of total revenue:
U.S. revenue	58%	61%		59%	61%
International revenue	42%	39%		41%	39%

Operating profit [2]	$729	$693	5%	$1,410	$1,213	16%
Operating margin %	68%	69%		67%	66%
1In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $2 million and $4 million for the three and six months ended June 30, 2020, respectively.
2Operating profit includes amortization of intangibles from acquisitions of $2 million and $7 million for the three and six months ended June 30, 2021, respectively, and $2 million for the three and six month ended June 30, 2020.
Three Months

Revenue increased 7% due to an increase in non-transaction revenue, partially offset by a slight decrease in transaction revenue. Non-transaction revenue increased primarily due to an increase in entity credit ratings, surveillance, higher Ratings Evaluation Service ("RES") revenue driven by increased M&A activity and an increase in revenue at our CRISIL subsidiary. Transaction revenue decreased slightly as an increase in bank loan ratings revenue driven by increased M&A activity and higher structured finance revenue primarily driven by increased issuance of U.S. collateralized loan obligations ("CLOs") were more than offset by a decrease in corporate bond ratings revenue driven by decreased investment-grade issuance volumes. U.S. and Europe investment-grade bond issuance volumes and U.S. high-yield corporate bond issuance volumes were particularly elevated in 2020 mainly resulting from historically low borrowing costs and central bank lending actions in response COVID-19. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had a favorable impact of 3 percentage points.
Operating profit increased 5%, with a 2 percentage point favorable impact from foreign exchange rates. The increase was primarily due to revenue growth partially offset by an increase in compensation costs due to annual merit increases and additional headcount, and higher incentive costs.

Six Months

Revenue increased 14% and benefited less than 1 percentage point from the impact of recent acquisitions. Transaction revenue increased due to an increase in bank loan ratings revenue driven by increased M&A activity and an increase in structured finance revenue primarily driven by increased issuance of U.S. CLOs, partially offset by a decrease in corporate bond ratings revenue driven by decreased investment-grade issuance volumes. Non-transaction revenue increased primarily due to an increase in entity credit ratings, surveillance, higher RES revenue driven by increased M&A activity and an increase in revenue at our CRISIL subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had a favorable impact of 2 percentage points.

Operating profit increased 16%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the impact of higher amortization of intangibles in 2021 of 1 percentage point, operating profit increased 17%. The increase was primarily due to revenue growth partially offset by higher compensation costs due to annual merit increases and additional headcount, and higher incentive costs.

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

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(8)%	104%	28%	34%	81%	45%
Investment-grade issuance	(51)%	(32)%	(27)%	(36)%	(10)%	(12)%
Total issuance	(44)%	(20)%	(21)%	(26)%	—%	(6)%
*     Includes Industrials and Financial Services.

•Corporate issuance was down in the U.S. and Europe for the quarter primarily driven by weakness in investment-grade issuance reflecting comparisons against a strong prior year period. High-yield issuance in Europe increased for the quarter as issuers continued to take advantage of historically low borrowing costs.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	107%	(4)%	91%	48%	10%	46%
Structured credit (primarily CLOs)	580%	333%	496%	203%	337%	228%
Commercial mortgage-backed securities (“CMBS”)	171%	*	178%	16%	126%	18%
Residential mortgage-backed securities (“RMBS”)	185%	63%	116%	84%	49%	60%
Covered bonds	*	28%	30%	*	(17)%	(27)%
Total issuance	229%	74%	147%	95%	35%	60%
*     Represents no activity in 2021 and 2020.

•ABS issuance increased in the U.S. driven by an increase in certain asset lease deals, auto transactions and student loans.

•Issuance was up in the U.S. and European structured credit markets driven by an increase in CLO transactions as demand for leveraged loans increased.

•CMBS issuance was up in the U.S. reflecting increased market volume due to improved market conditions. European CMBS issuance was up, although from a low 2020 base.

•RMBS issuance was up in the U.S. and Europe reflecting increased market volume due to improved market conditions.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe increased in the quarter. Covered bond issuance in Europe was down in the first half of the year reflecting inexpensive central bank funding with TLTRO III in the first quarter of 2021.

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

During the six months ended June 30, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS in July of 2019.

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's IR webhosting business to Q4, a third party provider of investor relations related services. This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three and six months ended June 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) and $8 million ($8 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of IR.

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
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$555	$516	8%	$1,094	$1,034	6%

Subscription revenue	$540	$503	7%	$1,067	$1,007	6%
Non-subscription revenue	$15	$13	13%	$27	$26	1%
Asset-linked fees	$—	$—	N/M	$—	$1	(80)%
% of total revenue:
Subscription revenue	97%	97%		98%	97%
Non-subscription revenue	3%	3%		2%	3%
Asset-linked fees	—%	—%		—%	—%

U.S. revenue	$351	$331	6%	$697	$669	4%
International revenue	$204	$185	10%	$397	$365	9%
% of total revenue:
U.S. revenue	63%	64%		64%	65%
International revenue	37%	36%		36%	35%

Operating profit [1]	$180	$159	13%	$347	$306	13%
Operating margin %	32%	31%		32%	30%
N/M- not meaningful

1 Operating profit for the six months ended June 30, 2021 includes a gain on disposition of $2 million. Operating profit for the three and six months ended June 30, 2020 includes a gain on disposition of $1 million and $8 million, respectively. Operating profit for the six months ended June 30, 2020 also includes employee severance charges of $2 million. Operating profit includes amortization of intangibles from acquisitions of $16 million and $20 million for the three months ended June 30, 2021 and 2020, respectively, and $33 million and $39 million for the six months ended June 30, 2021 and 2020, respectively.

Three Months

Revenue increased 8% and was unfavorably impacted by less than 1 percentage point from the effect of a recent disposition. The increase was primarily driven by subscription revenue growth for RatingsXpress®, RatingsDirect®, certain data feed products within Data Management Solutions, CUSIP, and certain Market Intelligence Desktop products. Excluding the impact of a recent disposition favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 13%, 10% and 5%, respectively. Both U.S. revenue and international revenue increased compared to the three months ended June 30, 2020. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 13%, with an unfavorable impact from foreign exchange rates of 3 percentage points. Excluding the favorable impact of higher amortization of intangibles in 2020 of 4 percentage points, partially offset by the unfavorable impact of a gain disposition in 2020 of 2 percentage points, operating profit increased 11% primarily due to revenue growth partially offset by an increase in intersegment royalties tied to annualized contract value growth, increased technology expenses and higher incentive costs.

Six Months

Revenue increased 6% and was unfavorably impacted by less than 1 percentage point from the effect of a recent disposition. The increase was primarily driven by subscription revenue growth for RatingsXpress®, RatingsDirect®, certain data feed products within Data Management Solutions, CUSIP, and certain Market Intelligence Desktop products. Excluding the impact of a recent disposition favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 11%, 8% and 3%, respectively. Both U.S. revenue and international revenue increased compared to the six months ended June 30, 2020. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 13%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Excluding the favorable impact from higher amortization of intangibles in 2020 of 7 percentage points and higher employee severance charges in 2020 of 2 percentage points, partially offset by the unfavorable impact of a higher gain on the dispositions in 2020 of 8 percentage points, operating profit increased 12% primarily due to revenue growth, partially offset by an increase in expenses. Expenses increased primarily due to increased technology expenses, higher incentive costs and an increase in intersegment royalties tied to annualized contract value growth, partially offset by reductions in travel expenses from COVID-19 restrictions, a reduction in occupancy costs and lower bad debt provisions.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$236	$217	9%	$461	$433	7%

Subscription revenue	$217	$201	8%	$425	$398	7%
Sales usage-based royalties	$16	$15	4%	$32	$32	—%
Non-subscription revenue	$3	$1	N/M	$4	$3	43%
% of total revenue:
Subscription revenue	92%	93%		92%	92%
Sales usage-based royalties	7%	7%		7%	7%
Non-subscription revenue	1%	—%		1%	1%

U.S. revenue	$75	$71	6%	$147	$142	4%
International revenue	$161	$146	10%	$314	$291	8%
% of total revenue:
U.S. revenue	32%	33%		32%	33%
International revenue	68%	67%		68%	67%

Operating profit [1]	$135	$124	8%	$263	$236	12%
Operating margin %	57%	57%		57%	55%
N/M- not meaningful
1Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2021 and 2020, and $4 million for the six months ended June 30, 2021 and 2020.

Three Months

Revenue increased 9% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in LNG and Petroleum also contributed to revenue growth. Demand for market data and market insights products was driven by international customers. Both U.S. revenue and international revenue grew compared to the three months ended June 30, 2020. Petroleum continues to be the most significant revenue driver, followed by natural gas, power & renewables, petrochemicals, metals & agriculture, and shipping also contributing to revenue growth.

Operating profit increased 8% with an unfavorable impact from foreign exchange rates of 1 percentage point. The increase was primarily due to revenue growth partially offset by increased technology expenses, higher incentive costs and an increase in operating costs to support business initiatives at Platts.

Six Months

Revenue increased 7% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. Demand for market data and market insights products was driven by international customers. Both U.S. revenue and international revenue grew compared to the six months ended June 30, 2020. Petroleum continues to be the most significant revenue driver, followed by natural gas, power & renewables, petrochemicals, metals & agriculture, and shipping also contributing to revenue growth.

Operating profit increased 12% with an unfavorable impact from foreign exchange rates of less than 1 percentage point. The increase was primarily due to revenue growth. Expenses increased less than 1% as an increase in technology expenses, higher operating costs to support business initiatives at Platts and higher incentive costs were largely offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower bad debt provisions, reduced legal fees, lower depreciation expense and a reduction in occupancy costs.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$278	$240	16%	$548	$499	10%

Asset-linked fees	$195	$153	28%	$378	$312	21%
Subscription revenue	$48	$43	11%	$94	$89	6%
Sales usage-based royalties	$35	$44	(20)%	$76	$98	(22)%
% of total revenue:
Asset-linked fees	70%	64%		69%	63%
Subscription revenue	17%	18%		17%	18%
Sales usage-based royalties	13%	18%		14%	19%

U.S. revenue	$232	$199	16%	$458	$422	9%
International revenue	$46	$41	16%	$90	$77	17%
% of total revenue:
U.S. revenue	83%	83%		84%	85%
International revenue	17%	17%		16%	15%

Operating profit [1]	$196	$171	15%	$387	$353	10%
Less: net operating profit attributable to noncontrolling interests	52	46		103	94
Net operating profit	$144	$125	15%	$284	$259	10%
Operating margin %	71%	71%		71%	71%
Net operating margin %	52%	52%		52%	52%
1 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2021 and 2020 and $3 million for the six months ended June 30, 2021 and 2020.

Three Months

Revenue at Indices increased 16% primarily due to higher average levels of assets under management ("AUM") for ETFs and mutual funds and higher data subscription revenue, partially offset by lower exchange-traded derivative revenue. Average levels of AUM for ETFs increased 56% to $2.360 trillion and ending AUM for ETFs increased 51% to $2.435 trillion compared to the three months ended June 30, 2020 while exchange-traded derivative activity was impacted by both lower average daily trading volume from reduced volatility and lower rates per trade from a shift in product mix from a year ago. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 15% due to revenue growth partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Six Months

Revenue at Indices increased 10% primarily due to higher average levels of AUM for ETFs and mutual funds and higher data subscription revenue, partially offset by lower exchange-traded derivative revenue. Average levels of AUM for ETFs increased 42% to $2.237 trillion and ending AUM for ETFs increased 51% to $2.435 trillion compared to the six months ended June 30, 2020 while exchange-traded derivative activity was impacted by both lower average daily trading volume from reduced volatility and lower rates per trade from a shift in product mix from a year ago. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 10% due to revenue growth partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $5,221 million as of June 30, 2021, an increase of $1,099 million from December 31, 2020.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2021	2020	% Change
Net cash provided by (used for):
Operating activities	$1,691	$1,617	5%
Investing activities	$(33)	$(186)	(82)%
Financing activities	$(526)	$(1,610)	(67)%

In the first six months of 2021, free cash flow increased $41 million to $1,548 million compared to $1,507 million in the first six months of 2020. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $74 million to $1,691 million for the first six months of 2021. The increase is mainly due to higher operating results in 2021.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $33 million for the first six months of 2021 compared to $186 million in the first six months of 2020, primarily due to cash used for the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in 2020. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased $1,084 million to $526 million for the first six months of 2021. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2021. During the six months ended June 30, 2021, we did not use cash to repurchase shares. During the six months ended June 30, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

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
We have the ability to borrow a total of $1.5 billion through our commercial paper program, which is supported by our credit facility that we entered into on April 26, 2021. As of June 30, 2021 and December 31, 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility or previous credit facility during the three and six months ended June 30, 2021 and 2020.
Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. We currently pay a commitment fee of 9 basis points. The credit facility also includes an accordion feature which allows the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant required is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.
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

Summarized results of operations for the periods ended June 30, 2021 are as follows:

(in millions)	Three Months	Six Months
Revenue	$878	$1,740
Operating Profit	586	1,165
Net Income	262	377
Net income attributable to S&P Global Inc.	262	377

Summarized balance sheet information as of June 30, 2021 and December 31, 2020 is as follows:

(in millions)	June 30,	December 31,
	2021	2020
Current assets (excluding intercompany from Non-Obligor Group)	$4,435	$3,093
Non-current assets	1,050	1,055
Current liabilities (excluding intercompany to Non-Obligor Group)	1,265	1,179
Non-current liabilities	5,069	4,936
Intercompany payables to Non-Obligor Group	4,539	3,893

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

(in millions)	2021	2020	% Change
Cash provided by operating activities	$1,691	$1,617	5%
Capital expenditures	(25)	(18)
Distributions to noncontrolling interest holders, net	(118)	(92)
Free cash flow	1,548	1,507	3%
IHS Markit merger costs	77	—
Free cash flow excluding certain items	$1,625	$1,507	8%

(in millions)	2021	2020	% Change
Cash used for investing activities	(33)	(186)	(82)%
Cash used for financing activities	(526)	(1,610)	(67)%

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
•the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber attack, data breach, power loss, telecommunications failure or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the ongoing COVID-19 pandemic;
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
•our ability to attract, incentivize and retain key employees, especially in today’s competitive business environment;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2021 and December 31, 2020, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2021 and December 31, 2020, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the six months ended June 30, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Item 1A. Risk Factors

See the risk factors we have previously disclosed in Item 1A, Risk Factors, in our most recent Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the second quarter of 2021, we did not repurchase any shares under the 2020 Repurchase Program and, as of June 30, 2021, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the second quarter of 2021, we did not repurchase any shares under our 2013 Repurchase Program and as of June 30, 2021, 0.8 million shares remained under the 2013 Repurchase Program.

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

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2021 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2021	6,981	$363.70	—	30.8 million
May 1 — May 31, 2021	3,341	389.78	—	30.8 million
June 1 — June 30, 2021	2,288	381.84	—	30.8 million
Total — Quarter	12,610	$373.90	—	30.8 million

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

During the second quarter of 2021, the Company recorded no revenue or net profit attributable to the transactions or dealings described below. The amount recorded in connection with the foregoing reflects the uncertainty of collection.

During the second quarter of 2021, Platts, a division of the Company that provides energy-related information in over 150 countries, provided information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. The Company will continue to monitor its provision of products and services to such subscribers.

Item 6. Exhibits

(10.1)
Revolving Five-Year Credit Agreement, dated as of April 26, 2021, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. as syndication agent

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

S&P Global Inc.
Registrant

Date:	July 29, 2021	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	July 29, 2021	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer