Form 10-Q
period 2021-09-30
S&P Global Inc.
filed 2021-10-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 22, 2021 (latest practicable date), 241.0 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of September 30, 2021, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2021 and 2020, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 26, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$2,087	$1,846	$6,209	$5,575
Expenses:
Operating-related expenses	543	517	1,603	1,528
Selling and general expenses	423	341	1,157	949
Depreciation	20	20	63	60
Amortization of intangibles	21	32	74	94
Total expenses	1,007	910	2,897	2,631
Gain on dispositions	(3)	(8)	(5)	(16)
Operating profit	1,083	944	3,317	2,960
Other income, net	(22)	(6)	(51)	(16)
Interest expense, net	31	35	94	109
Loss on extinguishment of debt	—	279	—	279
Income before taxes on income	1,074	636	3,274	2,588
Provision for taxes on income	213	138	747	559
Net income	861	498	2,527	2,029
Less: net income attributable to noncontrolling interests	(64)	(43)	(178)	(144)
Net income attributable to S&P Global Inc.	$797	$455	$2,349	$1,885

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.31	$1.89	$9.76	$7.82
Diluted	$3.30	$1.88	$9.72	$7.78
Weighted-average number of common shares outstanding:
Basic	240.9	240.6	240.8	241.2
Diluted	241.7	241.6	241.7	242.3

Actual shares outstanding at period end			241.0	240.6
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$861	$498	$2,527	$2,029

Other comprehensive income:
Foreign currency translation adjustments	(7)	(1)	6	(54)
Income tax effect	(6)	15	(4)	15
	(13)	14	2	(39)

Pension and other postretirement benefit plans	5	3	25	(30)
Income tax effect	(1)	(1)	(5)	8
	4	2	20	(22)

Unrealized gain (loss) on cash flow hedges	31	14	(183)	10
Income tax effect	(8)	(3)	48	(2)
	23	11	(135)	8

Comprehensive income	875	525	2,414	1,976
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(6)	(3)	(17)	(8)
Less: comprehensive income attributable to redeemable noncontrolling interests	(58)	(40)	(161)	(136)
Comprehensive income attributable to S&P Global Inc.	$811	$482	$2,236	$1,832

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,899	$4,108
Restricted cash	8	14
Accounts receivable, net of allowance for doubtful accounts: 2021 - $31; 2020 - $30	1,445	1,593
Prepaid and other current assets	286	273
Total current assets	7,638	5,988
Property and equipment, net of accumulated depreciation: 2021 - $624; 2020 - $587	256	284
Right of use assets	462	494
Goodwill	3,710	3,735
Other intangible assets, net	1,288	1,352
Other non-current assets	757	684
Total assets	$14,111	$12,537
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$244	$233
Accrued compensation and contributions to retirement plans	468	551
Income taxes currently payable	157	84
Unearned revenue	2,006	2,168
Other current liabilities	511	551
Total current liabilities	3,386	3,587
Long-term debt	4,113	4,110
Lease liabilities — non-current	508	544
Pension and other postretirement benefits	288	291
Other non-current liabilities	715	653
Total liabilities	9,010	9,185
Redeemable noncontrolling interest (Note 8)	3,186	2,781
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	1,001	946
Retained income	14,772	13,367
Accumulated other comprehensive loss	(750)	(637)
Less: common stock in treasury	(13,472)	(13,461)
Total equity — controlling interests	1,845	509
Total equity — noncontrolling interests	70	62
Total equity	1,915	571
Total liabilities and equity	$14,111	$12,537

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net income	$2,527	$2,029
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	63	60
Amortization of intangibles	74	94
Provision for losses on accounts receivable	16	16
Deferred income taxes	1	(14)
Stock-based compensation	90	60
Gain on dispositions	(5)	(16)
Loss on extinguishment of debt	—	279
Other	32	52
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	122	172
Prepaid and other current assets	(66)	(52)
Accounts payable and accrued expenses	(85)	(97)
Unearned revenue	(159)	(158)
Other current liabilities	(35)	(28)
Net change in prepaid/accrued income taxes	67	28
Net change in other assets and liabilities	16	1
Cash provided by operating activities	2,658	2,426
Investing Activities:
Capital expenditures	(33)	(43)
Acquisitions, net of cash acquired	(19)	(189)
Proceeds from dispositions	11	9
Changes in short-term investments	(1)	19
Cash used for investing activities	(42)	(204)
Financing Activities:
Proceeds from issuance of senior notes, net	—	1,276
Payments on senior notes	—	(1,394)
Dividends paid to shareholders	(557)	(484)
Distributions to noncontrolling interest holders, net	(171)	(143)
Repurchase of treasury shares	—	(1,164)
Exercise of stock options	10	14
Employee withholding tax on share-based payments	(54)	(55)
Cash used for financing activities	(772)	(1,950)
Effect of exchange rate changes on cash	(59)	10
Net change in cash, cash equivalents, and restricted cash	1,785	282
Cash, cash equivalents, and restricted cash at beginning of period	4,122	2,886
Cash, cash equivalents, and restricted cash at end of period	$5,907	$3,168

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$294	$963	$14,237	$(764)	$13,465	$1,265	$66	$1,331
Comprehensive income [1]			797	14		811	6	817
Dividends (Dividend declared per common share — $0.77 per share)			(186)			(186)	(3)	(189)
Employee stock plans		38			7	31		31
Change in redemption value of redeemable noncontrolling interest			(76)			(76)		(76)
Other						—	1	1
Balance as of September 30, 2021	$294	$1,001	$14,772	$(750)	$13,472	$1,845	$70	$1,915

Three Months Ended September 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$294	$762	$13,189	$(704)	$13,331	$210	$58	$268
Comprehensive income [1]			455	27		482	3	485
Dividends (Dividend declared per common share — $0.67 per share)			(161)			(161)	(7)	(168)
Share repurchases		120			131	(11)		(11)
Employee stock plans		35			(2)	37		37
Change in redemption value of redeemable noncontrolling interest			(115)			(115)		(115)
Other						—	2	2
Balance as of September 30, 2020	$294	$917	$13,368	$(677)	$13,460	$442	$56	$498

Nine Months Ended September 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$294	$946	$13,367	$(637)	$13,461	$509	$62	$571
Comprehensive income [1]			2,349	(113)		2,236	17	2,253
Dividends (Dividend declared per common share — $2.31 per share)			(557)			(557)	(10)	(567)
Employee stock plans		55			11	44		44
Change in redemption value of redeemable noncontrolling interest			(387)			(387)		(387)
Other						—	1	1
Balance as of September 30, 2021	$294	$1,001	$14,772	$(750)	$13,472	$1,845	$70	$1,915

Nine Months Ended September 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$294	$903	$12,205	$(624)	$12,299	$479	$57	$536
Comprehensive income [1]			1,885	(53)		1,832	8	1,840
Dividends (Dividend declared per common share — $2.01 per share)			(484)			(484)	(9)	(493)
Share repurchases					1,164	(1,164)		(1,164)
Employee stock plans		14			(3)	17		17
Change in redemption value of redeemable noncontrolling interest			(238)			(238)		(238)
Balance as of September 30, 2020	$294	$917	$13,368	$(677)	$13,460	$442	$56	$498

1Excludes comprehensive income of $58 million and $40 million for the three months ended September 30, 2021 and 2020, respectively, and $161 million and $136 million for the nine months ended September 30, 2021 and 2020, respectively, attributable to our redeemable noncontrolling interest.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $8 million and $14 million as of September 30, 2021 and December 31, 2020, respectively. Restricted cash primarily consisted of cash required to be on deposit under contractual agreements in connection with certain acquisitions and dispositions.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2021 and December 31, 2020, contract assets were $17 million and $7 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at September 30, 2021 compared to December 31, 2020 is primarily driven by $1.9 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.5 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $127 million and $129 million as of September 30, 2021 and December 31, 2020, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other Income, net

The components of other income, net for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2021	2020	2021	2020
Other components of net periodic benefit cost[1]	$(11)	$(9)	$(34)	$(24)
Net (gain) loss from investments	(11)	3	(17)	8
Other income, net	$(22)	$(6)	$(51)	$(16)

1    The net periodic benefit cost for our retirement and post retirement plans for the nine months ended September 30, 2020 includes a non-cash pre-tax settlement charge of $3 million.

2.    Acquisitions and Divestitures

Acquisitions

Merger Agreement

In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. On March 11, 2021, S&P Global and IHS Markit shareholders voted to approve the merger agreement. As of August 31, 2021, IHS Markit had approximately 398.8 million shares outstanding. Subject to certain closing conditions, the merger is expected to be completed in the first quarter of 2022.

2021

During the nine months ended September 30, 2021, we did not complete any material acquisitions.

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

Divestitures

2021

During the three and nine months ended September 30, 2021, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of an office facility in India in September of 2021.

During the nine months ended September 30, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS"), a business within our Market Intelligence segment, that occurred in July of 2019.

2020

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence received a minority investment in Q4. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $3 million ($2 million after-tax) and $11 million ($10 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of IR.

In September of 2020, we sold our facility at East Windsor, New Jersey. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $4 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of East Windsor.

During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of SPIAS within our Market Intelligence segment in that occurred in July of 2019.

The operating profit of our businesses that were disposed of for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2021	2020	2021	2020
Operating profit [1]	$—	$1	$1	$2
1 Operating profit excludes a pre-tax gain related to the sale of SPIAS of $2 million for nine months ended September 30, 2021, and $1 million for the three and nine months ended September 30, 2020. The three and nine months ended September 30, 2020 exclude a pre-tax gain on the sale of the IR webhosting business of $3 million and $11 million, respectively.

3.    Income Taxes

The effective income tax rate was 19.9% and 22.8% for the three and nine months ended September 30, 2021, respectively, and 21.7% and 21.6% for the three and nine months ended September 30, 2020, respectively. The decrease in the three months ended September 30, 2021 was primarily due to a refinement in tax accruals on foreign operations related to both a prior and current period, partially offset by the deductible pre-tax loss on extinguishment of debt in the prior year. The increase in the nine months ended September 30, 2021 was primarily due to the decrease in the recognition of excess tax benefits associated with share-based payments in the statement of income, certain non-deductible IHS Markit merger costs and the deductible pre-tax loss on extinguishment of debt in the prior year.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of September 30, 2021 and December 31, 2020, the total amount of federal, state and local, and foreign unrecognized tax benefits was $143 million and $121 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2021 and December 31, 2020, we had $27 million and $24 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $18 million in the next twelve months as a result of the resolution of local tax examinations.

4.    Debt
A summary of long-term debt outstanding is as follows:

(in millions)	September 30, 2021	December 31, 2020
4.0% Senior Notes, due 2025 [1]	$696	$695
2.95% Senior Notes, due 2027 [2]	495	495
2.5% Senior Notes, due 2029 [3]	496	495
1.25% Senior Notes, due 2030 [4]	593	592
6.55% Senior Notes, due 2037 [5]	290	290
4.5% Senior Notes, due 2048 [6]	273	273
3.25% Senior Notes, due 2049 [7]	589	589
2.3% Senior Notes, due 2060 [8]	681	681
Long-term debt	$4,113	$4,110

1Interest payments are due semiannually on June 15 and December 15, and as of September 30, 2021, the unamortized debt discount and issuance costs total $4 million.
2Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2021, the unamortized debt discount and issuance costs total $5 million.
3Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2021, the unamortized debt discount and issuance costs total $4 million.
4Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of September 30, 2021, the unamortized debt discount and issuance costs total $7 million.
5Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2021, the unamortized debt discount and issuance costs total $3 million.
6Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2021, the unamortized debt discount and issuance costs total $10 million.
7Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2021, the unamortized debt discount and issuance costs total $11 million.
8Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of September 30, 2021, the unamortized debt discount and issuance costs total $19 million.
The fair value of our total debt borrowings was $4.4 billion and $4.6 billion as of September 30, 2021 and December 31, 2020, respectively, and was estimated based on quoted market prices.
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

We have the ability to borrow a total of $1.5 billion through our commercial paper program, which is supported by our credit facility. As of September 30, 2021 and December 31, 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility or previous credit facility during the three and nine months ended September 30, 2021 and 2020.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2021 and December 31, 2020, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the nine months ended September 30, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2021 and twelve months ended December 31, 2020, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of September 30, 2021 and December 31, 2020, the aggregate notional value of these outstanding forward contracts was $336 million and $460 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in other current liabilities as of September 30, 2021 and December 31, 2020 was $6 million and $2 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $6 million and $10 million for three and nine months ended September 30, 2021, respectively, and a net gain of $5 million and less than $1 million for the three and nine months ended September 30, 2020, respectively.

Net Investment Hedges

During the nine months ended September 30, 2021 and twelve months ended December 31, 2020, we entered into cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029, 2030. As of September 30, 2021 and December 31, 2020, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and nine months ended September 30, 2021 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $5 million and $14 million for the three and nine months ended September 30, 2021, respectively, and $3 million and $7 million for the three and nine months ended September 30, 2020, respectively.
Cash Flow Hedges
Foreign Exchange Forward Contracts

During the nine months ended September 30, 2021 and twelve months ended December 31, 2020, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2023 and the fourth quarter of 2022, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of September 30, 2021, we estimate that $8 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of September 30, 2021 and December 31, 2020, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $520 million and $489 million, respectively.

Interest Rate Swaps

During the nine months ended September 30, 2021, we entered into a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into interest expense, net in the same period that the hedged transaction affects earnings.
As of September 30, 2021, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $2.3 billion.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of September 30, 2021 and December 31, 2020:

(in millions)		September 30,	December 31,
Balance Sheet Location		2021	2020
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$8	$23
Other current liabilities	Foreign exchange forward contracts	$—	$2
Other non-current liabilities	Interest rate swap contracts	$169	$—
Derivatives designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$43	$107
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2021	2020		2021	2020
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(4)	$11	Revenue, Selling and general expenses	$5	$2
Interest rate swap contracts	$36	$—	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$33	$(47)	Interest expense, net	$(1)	$—

Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2021	2020		2021	2020
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(10)	$8	Revenue, Selling and general expenses	$15	$(2)
Interest rate swap contracts	$(169)	$—	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$59	$(38)	Interest expense, net	$(4)	$—
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2021	2020	2021	2020
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$12	$(1)	$14	$2
Change in fair value, net of tax	—	13	8	6
Reclassification into earnings, net of tax	(5)	(2)	(15)	2
Net unrealized gains on cash flow hedges, net of taxes, end of period	$7	$10	$7	$10
Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$(155)	$—	$—	$—
Change in fair value, net of tax	27	—	(128)	—
Reclassification into earnings, net of tax	—	—	—	—
Net unrealized losses on cash flow hedges, net of taxes, end of period	$(128)	$—	$(128)	$—

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$(59)	$—	$(81)	$(8)
Change in fair value, net of tax	22	(36)	40	(28)
Reclassification into earnings, net of tax	1	—	5	—
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$(36)	$(36)	$(36)	$(36)

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2021	2020	2021	2020
Service cost	$1	$1	$3	$3
Interest cost	10	13	31	39
Expected return on assets	(26)	(26)	(78)	(76)
Amortization of prior service credit / actuarial loss	5	4	13	10
Net periodic benefit cost	$(10)	$(8)	$(31)	$(24)
Settlement charge [1]	—	—	—	3
Net benefit cost	$(10)	$(8)	$(31)	$(21)
1 During the nine months ended September 30, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our UK pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million.

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2021 and 2020.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2021. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2021 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2021, we contributed $7 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the fourth quarter of 2021.

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

Total stock-based compensation expense primarily related to restricted stock and unit awards was $40 million and $90 million for the three and nine months ended September 30, 2021, respectively, and $38 million and $60 million, for the three and nine months ended September 30, 2020, respectively. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of September 30, 2021 was $122 million, which is expected to be recognized over a weighted average period of 1.8 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2021, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.

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
The terms of each ASR agreement entered for the period ended September 30, 2021, structured as outlined above, are as follows:

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

Additionally, we purchased shares of our common stock in the open market for the periods ended September 30, 2020 as follows:

(in millions, except average price)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
Three Months
September 30, 2020	—	$351.77	$11
Nine Months
September 30, 2020	0.5	$295.40	$161

During the nine months ended September 30, 2021, we did not use cash to repurchase shares. During the nine months ended September 30, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2021 were as follows:

(in millions)
Balance as of December 31, 2020	$2,781
Net income attributable to redeemable noncontrolling interest	161
Distributions payable to redeemable noncontrolling interest	(143)
Redemption value adjustment	387
Balance as of September 30, 2021	$3,186

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2021:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(323)		$(328)		$14		$(637)
Other comprehensive (loss) income before reclassifications	2	1	9		(120)		(109)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		11	2	(15)	3	(4)
Net other comprehensive (loss) income	2		20		(135)		(113)
Balance as of September 30, 2021	$(321)		$(308)		$(121)		$(750)
1Includes an unrealized gain related to our cross currency swaps. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $3 million for the nine months ended September 30, 2021. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2021	2020	2021	2020
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$797	$455	$2,349	$1,885

Basic weighted-average number of common shares outstanding	240.9	240.6	240.8	241.2
Effect of stock options and other dilutive securities	0.8	1.0	0.9	1.1
Diluted weighted-average number of common shares outstanding	241.7	241.6	241.7	242.3

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.31	$1.89	$9.76	$7.82
Diluted	$3.30	$1.88	$9.72	$7.78

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2021 and 2020, there were no stock options excluded. Restricted performance shares outstanding of 0.5 million and 0.6 million as of September 30, 2021 and 2020, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2020 restructuring plan consisted of a company-wide workforce reduction of approximately 830 positions, and is further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2021 by segment is as follows:

	2020 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Ratings	$4	$1
Market Intelligence	27	6
Platts	10	4
Indices	5	1
Corporate	19	5
Total	$65	$17

The ending reserve balance for the 2020 restructuring plan was $58 million as of December 31, 2020. For the nine months ended September 30, 2021, we have reduced the reserve for the 2020 restructuring plan by $41 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have four reportable segments: Ratings, Market Intelligence, Platts and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, other income, net, interest expense, net, or loss on extinguishment of debt as these are amounts that do not affect the operating results of our reportable segments.

A summary of operating results for the periods ended September 30 is as follows:

Revenue	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
Ratings	$1,017	$894	$3,107	$2,725
Market Intelligence	570	530	1,664	1,565
Platts	239	222	700	654
Indices	298	234	846	733
Intersegment elimination [1]	(37)	(34)	(108)	(102)
Total revenue	$2,087	$1,846	$6,209	$5,575

Operating Profit	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
Ratings [2]	$644	$544	$2,054	$1,758
Market Intelligence [3]	187	164	533	469
Platts [4]	128	121	392	357
Indices [5]	213	151	600	504
Total reportable segments	1,172	980	3,579	3,088
Corporate Unallocated expense[6]	(89)	(36)	(262)	(128)
Total operating profit	$1,083	$944	$3,317	$2,960
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for the three and nine months ended September 30, 2020 include a technology-related impairment charge of $5 million. Operating profit for three and nine months ended September 30, 2021 includes amortization of intangibles from acquisitions of $2 million and $8 million, respectively, and $3 million and $5 million for the three and nine months ended September 30, 2020, respectively.
3 Operating profit for nine months ended September 30, 2021 includes a gain on disposition of $2 million, and operating profit for the three and nine months ended September 30, 2020 includes a gain on dispositions of $4 million and $12 million, respectively. Operating profit for nine months ended September 30, 2020 includes employee severance charges of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $16 million and $49 million for three and nine months ended September 30, 2021, respectively, and $19 million and $58 million for three and nine months ended September 30, 2020, respectively.
4 Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2021 and 2020, and $6 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.
5 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2021 and 2020, and $4 million for the nine months ended September 30, 2021 and 2020.
6 Corporate Unallocated expense for the three and nine months ended September 30, 2021 includes IHS Markit merger costs of $54 million and $153 million, respectively, and a gain on disposition of $3 million, and for nine months ended September 30, 2021 includes a lease impairment of $3 million and Kensho retention related expense of $2 million. Corporate Unallocated expense for the three and nine months ended September 30, 2020 includes a gain on disposition of $4 million, Kensho retention related expense of $2 million and $10 million, respectively, and employee severance charges of $10 million for the nine months ended September 30, 2020. Corporate Unallocated expense also includes amortization of intangibles from acquisitions of $7 million for the nine months ended September 30, 2021, and $7 million and $20 million for the three and nine months ended September 30, 2020, respectively.

The following table presents our revenue disaggregated by revenue type for the periods ended September 30:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2021
Subscription	$—	$557	$220	$47	$—	$824
Non-subscription / Transaction	551	13	2	—	—	566
Non-transaction	466	—	—	—	(37)	429
Asset-linked fees	—	—	—	211	—	211
Sales usage-based royalties	—	—	17	40	—	57
Total revenue	$1,017	$570	$239	$298	$(37)	$2,087

Timing of revenue recognition
Services transferred at a point in time	$551	$13	$2	$—	$—	$566
Services transferred over time	466	557	237	298	(37)	1,521
Total revenue	$1,017	$570	$239	$298	$(37)	$2,087

	Nine Months Ended September 30, 2021
Subscription	$—	$1,624	$645	$140	$—	$2,409
Non-subscription / Transaction	1,748	40	6	—	—	1,794
Non-transaction	1,359	—	—	—	(108)	1,251
Asset-linked fees	—	—	—	589	—	589
Sales usage-based royalties	—	—	49	117	—	166
Other revenue	—	—	—	—	—	—
Total revenue	$3,107	$1,664	$700	$846	$(108)	$6,209

Timing of revenue recognition
Services transferred at a point in time	$1,748	$40	$6	$—	$—	$1,794
Services transferred over time	1,359	1,624	694	846	(108)	4,415
Total revenue	$3,107	$1,664	$700	$846	$(108)	$6,209

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2020[2]
Subscription	$—	$517	$205	$43	$—	$765
Non-subscription / Transaction	488	13	2	—	—	503
Non-transaction	406	—	—	—	(34)	372
Asset-linked fees	—	—	—	156	—	156
Sales usage-based royalties	—	—	15	35	—	50
Total revenue	$894	$530	$222	$234	$(34)	$1,846

Timing of revenue recognition
Services transferred at a point in time	$488	$13	$2	$—	$—	$503
Services transferred over time	406	517	220	234	(34)	1,343
Total revenue	$894	$530	$222	$234	$(34)	$1,846

	Nine Months Ended September 30, 2020[2]
Subscription	$—	$1,525	$603	$132	$—	$2,260
Non-subscription / Transaction	1,540	39	4	—	—	1,583
Non-transaction	1,185	—	—	—	(102)	1,083
Asset-linked fees	—	1	—	468	—	469
Sales usage-based royalties	—	—	47	133	—	180
Other revenue	—	—	—	—	—	—
Total revenue	$2,725	$1,565	$654	$733	$(102)	$5,575

Timing of revenue recognition
Services transferred at a point in time	$1,540	$39	$4	$—	$—	$1,583
Services transferred over time	1,185	1,526	650	733	(102)	3,992
Total revenue	$2,725	$1,565	$654	$733	$(102)	$5,575
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation for Ratings which resulted in a reclassification from transaction revenue to non-transaction revenue of $2 million and $6 million for the three and nine months ended September 30, 2020, respectively.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2021	2020	2021	2020
U.S.	$1,260	$1,076	$3,761	$3,384
European region	498	455	1,497	1,310
Asia	227	214	648	585
Rest of the world	102	101	303	296
Total	$2,087	$1,846	$6,209	$5,575

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
During the nine months ending September 30, 2021, we recorded a pre-tax impairment charge of $3 million related to the impairment and abandonment of operating lease related ROU assets. The impairment charges are included in selling and general expenses within the consolidated statements of income.
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of September 30, 2021 and December 31, 2020:

(in millions)		September 30,	December 31,
Balance Sheet Location		2021	2020
Assets
Right of use assets	Lease right of use assets	$462	$494
Liabilities
Other current liabilities	Current lease liabilities	96	100
Lease liabilities — non-current	Non-current lease liabilities	508	544

The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2021	2020	2021	2020
Operating lease cost	$32	$35	$97	$110
Sublease income	—	—	(1)	(5)
Total lease cost	$32	$35	$96	$105

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2021	2020	2021	2020
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$32	$32	96	105

Right of use assets obtained in exchange for lease obligations
Operating leases	16	—	18	6

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	8.4	8.5
Weighted-average discount rate	3.61%	3.78%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2021 (Excluding the nine months ended September 30, 2021)	$30
2022	113
2023	94
2024	75
2025	67
2026 and beyond	332
Total undiscounted lease payments	$711
Less: Imputed interest	107
Present value of lease liabilities	$604

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2021, S&P Dow Jones Indices LLC earned $34 million and $102 million, respectively, of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2020, S&P Dow Jones Indices LLC earned $32 million and $119 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal and Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often subjected to government and regulatory proceedings, investigations and inquiries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2021. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2020 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Nine Months Ended September 30, 2021 and 2020
•Liquidity and Capital Resources
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
Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2021	2020	% Change [1]	2021	2020	% Change [1]
Revenue	$2,087	$1,846	13%	$6,209	$5,575	11%
Operating profit [2]	$1,083	$944	15%	$3,317	$2,960	12%
Operating margin %	52%	51%		53%	53%
Diluted earnings per share from net income	$3.30	$1.88	75%	$9.72	$7.78	25%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended September 30, 2021 includes IHS Markit merger costs of $54 million and a gain on disposition of $3 million. Operating profit for the nine months ended September 30, 2021 includes IHS Markit merger costs of $153 million, a gain on dispositions of $5 million, a lease impairment of $3 million and Kensho retention related expense of $2 million. Operating profit for the three months ended September 30, 2020 includes a gain on dispositions of $8 million, a technology-related impairment charge of $5 million and Kensho retention related expense of $2 million. Operating profit for the nine months ended September 30, 2020 includes a gain on dispositions of $16 million, employee severance charges of $12 million, a technology-related impairment charge of $5 million and Kensho retention related expense of $10 million. Operating profit also includes amortization of intangibles from acquisitions of $21 million and $32 million for the three months ended September 30, 2021 and 2020, respectively, and $74 million and $94 million for the nine months ended September 30, 2021 and 2020, respectively.

Three Months

Revenue increased 13% driven by increases at all of our reportable segments. Revenue growth at Ratings was driven by an increase in transaction revenue and non-transaction revenue. Transaction revenue increased due to higher bank loan ratings revenue and an increase in structured finance revenue, partially offset by a decrease in corporate bond ratings revenue. Non-transaction revenue increased primarily due to an increase in surveillance, entity credit ratings, revenue at our CRISIL subsidiary and higher Ratings Evaluation Service ("RES") revenue. Revenue growth at Market Intelligence was driven by subscription revenue growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher average levels of assets under management for ETFs and mutual funds. The revenue increase at Platts was primarily due to continued demand for market data and market insights products. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 15%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 5 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2020 of 1 percentage point and a technology-related impairment charge in 2020 of 1 percentage point, operating profit increased 18%. The increase was primarily due to revenue growth at all of our reportable segments, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases.

Nine Months

Revenue increased 11% driven by increases at all of our reportable segments. Revenue growth at Ratings was driven by an increase in transaction revenue and non-transaction revenue. Transaction revenue increased due to higher bank loan ratings revenue and an increase in structured finance revenue, partially offset by a decrease in corporate bond ratings revenue. Non-transaction revenue increased primarily due to an increase in entity credit ratings, surveillance, higher RES revenue and an increase in revenue at our CRISIL subsidiary. Revenue growth at Market Intelligence was driven by subscription revenue growth in Credit Risk Solutions, Market Intelligence Desktop products and Data Management Solutions. Revenue growth at Indices was due to higher average levels of assets under management for ETFs and mutual funds, partially offset by lower exchange-traded derivative revenue. The revenue increase at Platts was primarily due to continued demand for market data and market insights products. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 12%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 5 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2020 of 1 percentage point, operating profit increased 16%. The increase was primarily due to revenue growth at all of our reportable segments combined with a decrease in occupancy costs and travel and entertainment expenses from non-essential travel restrictions in response to the 2019 novel coronavirus ("COVID-19"), partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2021 and 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows.

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

•Taking a lead role in the market regarding ESG disclosures and achieving our stated environmental sustainability targets; and

•Executing against Integration Management Office ("IMO") and regulatory milestones; building trust and team cohesion with IHS Markit (NYSE:INFO) colleagues; laying groundwork to set the proforma organization up for successful realization of our synergy and strategic goals.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Consolidated Review

(in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$2,087	$1,846	13%	$6,209	$5,575	11%
Total Expenses:
Operating-related expenses	543	517	5%	1,603	1,528	5%
Selling and general expenses	423	341	24%	1,157	949	22%
Depreciation and amortization	41	52	(20)%	137	154	(11)%
Total expenses	1,007	910	11%	2,897	2,631	10%
Gain on dispositions	(3)	(8)	(69)%	(5)	(16)	(72)%
Operating profit	1,083	944	15%	3,317	2,960	12%
Other income, net	(22)	(6)	NM	(51)	(16)	N/M
Interest expense, net	31	35	(13)%	94	109	(14)%
Loss on extinguishment of debt	—	279	N/M	—	279	N/M
Provision for taxes on income	213	138	54%	747	559	34%
Net income	861	498	73%	2,527	2,029	25%
Less: net income attributable to noncontrolling interests	(64)	(43)	(45)%	(178)	(144)	23%
Net income attributable to S&P Global Inc.	$797	$455	75%	$2,349	$1,885	25%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue
The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$2,087	$1,846	13%	$6,209	$5,575	11%

Subscription revenue	$824	$765	7%	$2,409	$2,260	7%
Non-subscription / transaction revenue	566	503	13%	1,794	1,583	13%
Non-transaction revenue	429	372	15%	1,251	1,083	15%
Asset-linked fees	211	156	36%	589	469	26%
Sales usage-based royalties	57	50	15%	166	180	(8)%

% of total revenue:
Subscription revenue	39%	41%		39%	42%
Non-subscription / transaction revenue	27%	27%		29%	28%
Non-transaction revenue	21%	20%		20%	19%
Asset-linked fees	10%	9%		9%	8%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$1,260	$1,076	17%	$3,761	$3,384	11%
International revenue:
European region	498	455	9%	1,497	1,310	14%
Asia	227	214	7%	648	585	11%
Rest of the world	102	101	1%	303	296	3%
Total international revenue	$827	$770	7%	$2,448	$2,191	12%
% of total revenue:
U.S. revenue	60%	58%		61%	61%
International revenue	40%	42%		39%	39%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's Desktop products, Credit Risk Solutions and Data Management Solutions, and continued demand for Platts market data and market insights products. Non-subscription / transaction revenue increased due to an increase in bank loan ratings revenue and higher structured finance revenue, partially offset by a decrease in corporate bond ratings revenue at Ratings. Non-transaction revenue increased due to an increase in surveillance, entity credit ratings, revenue at our CRISIL subsidiary and higher RES revenue at Ratings. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Subscription revenue increased primarily from growth in Market Intelligence's Credit Risk Solutions, Market Intelligence Desktop products and Data Management Solutions and continued demand for Platts market data and market insights products. Non-subscription / transaction revenue increased due to an increase in bank loan ratings revenue and higher structured finance revenue, partially offset by lower corporate bond ratings revenue at Ratings. Non-transaction revenue increased primarily due to an increase in entity credit ratings, surveillance, higher RES revenue and an increase in revenue at our CRISIL subsidiary at Ratings. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The decrease in sales-usage based royalties was primarily driven by lower exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2021		2020		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$245	$119	$240	$98	2%	20%
Market Intelligence	229	131	222	123	3%	7%
Platts	53	54	49	48	10%	14%
Indices	44	40	33	48	33%	(17)%
Intersegment eliminations [2]	(37)	—	(35)	1	(4)%	N/M
Total segments	534	344	509	318	5%	8%
Corporate Unallocated expense [3]	9	79	8	23	12%	N/M
Total	$543	$423	$517	$341	5%	24%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2020, selling and general expenses include a technology-related impairment charge of $5 million.
2 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
3 In 2021, selling and general expenses include IHS Markit merger costs of $54 million. In 2020, selling and general expenses include Kensho retention related expense of $2 million.

Operating-Related Expenses

Operating-related expenses increased 5% primarily driven by higher cost of sales at Indices, an increase in intersegment royalties tied to annualized contract value growth at Market Intelligence and higher compensation costs at Platts and Ratings.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 24%. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 16 percentage points, partially offset by a technology-related impairment charge in 2020 of 2 percentage points and higher Kensho related retention expense in 2020 of 1 percentage point, selling and general expenses increased 11%. The increase was primarily driven by an increase at Ratings due to higher incentive costs and an increase in compensation costs, partially offset by a decrease in legal related costs at Indices.

Depreciation and Amortization

Depreciation and amortization decreased $11 million or 20% driven by a decrease in intangible asset amortization related to assets that became fully amortized.

Nine Months

(in millions)	2021		2020		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$715	$303	$681	$257	5%	18%
Market Intelligence [2]	687	377	670	361	2%	4%
Platts	155	143	144	140	8%	2%
Indices	127	113	108	115	17%	(2)%
Intersegment eliminations [3]	(108)	—	(102)	—	(6)%	N/M
Total segments	1,576	936	1,501	873	5%	7%
Corporate Unallocated expense [3]	27	221	26	76	3%	N/M
Total	$1,603	$1,157	$1,527	$949	5%	22%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     In 2020, selling and general expenses include a technology-related impairment charge of $5 million.
2 In 2020, selling and general expenses include employee severance charges of $2 million.
3     Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
4 In 2021, selling and general expenses include IHS Markit merger costs of $153 million and a lease impairment of $3 million. In 2020, selling and general expenses include employee severance charges of $10 million. In 2021 and 2020, selling and general expenses include Kensho retention related expense of $2 million and $10 million, respectively.
Operating-Related Expenses
Operating-related expenses increased 5%. Increases at Ratings, Indices and Platts were primarily driven by higher incentive costs and an increase in compensation costs. The increase at Market Intelligence was primarily due to an increase in intersegment royalties tied to annualized contract value growth.
Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 22%. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 16 percentage points, partially offset by higher employee severance charges in 2020 of 1 percentage points and higher Kensho retention related expense in 2020, selling and general expenses increased 8%. This increase was primarily driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases, partially offset by lower occupancy costs, a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and a decrease in legal related costs at Indices.

Depreciation and Amortization
Depreciation and amortization decreased $17 million or 11% driven by a decrease in intangible asset amortization related to assets that became fully amortized.
Gain on Dispositions

During the three and nine months ended September 30, 2021, we completed the following dispositions that resulted in a pre-tax gain of $3 million and $5 million, respectively, which was included in Gain on dispositions in the consolidated statements of income:

•During the three and nine months ended September 30, 2021, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of an office facility in India in September of 2021.

•During the nine months ended September 30, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services ("SPIAS") within our Market Intelligence segment that occurred in July of 2019.

During the three and nine months ended September 30, 2020, we completed the following dispositions that resulted in a pre-tax gain of $8 million and $16 million, respectively, which was included in Gain on dispositions in the consolidated statements of income:

•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"). This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence received a minority investment in Q4. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $3 million ($2 million after-tax) and $11 million ($10 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of IR.
•In September of 2020, we sold our facility at East Windsor, New Jersey. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $4 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of East Windsor.
•During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of SPIAS within our Market Intelligence segment that occurred in July of 2019.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2021	2020	% Change
Ratings [1]	$644	$544	18%
Market Intelligence [2]	187	164	14%
Platts [3]	128	121	6%
Indices [4]	213	151	41%
Total segment operating profit	1,172	980	20%
Corporate Unallocated expense [5]	(89)	(36)	N/M
Total operating profit	$1,083	$944	15%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2020 includes a technology-related impairment charge of $5 million. 2021 and 2020 include amortization of intangibles from acquisitions of $2 million and $3 million, respectively.
2    2020 includes a gain on dispositions of $4 million. 2021 and 2020 includes amortization of intangibles from acquisitions of $16 million and $19 million, respectively.
3 2021 and 2020 include amortization of intangibles from acquisitions of $2 million.
4    2021 and 2020 include amortization of intangibles from acquisitions of $1 million.
5    2021 includes IHS Markit merger costs of $54 million and a gain on disposition of $3 million. 2020 includes a gain on disposition of $4 million, Kensho retention related expense of $2 million and amortization of intangibles from acquisitions of $7 million.

Segment Operating Profit — Increased 20% as compared to 2020. Excluding the impact of a technology-related impairment charge in 2020, operating profit increased 18%. The increase was primarily due to an increase in revenue at all of our reportable segments, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 146% compared to 2020. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 147 percentage points and a higher gain on dispositions in 2020 of 5 percentage points, partially offset by higher amortization of intangibles in 2020 of 17 percentage points and higher Kensho retention related expense in 2020 of 7 percentage points, Corporate Unallocated expense increased 18% primarily due to proceeds from a Company-owned life insurance policy in 2020.

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

Nine Months

(in millions)	2021	2020	% Change
Ratings [1]	$2,054	$1,758	17%
Market Intelligence [2]	533	469	14%
Platts [3]	392	357	10%
Indices [4]	600	504	19%
Total segment operating profit	3,579	3,088	16%
Corporate Unallocated expense [5]	(262)	(128)	N/M
Total operating profit	$3,317	$2,960	12%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2020 includes a technology-related impairment charge of $5 million. 2021 and 2020 include amortization of intangibles from acquisitions of $8 million and $5 million, respectively.
2    2021 and 2020 include a gain on dispositions of $2 million and $12 million, respectively. 2021 and 2020 include amortization of intangibles from acquisitions of $49 million and $58 million, respectively.
3 2021 and 2020 include amortization of intangibles from acquisitions of $6 million and $7 million, respectively.
4    2021 and 2020 include amortization of intangibles from acquisitions of $4 million.
5    2021 includes IHS Markit merger costs of $153 million, a gain on disposition of $3 million and a lease impairment of $3 million. 2020 includes employee severance charges of $10 million and a gain on disposition of $4 million. 2021 and 2020 include Kensho retention related expense of $2 million and $10 million, respectively. 2021 and 2020 include amortization of intangibles from acquisitions of $7 million and $20 million, respectively.

Segment Operating Profit — Increased 16% as compared to 2020. Excluding the impact of a higher gain on dispositions in 2020 of 1 percentage point, operating profit increased 15%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in occupancy costs and travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 106% compared to 2020. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 118 percentage points and a lease impairment in 2021 of 2 percentage points, partially offset by higher amortization of intangibles in 2020 of 9 percentage points, higher employee severance charges in 2020 of 8 percentage points, and higher Kensho retention related expense in 2020 of 5 percentage points, Corporate Unallocated expense increased 8% primarily due to higher incentive costs.

Foreign exchange rates had a favorable impact on operating profit of 1 percentage point. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-

calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Other Income, net
Other income, includes the net periodic benefit cost for our retirement and post retirement plans and gains and losses on our mark-to-market investments. Other income, net was $22 million for the three months ended September 30, 2021 compared to $6 million for the three months ended September 30, 2020 and $51 million for the nine months ended September 30, 2021 compared to $16 million for the nine months ended September 30, 2020. Excluding a pension settlement charge of $3 million, other income, net was $19 million for the nine months ended September 30, 2020. The increase in other income, net for the three and nine months ended September 30, 2021 was primarily due to higher gains on our mark-to-market investments in 2021.

Interest Expense, net

Net interest expense decreased $4 million or 13% compared to the three months ended September 30, 2020 and $15 million or 14% compared to the nine months ended September 30, 2020, primarily due to lower interest expense resulting from the refinancing of a series of our senior notes in August of 2020.

Loss on Extinguishment of Debt

The three and nine months ended September 30, 2020 includes $279 million related to the redemption fee on the early retirement of our 4.4% senior notes due in 2026 and a portion of the 6.55% senior notes due in 2048 in the third quarter of 2020.

Provision for Income Taxes

The effective income tax rate was 19.9% and 22.8% for the three and nine months ended September 30, 2021, respectively, and 21.7% and 21.6% for the three and nine months ended September 30, 2020, respectively. The decrease in the three months ended September 30, 2021 was primarily due to a refinement in tax accruals on foreign operations related to both a prior and current period, partially offset by the deductible pre-tax loss on extinguishment of debt in the prior year. The increase in the nine months ended September 30, 2021 was primarily due to the decrease in the recognition of excess tax benefits associated with share-based payments in the statement of income, certain non-deductible IHS Markit merger costs and the deductible pre-tax loss on extinguishment of debt in the prior year.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $34 million and $101 million for the three and nine months ended September 30, 2021 and $32 million and $95 million for the three and nine months ended September 30, 2020, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$1,017	$894	14%	$3,107	$2,725	14%

Transaction revenue	$551	$488	13%	$1,748	$1,540	14%
Non-transaction revenue	$466	$406	15%	$1,359	$1,185	15%
% of total revenue:
Transaction revenue [1]	54%	55%		56%	57%
Non-transaction revenue [1]	46%	45%		44%	43%

U.S. revenue	$592	$489	21%	$1,828	$1,601	14%
International revenue	$425	$405	5%	$1,279	$1,124	14%
% of total revenue:
U.S. revenue	58%	55%		59%	59%
International revenue	42%	45%		41%	41%

Operating profit [2]	$644	$544	18%	$2,054	$1,758	17%
Operating margin %	63%	61%		66%	65%
1In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $2 million and $6 million for the three and nine months ended September 30, 2020, respectively.
2Operating profit for the three and nine months ended September 30, 2020 include a technology-related impairment charge of $5 million. Operating profit includes amortization of intangibles from acquisitions of $2 million and $8 million for the three and nine months ended September 30, 2021, respectively, and $3 million and $5 million for the three and nine months ended September 30, 2020.
Three Months

Revenue increased 14%, with a favorable impact from foreign exchange rates of 1 percentage point. Transaction revenue increased due to higher bank loan ratings revenue driven by increased M&A activity and an increase in structured finance revenue primarily driven by increased issuance of U.S. collateralized loan obligations ("CLOs"), partially offset by a decrease in corporate bond ratings revenue driven by decreased investment-grade issuance volumes. U.S. and Europe investment-grade bond issuance volumes and U.S. high-yield corporate bond issuance volumes were particularly elevated in 2020 mainly resulting from historically low borrowing costs and central bank lending actions in response COVID-19. Non-transaction revenue increased primarily due to an increase in surveillance, entity credit ratings, revenue at our CRISIL subsidiary and higher Ratings Evaluation Service ("RES") revenue driven by increased M&A activity. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 18%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of a technology-related impairment charge in 2020 of 1 percentage point, operating profit increased 17%. The impact of revenue growth and lower occupancy costs was partially offset by higher compensation costs due to annual merit increases and additional headcount and an increase in incentive costs.

Nine Months

Revenue increased 14%, with a favorable impact from foreign exchange rates of 2 percentage points. Transaction revenue increased due to higher bank loan ratings revenue driven by increased M&A activity and an increase in structured finance revenue primarily driven by increased issuance of U.S. CLOs, partially offset by a decrease in corporate bond ratings revenue driven by decreased investment-grade issuance volumes. Non-transaction revenue increased primarily due to an increase in entity credit ratings, surveillance, higher RES revenue driven by increased M&A activity and an increase in revenue at our CRISIL subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 17%, with a favorable impact from foreign exchange rates of 2 percentage points. The impact of revenue growth and lower occupancy costs was partially offset by higher compensation costs due to annual merit increases and additional headcount and an increase in incentive costs.

Market Issuance Volumes

We monitor market issuance volumes regularly within Ratings. Market issuance volumes noted within the discussion that follows are based on where an issuer is located or where the assets associated with an issue are located. Structured Finance issuance includes amounts when a transaction closes, not when initially priced, and excludes domestically-rated Chinese issuance. The following tables depict changes in issuance levels as compared to the prior year based on data from SDC Platinum for Corporate bond issuance and based on a composite of external data feeds and Ratings' internal estimates for Structured Finance issuance.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(16)%	(4)%	(9)%	17%	53%	28%
Investment-grade issuance	(12)%	(7)%	(6)%	(31)%	(6)%	(8)%
Total issuance	(13)%	(7)%	(6)%	(22)%	2%	(4)%
*     Includes Industrials and Financial Services.

•Corporate issuance was down in the U.S. and Europe for the quarter driven by weakness in high-yield and investment-grade issuance reflecting comparisons against a strong prior year period.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	25%	50%	30%	38%	19%	40%
Structured credit (primarily CLOs)	340%	197%	298%	250%	281%	257%
Commercial mortgage-backed securities (“CMBS”)	106%	375%	121%	41%	208%	46%
Residential mortgage-backed securities (“RMBS”)	113%	(26)%	58%	95%	21%	59%
Covered bonds	*	68%	107%	*	—%	(2)%
Total issuance	105%	70%	91%	101%	45%	72%
*     Represents no activity in 2021 and 2020.

•ABS issuance increased in the U.S. and Europe primarily driven by an increase in auto and credit card transactions, partially offset a decrease in student loans.

•CLO issuance was up driving increases in the U.S. and European structured credit markets as demand for leveraged loans increased.

•CMBS issuance was up in the U.S. reflecting increased market volume due to improved market conditions. CMBS issuance in Europe was also up, although from a low 2020 base.

•RMBS issuance was up in the U.S. reflecting increased market volume due to improved market conditions. RMBS issuance decreased in Europe in the quarter reflecting a decrease in large jumbo deals.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe increased in the quarter driven by improved market conditions.

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
During the nine months ended September 30, 2021 and during the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $2 million ($2 million after-tax) and $1 million ($1 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS that occurred in July of 2019.
In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's IR webhosting business to Q4, a third party provider of investor relations related services. This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence received a minority investment in Q4. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $3 million ($2 million after-tax) and $11 million ($10 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of IR.
Market Intelligence includes the following business lines:
•Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop (which are inclusive of the S&P Capital IQ and SNL Desktop products);
•Data Management Solutions — integrated bulk data feeds and application programming interfaces that can be customized, which includes Compustat, GICS, and Point In Time Financials; and
•Credit Risk Solutions — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®, and Credit Analytics.
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
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$570	$530	7%	$1,664	$1,565	6%

Subscription revenue	$557	$517	8%	$1,624	$1,525	6%
Non-subscription revenue	$13	$13	3%	$40	$39	1%
Asset-linked fees	$—	$—	N/M	$—	$1	(83)%
% of total revenue:
Subscription revenue	98%	98%		98%	97%
Non-subscription revenue	2%	2%		2%	3%
Asset-linked fees	—%	—%		—%	—%

U.S. revenue	$359	$337	6%	$1,056	$1,007	5%
International revenue	$211	$193	9%	$608	$558	9%
% of total revenue:
U.S. revenue	63%	64%		63%	64%
International revenue	37%	36%		37%	36%

Operating profit [1]	$187	$164	14%	$533	$469	14%
Operating margin %	33%	31%		32%	30%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 Operating profit for the nine months ended September 30, 2021 includes a gain on disposition of $2 million. Operating profit for the three and nine months ended September 30, 2020 includes a gain on dispositions of $4 million and $12 million, respectively. Operating profit for the nine months ended September 30, 2020 also includes employee severance charges of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $16 million and $49 million for the three and nine months ended September 30, 2021, respectively, and $19 million and $58 million for the three and nine months ended September 30, 2020, respectively.

Three Months

Revenue increased 7% and was unfavorably impacted by 1 percentage point from the effect of a recent disposition. The increase was primarily driven by subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data Management Solutions. Excluding the impact of a recent disposition favorably impacting Desktop revenue growth by less than 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 12%, 7% and 6%, respectively. Both U.S. revenue and international revenue increased compared to the three months ended September 30, 2020. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 14%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of a gain dispositions in 2020 of 13 percentage points, partially offset by higher amortization of intangibles in 2020 of 12 percentage points, operating profit increased 13% primarily due to revenue growth partially offset by an increase in intersegment royalties tied to annualized contract value growth and increased technology expenses.

Nine Months

Revenue increased 6% and was unfavorably impacted by 1 percentage point from the effect of recent dispositions. The increase was primarily driven by subscription revenue growth for RatingsXpress®, RatingsDirect®, certain Market Intelligence Desktop products, and certain data feed products within Data Management Solutions. Excluding the impact of recent dispositions favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 10%, 8% and 5%, respectively. Both U.S. revenue and international revenue increased compared to the nine months ended September 30, 2020. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 14%, with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact from higher amortization of intangibles in 2020 of 14 percentage points and higher employee severance charges in 2020 of 2 percentage points, partially offset by the impact of a higher gain on the dispositions in 2020 of 14 percentage points, operating profit increased 12% primarily due to revenue growth partially offset by increased technology expenses and an increase in intersegment royalties tied to annualized contract value growth.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$239	$222	8%	$700	$654	7%

Subscription revenue	$220	$205	7%	$645	$603	7%
Sales usage-based royalties	$17	$15	14%	$49	$47	4%
Non-subscription revenue	$2	$2	20%	$6	$4	37%
% of total revenue:
Subscription revenue	92%	92%		92%	92%
Sales usage-based royalties	7%	7%		7%	7%
Non-subscription revenue	1%	1%		1%	1%

U.S. revenue	$79	$70	13%	$226	$211	7%
International revenue	$160	$152	5%	$474	$443	7%
% of total revenue:
U.S. revenue	33%	32%		32%	32%
International revenue	67%	68%		68%	68%

Operating profit [1]	$128	$121	6%	$392	$357	10%
Operating margin %	54%	55%		56%	55%
1Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2021 and 2020, and $6 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.

Three Months

Revenue increased 8% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in LNG and Petroleum also contributed to revenue growth. Both U.S. revenue and international revenue grew compared to the three months ended September 30, 2020. Petroleum continues to be the most significant revenue driver, followed by natural gas, power & renewables, petrochemicals, shipping and metals & agriculture also contributing to revenue growth.

Operating profit increased 6% with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of amortization of intangibles from acquisitions of 1 percentage point, operating profit increased 5%. The increase was primarily due to revenue growth partially offset by an increase in operating costs to support business initiatives at Platts, higher compensation costs and increased technology expenses.

Nine Months

Revenue increased 7% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in LNG and Petroleum also contributed to revenue growth. Both U.S. revenue and international revenue grew compared to the nine months ended September 30, 2020. Petroleum continues to be the most significant revenue driver, followed by natural gas, power & renewables, petrochemicals, metals & agriculture, and shipping also contributing to revenue growth.

Operating profit increased 10% with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of amortization of intangibles from acquisitions of 1 percentage point, operating profit increased 9%. The increase was primarily due to revenue growth partially offset by an increase in operating costs to support business initiatives at Platts, increased technology expenses, higher compensation costs and increased incentive costs.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2021	2020	% Change	2021	2020	% Change
Revenue	$298	$234	28%	$846	$733	16%

Asset-linked fees	$211	$156	36%	$589	$468	26%
Subscription revenue	$47	$43	8%	$140	$132	7%
Sales usage-based royalties	$40	$35	15%	$117	$133	(12)%
% of total revenue:
Asset-linked fees	71%	67%		70%	64%
Subscription revenue	16%	18%		16%	18%
Sales usage-based royalties	13%	15%		14%	18%

U.S. revenue	$249	$197	26%	$707	$619	14%
International revenue	$49	$37	35%	$139	$114	22%
% of total revenue:
U.S. revenue	84%	84%		84%	84%
International revenue	16%	16%		16%	16%

Operating profit [1]	$213	$151	41%	$600	$504	19%
Less: net operating profit attributable to noncontrolling interests	58	41		161	136
Net operating profit	$155	$110	41%	$439	$368	19%
Operating margin %	71%	65%		71%	69%
Net operating margin %	52%	47%		52%	50%
1 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2021 and 2020 and $4 million for the nine months ended September 30, 2021 and 2020.

Three Months

Revenue at Indices increased 28% primarily due to higher average levels of assets under management ("AUM") for ETFs and mutual funds. Average levels of AUM for ETFs increased 48% to $2.528 trillion and ending AUM for ETFs increased 43% to $2.474 trillion compared to the three months ended September 30, 2020. ETF revenue was impacted by a $5 million breakup fee associated with the termination of several ETF funds. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 41%. Excluding the impact of amortization of intangibles from acquisitions of 1 percentage point, operating profit increased 40%. The impact of revenue growth and lower legal related costs was partially offset by higher cost of sales, an increase in compensation costs driven by additional headcount and annual merit increases and higher incentive costs. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Nine Months

Revenue at Indices increased 16% primarily due to higher average levels of AUM for ETFs and mutual funds, partially offset by lower exchange-traded derivative revenue. Average levels of AUM for ETFs increased 44% to $2.334 trillion and ending AUM for ETFs increased 43% to $2.474 trillion compared to the nine months ended September 30, 2020 while exchange-traded derivative activity was impacted by both lower average daily trading volume from reduced volatility and lower rates per trade from a shift in product mix in the first half of 2021. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 19%. The impact of revenue growth and lower legal related costs was partially offset by higher cost of sales, an increase in compensation costs driven by additional headcount and annual merit increases and higher incentive costs. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $5,907 million as of September 30, 2021, an increase of $1,785 million from December 31, 2020.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2021	2020	% Change
Net cash provided by (used for):
Operating activities	$2,658	$2,426	10%
Investing activities	$(42)	$(204)	(79)%
Financing activities	$(772)	$(1,950)	(60)%

In the first nine months of 2021, free cash flow increased $214 million to $2,454 million compared to $2,240 million in the first nine months of 2020. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $232 million to $2,658 million for the first nine months of 2021. The increase is mainly due to higher operating results in 2021.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $42 million for the first nine months of 2021 compared to $204 million in the first nine months of 2020, primarily due to cash used for the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in 2020. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased $1,178 million to $772 million for the first nine months of 2021. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2021. During the nine months ended September 30, 2021, we did not use cash to repurchase shares. During the nine months ended September 30, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

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
We have the ability to borrow a total of $1.5 billion through our commercial paper program, which is supported by our credit facility that we entered into on April 26, 2021. As of September 30, 2021 and December 31, 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility or previous credit facility during the three and nine months ended September 30, 2021 and 2020.
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

Summarized results of operations for the periods ended September 30, 2021 are as follows:

(in millions)	Three Months	Nine Months
Revenue	$856	$2,597
Operating Profit	499	1,658
Net Income	194	571
Net income attributable to S&P Global Inc.	194	571

Summarized balance sheet information as of September 30, 2021 and December 31, 2020 is as follows:

(in millions)	September 30,	December 31,
	2021	2020
Current assets (excluding intercompany from Non-Obligor Group)	$5,091	$3,093
Non-current assets	1,042	1,055
Current liabilities (excluding intercompany to Non-Obligor Group)	1,291	1,179
Non-current liabilities	5,217	4,936
Intercompany payables to Non-Obligor Group	4,823	3,893

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

(in millions)	2021	2020	% Change
Cash provided by operating activities	$2,658	$2,426	10%
Capital expenditures	(33)	(43)
Distributions to noncontrolling interest holders, net	(171)	(143)
Free cash flow	$2,454	$2,240	10%

(in millions)	2021	2020	% Change
Cash used for investing activities	(42)	(204)	(79)%
Cash used for financing activities	(772)	(1,950)	(60)%

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
•the satisfaction of the conditions precedent to consummation of the Merger, including the ability to secure regulatory approvals and consummate related dispositions on the terms expected at all or in a timely manner;
•the occurrence of events that may give rise to a right of one or both of the parties to terminate the merger agreement;
•uncertainty relating to the impact of the Merger, divestitures and liability management transactions on the businesses of the Company and IHS Markit, including potential adverse reactions or changes to the market price of the Company’s common stock and IHS Markit shares resulting from the announcement or completion of the Merger and changes to existing business relationships during the pendency of the acquisition that could affect the Company’s and/or IHS Markit’s financial performance;
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
•the continuously evolving regulatory environment, in Europe, the United States and elsewhere around the globe, affecting S&P Global Ratings, S&P Global Platts, S&P Dow Jones Indices, S&P Global Market Intelligence and the products those business divisions offer including our ESG products, and the Company’s compliance therewith;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2021 and December 31, 2020, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2021 and December 31, 2020, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the nine months ended September 30, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the third quarter of 2021, we did not repurchase any shares under the 2020 Repurchase Program and, as of September 30, 2021, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the third quarter of 2021, we did not repurchase any shares under our 2013 Repurchase Program and as of September 30, 2021, 0.8 million shares remained under the 2013 Repurchase Program.

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

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2021 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2021	2,422	$414.13	—	30.8 million
August 1 — August 31, 2021	1,872	435.02	—	30.8 million
September 1 — September 30, 2021	1,584	449.64	—	30.8 million
Total — Quarter	5,878	$430.35	—	30.8 million

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

During the third quarter of 2021, the Company recorded no revenue or net profit attributable to the transactions or dealings described below. The amount recorded in connection with the foregoing reflects the uncertainty of collection.

During the third quarter of 2021, Platts, a division of the Company that provides energy-related information in over 150 countries, provided information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. The Company will continue to monitor its provision of products and services to such subscribers.

Item 6. Exhibits

(3.2)	By-Laws of Registrant, as amended and restated on September 29, 2021, incorporated by reference from the Registrant’s Form 8-K filed October 5, 2021.

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	October 26, 2021	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	October 26, 2021	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer