Form 10-K
period 2021-12-31
S&P Global Inc.
filed 2022-02-08
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
                                                Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2021, was $98.9 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $410.45 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of February 4, 2022 was 241.1 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2022 annual meeting of shareholders.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political and regulatory conditions, and factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., COVID-19 and its variants), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes;
•the satisfaction of the conditions precedent to consummation of the Merger, including the ability to secure regulatory approvals and consummate related dispositions on the terms expected at all or in a timely manner;
•the occurrence of events that may give rise to a right of one or both of the parties to terminate the merger agreement;
•uncertainty relating to the impact of the Merger, divestitures and liability management transactions on the businesses of the Company and IHS Markit, including potential adverse reactions or changes to the market price of the Company’s common stock and IHS Markit shares resulting from the announcement or completion of the Merger and changes to existing business relationships and increased cyber risks during the pendency of the acquisition that could affect the Company’s and/or IHS Markit’s financial performance;
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
•the Company's ability to adjust to changes in European and United Kingdom markets following the United Kingdom's departure from the European Union, and the impact of such departure on our credit rating activities and other offerings in the European Union and United Kingdom; and
•the impact of changes in applicable tax or accounting requirements on the Company.

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

Our Businesses

Our operations consist of four reportable segments: S&P Global Ratings ("Ratings"), S&P Global Market Intelligence ("Market Intelligence"), S&P Global Platts ("Platts") and S&P Dow Jones Indices ("Indices"). For a discussion on the competitive conditions and regulatory environment associated with our businesses, see “MD&A – Segment Review” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Merger Agreement
In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. On March 11, 2021, S&P Global and IHS Markit shareholders voted to approve the merger agreement. As of December 31, 2021, IHS Markit had approximately 399.1 million shares outstanding. Subject to certain closing conditions, the merger is expected to be completed in the first quarter of 2022.

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
•Data Management Solutions — integrated bulk data feeds and application programming interfaces that can be customized, which includes Compustat, GICS, Point In Time Financials; and
•Credit Risk Solutions — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and Credit Analytics.

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

Segment and Geographic Data

The relative contribution of our reportable segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2021 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Human Capital

As of December 31, 2021, we had approximately 22,850 permanent employees located worldwide, including around 14,600 in Asia, 5,300 in the U.S., 2,150 in the European region, and 800 in the rest of the world.

Our Employees by Geographic Area
Rest of the World 4%
European Region 9%
U.S. 23%
Asia 64%

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

As a result, the Board of Directors and the Compensation and Leadership Development Committee oversee and regularly engage with our CEO, Chief Purpose Officer, Chief Corporate Responsibility & Diversity Officer and other members of senior leadership on a broad range of people topics, including: culture and purpose; talent attraction and development; succession planning; compensation and benefits; diversity, equity and inclusion ("DEI"); workplace health, safety and well-being; and employee engagement and retention.

At the management level, our Chief Purpose Officer is responsible for leading the development and execution of the Company’s human capital management strategy, also referred to as our “People” strategy, working together with other senior leaders across the Company. Among other things, this includes promoting an inclusive and performance-driven workplace culture with equitable opportunity for all; managing the Company’s initiatives to attract, develop, engage and retain the high-quality talent needed to ensure S&P Global is equipped with the right skillsets and intellectual capital to deliver on current and future business needs; and overseeing the design of the Company’s compensation, benefits and well-being programs. In connection with these responsibilities, the Chief Purpose Officer also partners with our Corporate Responsibility & Diversity, Equity & Inclusion team on the development and execution of the Company’s diversity, equity and inclusion roadmap and works closely with the CEO on executive succession planning and development of the talent succession pipeline for the Company’s Operating Committee.
The Company’s short-term incentive plan further reflects the significant role our people play in driving our enterprise strategy to Power the Markets of the Future by linking executive pay outcomes under our enterprise and division balanced scorecards to the achievement of strategic people priorities. In 2021, we focused on delivering on the following strategic People priorities across the enterprise:
•Continuing to foster a people first environment, while maintaining existing levels of engagement;

•Encouraging career mobility through career coaching, while attracting and retaining the best people; and
•Improving diverse representation through talent acquisition, advancement and retention, while continuing to raise awareness of racial education.
To achieve our strategic people objectives, we support our employees through human capital management strategies that include diversity, equity and inclusion initiatives; learning and development programs; competitive compensation and benefits programs; workplace health, safety and well-being measures; and talent attraction, retention and engagement. Examples of some of our key initiatives and programs in these focus areas are included below.

Diversity, Equity & Inclusion

Our ability to attract and retain a diverse and inclusive workforce is critical to our long-term strategy, driving business growth and innovation and empowering our people to achieve their full potential. In connection with our commitment to create a diverse, equitable and inclusive workplace, we have taken the following steps to foster an environment where our people can bring their whole selves to work:

•An executive DEI Council, co-chaired by our CEO and Chief Purpose Officer, directs and oversees our enterprise-wide DEI strategy, advancing and ensuring coordination and accountability for DEI programs across the organization. In 2021, we also designed a new and improved DEI governance model for the larger combined organization following the close of the merger with IHS Markit to align on strategy and prioritization; improve connectivity and create a defined and well-coordinated feedback loop between the Company’s Board of Directors, the executive DEI Council, Employee Resource Groups and People leaders; and enhance accountability.
•We measure progress on our diversity, equity and inclusion programs as part of our enterprise and division balanced scorecards, which are reviewed by the CEO quarterly and the Board at least biannually, and impact short-term incentive compensation. Key Performance Indicators under our incentive scorecards for tracking and ensuring accountability for DEI progress include measuring the net change in the gender and racial/ethnic diversity of the S&P Global employee population and DEI specific sentiment through the annual VIBE employee engagement survey.
•We connect colleagues across our organization through our Employee Resource Groups. These global and employee-led networks offer career experiences and network-building opportunities that foster professional development and support workplace diversity.
•To improve our pipeline of diverse talent, we have expanded our partnerships in diverse talent recruitment with select Historically Black Colleges and Universities, upgraded interview training to incorporate awareness of unconscious bias, and expanded career mentoring and leadership development opportunities for diverse colleagues.

Learning and Development Programs

We support our employees in pursuing their professional goals with growing investments in personalized development. We provide a wide array of global training and learning programs to help employees expand their knowledge, skills and experience and guide career advancement, including:

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
•Leadership Development - We invest in developing leaders at all levels of our organization through targeted programs designed to foster leadership excellence in new people managers, develop emerging leaders and strengthen our executive talent bench, providing a robust internal succession pipeline for our Operating Committee.

Competitive Compensation and Benefits Programs

We believe compensation and benefits programs are critical to the overall employee experience. Offering market competitive, people-centric and performance-driven compensation and benefits is key to our recruitment, talent management and retention strategies. As a result, management regularly assesses employee feedback, competitor research and market data to ensure our programs remain competitive and are designed with our people’s physical, financial, work-life, mental and emotional health and well-being in mind. Based on these insights, each year we continue to introduce new and enhanced “people first” benefits to advance employees’ well-being at work and beyond in support of our “people first” philosophy. In 2021, we launched new initiatives to increase transparency around pay decisions and empower colleagues to initiate pay conversations and to enhance well-being support for our people by providing extended parental leave, more flexible time-off arrangements and wellness days.

Workplace Health, Safety and Well-being

The health, safety and well-being of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies.

At the onset of the COVID-19 pandemic, we established a steering committee to lead a coordinated workplace safety strategy and acted quickly implementing significant changes across the organization to protect our people and the communities in which we operate. In early 2021, most of our employees remained working from home and our plans to introduce a new flexible return to office model and phased approach to office re-openings evolved in response to changing dynamics throughout the year. Informed by guidance from our Chief Medical Officer and close partnership between Global Security and local site leaders to propose changes as needed, we continued to promote health, safety and well-being by providing updated guidance, expanded benefits and support services to help our people navigate remote work and the ongoing pandemic, including:

•30 business days global care leave while caring for a sick or healthy family member during COVID-19 and mandated work from home guidance;
•10 paid business days minimum global sick leave while being treated for COVID-19;
•unlimited paid compassion leave following loss of a loved one;
•three months’ pay to family members following loss of an employee;
•flexible arrangements for those working from home while caring for family;
•expanded telemedicine resources and mental health support services; and
•townhalls and a dedicated microsite to provide ongoing guidance and support for homeworking logistics.

Retention and Engagement

In order to attract and retain the high-quality talent needed to execute our long-term strategy to Power the Markets of the Future, we believe it is critical for our people to feel motivated and empowered. As a result, we strive to create a unified and inclusive workplace culture that promotes employee engagement, satisfaction and performance; and that reflects our common corporate purpose and values.

We invite employee feedback through a variety of channels for open communication and engagement, including small group employee round-table discussions with our business leaders and members of our Board of Directors, our annual VIBE employee engagement survey, as well as more frequent check-ins through employee “Pulse” surveys. The annual VIBE survey allows us to track progress in critical areas, such as workplace pride and satisfaction and inclusive culture, and gather actionable insights for improvements to our people strategy. We encourage managers to share VIBE survey results with their teams, prioritize action areas and pursue solutions. To reinforce management accountability, we also track employee survey scores in our enterprise and division balanced scorecards, with outcomes against survey engagement targets impacting short-term incentive outcomes.

Available Information

S&P Global's investor relations website provides access to Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, current reports on Form 8-K, earnings releases and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. For online access, go to http://investor.spglobal.com. Requests for printed copies, free of charge, can be e-mailed to investor.relations@spglobal.com or mailed to Investor Relations, S&P Global Inc., 55 Water Street, New York, NY 10041-0001. Interested parties can also call Investor Relations toll-free at 866-436-8502 (domestic callers) or 212-438-2192 (international callers). The information on our website is not, and shall not be deemed to be part hereof or incorporated into this or any of our filings with the Securities and Exchange Commission (“SEC”).

Access to more than 10 years of the Company's filings made with the SEC is available through the Company's Investor Relations website. Go to http://investor.spglobal.com and click on the SEC Filings link. In addition, these filings are available to the public on the Commission's website through their EDGAR filing system at www.sec.gov. Please call the Commission at 1-800-SEC-0330 for further assistance.

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

We operate in the capital and commodities markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms, and issuers; the commodities markets include producers, traders and intermediaries within energy, petrochemicals, metals and agriculture. Certain risk factors are applicable to certain of our individual segments while other risk factors are applicable Company-wide.

Merger Risks

The Merger is subject to conditions, some of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the Merger or any termination of the Merger Agreement could have material adverse effects on us.

On November 29, 2020, we, our wholly-owned subsidiary, Sapphire Subsidiary, Ltd., a Bermuda exempted company limited by shares ( “Merger Sub”), and IHS Markit, entered into an Agreement and Plan of Merger (as amended on January 20, 2021, the “Merger Agreement”), pursuant to which Merger Sub will merge with and into IHS Markit, with IHS Markit surviving such merger as our wholly-owned, direct subsidiary. The completion of the Merger is subject to a number of conditions, including, among other things, the receipt of certain regulatory approvals, as well as the accuracy of all representations and warranties of IHS Markit and the absence of a material adverse effect since the date of the Merger Agreement, which make the completion and timing of the Merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.

In addition, either S&P Global or IHS Markit may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by the outside date determined pursuant to the Merger Agreement, which is May 29, 2022. In certain circumstances, upon termination of the Merger Agreement, S&P Global would be required to pay a termination fee of $2.380 billion to IHS Markit, and in certain circumstances, IHS Markit would be required to pay a termination fee of $1.075 billion to S&P Global, upon termination of the Merger Agreement, each as contemplated by the Merger Agreement.

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

In response to feedback from U.S. and foreign regulatory authorities, we and IHS Markit have agreed to divest certain businesses in order to procure regulatory approval of the Merger. On July 31, 2021, S&P Global, IHS Markit and News Corporation entered into a stock and asset purchase agreement, pursuant to which IHS Markit will sell all right, title and interest to certain of its pricing information businesses, including its Oil Price Information Services (OPIS), Coal, Metals and Mining, and PetroChem Wire businesses, to News Corporation for a purchase price of $1.15 billion. On December 27, 2021, S&P Global and IHS Markit announced agreements to sell IHS Markit’s Base Chemicals business to News Corporation for $295 million, and S&P Global’s CUSIP Global Services business to FactSet Research Systems for $1.925 billion. S&P Global has also committed to divest its Leveraged Commentary and Data (LCD) business, together with a related family of leveraged loan indices, in connection with a conditional approval for the Merger from the European Commission. The completion of each of these divestiture transactions is subject to a number of conditions, including, among other things, the receipt of certain regulatory approvals, which make the completion and timing of these transactions uncertain. The failure to satisfy all of the required conditions could delay the completion of these transactions for a significant period of time or prevent each from occurring at all. There can be no assurance that the conditions to the completion of any of these transactions will be satisfied or waived or that these transactions will be completed (and, if such transactions are not completed, it may materially adversely affect the completion of the Merger).

If the Merger is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, will be subject to a number of risks, including the following: the market price of our common stock could decline; if the Merger Agreement is terminated, we will not realize the benefit of the time and resources, financial and otherwise, committed by our management to matters relating to the Merger that could have been devoted to pursuing other beneficial opportunities; we may experience negative reactions from the financial markets or from their respective customers, suppliers or employees; and we will be required to pay our expenses relating to the Merger, such as legal, accounting and financial advisory fees, whether or not the Merger is completed.

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

We are subject to business uncertainties and contractual restrictions while the Merger and related divestitures are pending, which could adversely affect our business and operations.

In connection with the pendency of the Merger and related divestitures, it is possible that some customers, suppliers, partners and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, a divestiture or otherwise, which could negatively affect our revenue, earnings and/or cash flow, as well as the market price of our common stock, regardless of whether the Merger or any such divestiture is completed. In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to acquire or dispose of assets or pay dividends or incur capital expenditures above a certain amount. Such limitations could adversely our business and operations prior to the completion of the Merger.

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

The integration of the two companies may result in material challenges, including: managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the merger, and attracting new business and operational relationships; consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating financial reporting, information technology infrastructure, data and content management systems and product platforms, communications and other systems; coordinating geographically separate organizations, including consolidating offices of S&P Global and IHS Markit that are currently in or near the same location; harmonizing both companies’ corporate cultures, operating practices, employee development and compensation programs, internal controls, compliance programs and other policies, procedures and processes; addressing possible differences in business backgrounds, and management philosophies; managing the impact of divestitures; and unforeseen expenses or delays associated with the Merger (which has already been delayed beyond our initial expectations of closing in 2021).

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

We expect to incur substantial expenses and devote significant resources in connection with the completion of the Merger and related divestitures, and the integration of the businesses of S&P Global and IHS Markit.

We expect to incur substantial expenses, and devote significant resources, in connection with the completion of the Merger and related divestitures, and the integration of a large number of processes, policies, procedures, operations, technologies and systems of S&P Global and IHS Markit in connection with the Merger. The management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management and which may result in increased costs and diversion of management’s time and energy, as well as materially adversely impact the anticipated synergies of the Merger and the business, financial condition and results of operations of the combined company. The integration process and other disruptions, including increased cyber security risk, resulting from the Merger may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors and others with whom S&P Global and IHS Markit have business or other dealings, and difficulties in integrating the businesses of S&P Global and IHS Markit could harm the reputation of the combined company.

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

During the pendency of the Merger, our ability to execute share repurchases will be restricted.

While the Merger is pending, we will have limited opportunities to launch repurchase programs and there can be no guarantee that we will be able to successfully execute a repurchase program when a window of opportunity presents itself.

COVID-19 Risks

The COVID-19 pandemic and its effects have affected, and may have a material adverse effect on, our results of operations.

Following the outbreak of an infectious respiratory illness caused by the 2019 novel coronavirus (“COVID-19”), the World Health Organization declared a global emergency on January 30, 2020 and subsequently declared COVID-19 as a pandemic on March 11, 2020.

COVID-19 has spread globally, including in the United States, the United Kingdom, the European Union and other jurisdictions in which we operate. Governments across the world have taken steps to contain the virus by restricting human movement through numerous measures including travel bans and restrictions, social distancing, quarantines, shelter in place orders, enhanced health screenings at ports of entry and elsewhere, and business shutdowns, including those in response to the outbreaks of the Delta variant in the second and third quarters of 2021 and the Omicron variant in the fourth quarter of 2021. Continuation of the shutdown of businesses and entire industries, increases in unemployment, implementation of furloughs, lost wages across populations and a significant drop in consumer and business spending, resulted in a recession in the United States during 2020. While vaccines have become available, their availability and their efficacy against the Omicron variant and possible future variants are uncertain, so it remains difficult to ascertain how COVID-19 will impact economic activity. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is uncertain. The effects of COVID-19 have impacted our operations and may ultimately have a material adverse impact on our results of operations in the future. The extent to which the pandemic will continue to affect our businesses, financial condition and results of operations will depend on future developments, which are uncertain and cannot be predicted.

Increased volatility and uncertainty in the global economy, and the financial and commodities markets
The global economy has been disrupted as a result of the ongoing health crisis and the financial and commodities markets have reacted with unprecedented volatility. Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown, and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity. Our businesses would be materially and adversely affected in the event of prolonged recessions in the U.S. and other major markets. Because there are no comparable recent events that can provide guidance on the impact to the global economy, we cannot predict the extent to which our business may be impacted. Moreover, the unprecedented volatility observed in the markets since the outset of COVID-19 may result in sudden unexpected changes in market structures that were not previously anticipated by laws, rules, regulations or general market practices. Risks posed to our businesses, financial condition and results of operations from volatility in the financial and commodities markets are described in the risk factor below entitled, “Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations”.

Decreased demand for our subscription services
Our clients are being impacted to varying degrees. Some may no longer be in business by the time the COVID-19 pandemic comes to an end, others will face significant spending constraints in order to continue to operate, and others may reduce their workforces permanently. As a result of the impact on our clients, our subscription services may face pricing pressure on renewals, delayed renewals, and challenges to new sales which would in turn reduce revenue, ultimately impacting our results of operations. The pandemic has impacted human mobility and, among other things, has impacted the supply and demand for energy used in transportation, which is also impacted by political tensions between large oil producing countries.

This uncertainty could put pressure on Platts clients and translate into slower demand for our subscription and related products and services. Moreover, while our business continuity program has been effective to date, the current restrictions on human mobility limit our ability to interact with subscribers and effectively demonstrate new products and may have a negative effect on our ability to secure new subscriptions and renewals.

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

Business continuity
Our business continuity program has been effective to date. Since mid-March 2020, nearly our entire employee population has been working remotely. While we have been able to continue our operations during this time, maintaining a remote work environment for an extended period of time may have a material adverse effect on our productivity and our ability to meet the needs of our clients and exposes us to operational risks. See the below risk factor entitled “Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability”. Moreover, given the extent to which we are utilizing a remote working environment, we face increased vulnerability. Although there has not been a cyber attack that has had a material adverse effect on the Company to date, we have noted an increase in cyber threats targeted at our remote work environment and there can be no assurance that there will not be a material adverse effect in the future. See the below risk factor entitled “We are exposed to risks related to cybersecurity and protection of confidential information”. In addition, while our employee base currently has adequate resources to pursue new clients or expand existing relationships, we have no control over the business continuity resources available to our clients. As a result, our ability to maintain, expand, or establish new client relationships may be limited.

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
•We experience cyber attacks and data breaches of varying degrees on a regular basis. Although there has not been a cyber attack that has had a material adverse effect on the Company to date, there can be no assurance that there will not be a material adverse effect in the future.
•We are regularly exposed to vulnerabilities in widely deployed third-party software we deploy in the ordinary course of business, such as the recently identified Log4J vulnerability. While such vulnerability did not result in a material adverse effect on the Company, it and similar incidents require the us to devote time and resources to remediation on a regular basis. Notwithstanding our efforts, there can be no assurance that we will not suffer a material adverse effect resulting from vulnerabilities in widely deployed software.
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

•Global privacy, data localization and data protection legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, an inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations despite our best efforts could result in proceedings against us by governmental entities or others.
•Certain types of information we collect, compile, use, and publish, including offerings in all our businesses, and particularly our Market Intelligence business, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy and data protection advocates and government regulators regarding marketing and privacy matters as well as data protection, particularly as they relate to individual privacy and perceived national security interests.
•There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy and data protection laws in the U.S., the European Union (“EU”) and elsewhere could impact our processing of personal and sensitive information of our employees, vendors and customers and other data.
•Failure to comply with these requirements could result in significant penalties. The EU’s comprehensive General Data Privacy Regulation (“GDPR”), for example, provides for penalties of up to 4% of worldwide revenue, although the market is yet to see a penalty at the very top end of this range. Such laws and regulations, as well as any associated inquiries or investigations or any other government actions, may also be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
•Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.
•We devote meaningful time and financial resources to compliance with current and future applicable international and U.S. privacy, cybersecurity, data protection and related laws. We have made capital investments and other expenditures to address cybersecurity preparedness and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached, but there can be no assurance that we will not need to make significant additional expenditures. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
•In addition, the EU and other jurisdictions, including the People’s Republic of China, are considering imposing or have already imposed additional restrictions, including in relation to cross-border transfers of personal and other types of data. These requirements are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which could result in greater compliance risk and cost for us.
•Continued privacy and data protection concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, or loss of revenue, which could have a material adverse effect on our business, financial condition, and results of operations. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.

•We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal and other data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

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
•In the past several years, the U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC, the European Commission, including through the European Securities Market Authority ("ESMA") and the UK Financial Conduct Authority (“FCA”), as well as regulators in other countries in which Ratings operates, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, and liability standards applicable to credit rating agencies.
•These laws and regulations, and any future rule-making, could result in reduced demand for credit ratings and increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses and/or take actions inconsistent with our business objectives in order to comply with such laws and regulations and to mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which Ratings’ ratings are developed, affect the manner in which Ratings or its customers or users of credit ratings operate, impact the demand for ratings and alter the economics of the credit ratings business. Each of these developments increases the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on our operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
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
•The benchmark industry is subject to regulation in the EU (the “EU Benchmark Regulation”) as well as the evolving regulation of financial and commodity benchmarks in other jurisdictions. The EU Benchmark Regulation was published on June 30, 2016, with provisions applicable to Indices and Platts, effective from January 1, 2018. ESMA published additional guidance clarifying that existing benchmark administrators such as Platts could utilize the transitional provisions contained in the EU Benchmark Regulation, which provided them two (2) years to implement and seek authorization by an EU National Competent Authority by January 1, 2020, with their respective benchmark activities in Europe. Indices and Platts are now both supervised by the Netherlands Authority for the Financial Markets. This legislation will likely cause additional operating obligations, greater compliance risk and costs for Indices and Platts but they are not expected to be material at this time.
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

•In addition to the Merger, we have made and expect to continue to make acquisitions or enter into other strategic transactions to strengthen our business and grow our Company. Such transactions present significant challenges and risks, as the market for acquisitions and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.
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

•Some of our products support the investment processes and other activities of our clients, which, in the aggregate, manage trillions of dollars of assets. Use of our products as part of such activities, including the investment process, creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts, which could have a material adverse effect on our business, financial condition or results of operations.
•The products we develop or license, and the proprietary methodologies, models and processes on which these products rely, may contain undetected errors or defects, despite testing and/or other quality assurance practices. Such errors may exist during any part of a product’s life cycle and may persist notwithstanding testing and/or other quality assurance practices. Ineffective or insufficient collaboration within the Company increases the risk that such errors may not be detected. Deploying products containing such errors may damage our reputation, and the costs associated with remediating such errors may have an impact on our profitability.
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
•Enhancing existing products and developing new products often requires effective collaboration across various functions and business lines of the Company. Ineffective or insufficient collaboration across functions and business lines decreases our ability to expand geographically, enhance products, innovate, increase sales, leads to brand confusion and may result in a material adverse effect on our financial condition or results of operations.

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
•Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability or effectiveness of these investments. Despite our existing strategies and while not material to our operations, we did experience increased attrition in 2021.

Increased availability of free or relatively inexpensive information sources may reduce demand for our products and could have a material adverse effect on our business, financial condition or results of operations.

•In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and advances in public cloud computing and open source software is expected to continue.
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

Future legislation, regulatory reform or policy changes, such as financial services regulatory reform, U.S. oil regulation, government-sponsored enterprise reform and increased infrastructure spending and significant changes in trade policy (including sanctions), could impact our business. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the forgoing changes could impact our results of operations and cash flows directly; such changes may also impact our business by creating increased volatility and uncertainty in the financial and commodities markets. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Regulatory changes and economic conditions relating to the United Kingdom’s withdrawal from the EU could have a material adverse effect on our business and results of operations.

•The United Kingdom’s exit from the EU on January 31, 2020 (“Brexit”) could lead to legal uncertainty and potentially divergent national laws and regulations between the UK and the EU as the UK determines which EU laws to replace or replicate and the EU determines how to treat regulated activities (e.g., the activities of credit rating agencies) originating in the UK. Our businesses are subject to increasing regulation of the financial services and commodities industries in Europe. Potential changes in EU regulation, divergent interpretations by the UK of any replicated EU laws and/or additional regulation in the UK could cause additional operating obligations and increased costs for our businesses.
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

•In addition to the COVID-19 Risks outlined above, should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, civil unrest, protests, terrorist attack, another outbreak of pandemic or contagious diseases, security breach, cyber attack, data breach, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, that could have a material adverse effect on our business.
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

•We have outsourced certain functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies, and such functions may be further outsourced. Outsourcing these functions involves the risk that the third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Failure of these third parties to meet their contractual, regulatory, confidentiality, or other obligations to us could result in material financial loss, higher costs, regulatory actions and reputational harm.
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

The development, maintenance and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, our business is dependent on successfully attracting, retaining and training talented employees in a highly competitive business environment. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected.

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
•We provide credit ratings, pricing and valuation services, benchmark products, and indices, many of which depend on contributions or inputs from third parties or market participants. Our customers and other market participants expect us to be able to demonstrate that our products and services are produced independently and are not readily subject to manipulation. We believe our products and services are designed with appropriate methodologies, processes, and procedures to maintain independence and integrity; however, we may not be able to prevent third parties or market participants from working together or colluding to try to manipulate their inputs and thus the resulting outputs of our products and services. From time to time, we are involved in third-party investigations or litigation related to the commodities and asset classes our products and services serve. Any failures, negative publicity, investigations, or lawsuits that implicate the independence and integrity of our pricing and valuation services, benchmarks, and indices could result in a loss of confidence in the administration of these products and services and could harm our reputation and our business.
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

•The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:
◦economic and political conditions around the world,
◦inflation,
◦fluctuation in interest rates and currency exchange rates,
◦limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries,
◦differing accounting principles and standards,
◦increases in taxes or changes in U.S. or foreign tax laws, including the possible increase in the U.S. corporate income tax rate and other changes in tax policy proposed by the Biden administration,
◦potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law,
◦changes in applicable laws and regulatory requirements, including data localization requirements,
◦the possibility of nationalization, expropriation, price controls, withdrawal of licenses to operate, and other restrictive governmental actions,
◦competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions, and
◦civil unrest, protests, terrorism, unstable governments, geopolitical uncertainties and legal systems, and other factors.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 95 locations; 25 are in the U.S. In addition, we own real property at 5 locations, of which 1 is in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	63	President and Chief Executive Officer
Ewout L. Steenbergen	52	Executive Vice President, Chief Financial Officer
Ratings
John L. Berisford	58	President, S&P Global Ratings
Market Intelligence
Martina L. Cheung	46	President, S&P Global Market Intelligence
Platts
Saugata Saha	46	President, S&P Global Platts
Indices
Dan Draper	53	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
S. Swamy Kocherlakota	55	Executive Vice President, Chief Information Officer
Steven J. Kemps	57	Executive Vice President, Chief Legal Officer
Nancy J. Luquette	56	Executive Vice President, Chief Risk & Compliance Officer
Dimitra Manis	56	Executive Vice President, Chief Purpose Officer

Mr. Berisford, prior to becoming President of S&P Global Ratings on November 3, 2015, was Executive Vice President, Human Resources since 2011. Prior to that, he held senior management positions at PepsiCo, including Senior Vice President, Human Resources for Pepsi Beverages Company.
Ms. Cheung, prior to becoming President, S&P Global Market Intelligence on January 2, 2019, was Head of Global Risk Services, S&P Global’s Chief Strategy Officer, and previously held management positions at S&P Global Ratings. She was also Head of S&P Global Sustainable1, and continues to support Sustainable1 as the S&P Global Operating Committee executive sponsor. Prior to joining S&P Global, she worked in the consulting industry, first in Accenture’s Financial Services Strategy group and later as a Partner at Mitchell Madison Consulting.

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
Mr. Kemps, prior to becoming Executive Vice President, Chief Legal Officer, served as Executive Vice President, General Counsel since August 2016 at S&P Global. He served as Executive Vice President and General Counsel at Quanta Services, where he oversaw all legal affairs and advised the business on regulatory, ethical and compliance matters. Prior to joining Quanta, he served as General Counsel of Hess Retail Corporation and Dean Foods Company.
Ms. Luquette, prior to becoming Executive Vice President, Chief Risk & Compliance Officer on January 9, 2020, was Senior Vice President, Chief Risk & Audit Executive for S&P Global since June 2016, and prior to that was the Chief Audit Executive for the Company, in which capacity she led the S&P Global Internal Audit function and the Ratings Risk Review function for S&P Global Ratings. Before joining the Company, Ms. Luquette was Vice President and General Auditor for Avaya, and prior to that was a Partner in PwC’s Internal Audit and Global Risk Management Services practices.
Ms. Manis, prior to becoming Executive Vice President, Chief Purpose Officer, served as Executive Vice President, Chief People Officer since May 15, 2018 at S&P Global, and was the Chief Human Resources Officer for Revlon Inc. Prior to joining Revlon, she served as Senior Vice President for Global Talent at Estée Lauder Companies. She previously worked at OpenLink and Thomson Reuters.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

S&P Global Inc.'s common stock is traded on the New York Exchange ("NYSE") under the ticker symbol ("SPGI"). The approximate number of record holders of our common stock as of February 4, 2022 was 2,820.

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc., IHS Markit Ltd., Verisk Analytics, Inc. and Intercontinental Exchange, Inc. Returns assume $100 invested on December 31, 2016 and total return includes reinvestment of dividends through December 31, 2021.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2021 and 2020 were as follows:

	2021	2020
$0.77 per quarter in 2021	$3.08
$0.67 per quarter in 2020		$2.68

On January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share. Following the expected closing of the merger with IHS Markit, the Board of Directors will revisit the dividend policy of the combined Company.

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

Repurchase of Equity Securities

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the fourth quarter of 2021, we did not repurchase any shares under the 2020 Repurchase Program and, as of December 31, 2021, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the fourth quarter of 2021, we did not repurchase any shares under our 2013 Repurchase Program. Further discussion relating to our ASR agreement can be found in Note 9 - Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K. As of December 31, 2021, 0.8 million shares remained under the 2013 Repurchase Program.

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

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2021 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2021	1,226	$434.24	—	30.8	million
Nov. 1 - Nov. 30, 2021	2,151	458.91	—	30.8	million
Dec. 1 - Dec. 31, 2021	1,033	460.54	—	30.8	million
Total — Qtr	4,410	$452.43	—	30.8	million

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2021 and 2020, respectively. The MD&A provides information of factors that we believe are important in understanding our results of operations and comparability and certain other factors that may affect our future results. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2021, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

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

Merger Agreement

In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. On March 11, 2021, S&P Global and IHS Markit shareholders voted to approve the merger agreement. As of December 31, 2021, IHS Markit had approximately 399.1 million shares outstanding. Subject to certain closing conditions, the merger is expected to be completed in the first quarter of 2022.

Shareholder Return

During the three years ended December 31, 2021, we have returned approximately $4.3 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $2.4 billion and distributed regular quarterly dividends totaling approximately $1.9 billion. Also, on January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share. Following the expected closing of the merger with IHS Markit, the Board of Directors will revisit the dividend policy of the combined Company.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Revenue	$8,297	$7,442	$6,699	11%	11%
Operating profit [2]	$4,221	$3,617	$3,226	17%	12%
% Operating margin	51%	49%	48%
Diluted earnings per share from net income	$12.51	$9.66	$8.60	29%	12%
 1    % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
 2    2021 includes IHS Markit merger costs of $249 million, employee severance charges of $19 million, gain on dispositions of $11 million, a lease impairment of $3 million, Kensho retention related expense of $2 million, acquisition-related costs of $4 million and recovery of lease-related costs of $2 million. 2020 includes lease impairments of $120 million, employee severance charges of $66 million, IHS Markit merger costs of $24 million, a gain on dispositions $16 million, a technology-related impairment charge of $12 million, lease-related costs of $11 million and Kensho retention related expense of $11 million. 2019 includes a gain on the sale of RigData and SPIAS of $27 million and $22 million, respectively, employee severance charges of $25 million, Kensho retention related expense of $21 million, lease impairments of $11 million and acquisition-related costs of $4 million.

2021

Revenue increased 11% with an unfavorable impact of 1 percentage point from the net impact of recent acquisitions and dispositions, driven by increases at all of our reportable segments. Revenue growth at Ratings was driven by an increase in both transaction revenue and non-transaction revenue. Transaction revenue increased due to higher bank loan ratings revenue and structured finance revenue. Non-transaction revenue increased primarily due to an increase in surveillance, entity credit ratings, an increase in revenue at our CRISIL subsidiary and higher Ratings Evaluation Service (“RES”) revenue. Revenue growth at Market Intelligence was driven by subscription revenue growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher average levels of assets under management for exchange traded funds ("ETFs") and mutual funds and higher data subscription revenue, partially offset by lower exchange-traded derivative revenue. The revenue increase at Platts was primarily due to continued demand for market data and market insights products. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 17%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 31 percentage points, partially offset by higher lease impairment charges in 2020 of 16 percentage points, higher employee severance charges in 2020 of 7 percentage points, higher amortization of intangibles from acquisitions in 2020 of 4 percentage points and higher technology-related impairment charges in 2020 of 2 percentage points, operating profit increased 15%. The increase was primarily due to revenue growth at all of our reportable segments combined with a decrease in occupancy costs, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases.

2020

Revenue increased 11%, with a favorable benefit of 1 percentage point from the net impact of recent acquisitions and dispositions, driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by higher corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue and structured finance transaction revenues. Revenue growth at Market Intelligence was driven by subscription revenue growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher assets under management for ETFs and mutual funds, an increase in exchange-traded derivatives revenue and higher data subscription revenue. The revenue increase at Platts was primarily due to continued demand for market data, price assessment and analytics products. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business as the pandemic and associated macroeconomic impacts continue to evolve. While COVID-19 did not have a material adverse effect on our reported results for the years ended December 31, 2021 and 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows.

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

In 2018, we announced the launch of Powering the Markets of the Future to provide a framework for our forward-looking business strategy. Through this framework, we seek to deliver an exceptional, differentiated customer experience by enhancing our foundational capabilities, evolving and growing our core businesses, and pursuing growth via adjacencies. In 2022, we will strive to deliver on our strategic priorities in the following key areas:

Finance

•Meeting or exceeding year 1 cost and revenue synergy targets from our merger commitments as well as our organic revenue growth and EBITA margin targets;

•Continuing to fund key growth areas - Environmental, Social and Governance ("ESG"), Energy Transition, China, Small and Medium-sized Enterprise/Private Markets, Credit and Risk Management, Distribution and Multi-asset, Thematic and Factor Indices - and support with disciplined organic, inorganic and partnership strategies; and

•Demonstrating active leadership in ESG disclosure through advocacy, best-in-class SPGI disclosure and meaningful progress against our stated environmental sustainability targets.

Customer

•Accelerating Sustainable1's growth and market position with a specific focus on Energy transition, Climate and on improving market share in ESG Data/Scores and ESG Indices;

•Continuing to grow and defend the core and delivering our key initiatives, while leveraging the combined company's extended capabilities; delivering our products across multiple channels, e.g., feeds and Application Programming Interfaces, aligned to our customer's needs;

•Responding to evolving customer needs and driving innovation leveraging our data, technology, and deep industry expertise by developing a digital ecosystem strategy with collaboration across customers, vendors and technology partners;

•Differentiating through innovative solutions including data science, Artificial Intelligence, Machine Learning and next generation tools to unlock the power of our data and insights; and

•Growing S&P Global's brand through an integrated marketing and communications strategy while protecting our reputation.

Operations

•Delivering on the key integration projects that help transform the company and delivering on merger commitments;

•Enhancing the tools and processes our people use to better service our customers, expand intelligence and analytics capabilities, support data-driven decisions and improve end-user productivity;

•Reimagining and implementing the future hybrid office model by standardizing our technology to reshape where we work, how we work and how we serve;

•Advancing our technical capabilities, data transformation and building the next generation of products and services using the combined entity's data, technology & expertise; and

•Maintaining our commitment to risk management, control and compliance and strengthening engagement and partnership across the company.

People

•Rolling out and embedding our new purpose and values to unify and combine S&P Global;

•Encouraging career mobility and career development through career coaching and Thrive;

•Improving diverse representation through hiring, advancement and retention, while continuing to raise awareness through Diversity, Equity, and Inclusion education; and

•Attracting and retaining our people through recognition programs, learning opportunities and fair compensation.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2022 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Revenue	$8,297	$7,442	$6,699	11%	11%
Expenses:
Operating-related expenses	2,195	2,094	1,976	5%	6%
Selling and general expenses	1,714	1,541	1,342	11%	15%
Depreciation and amortization	178	206	204	(13)%	1%
Total expenses	4,087	3,841	3,522	6%	9%
Gain on dispositions	(11)	(16)	(49)	(30)%	(67)%
Operating profit	4,221	3,617	3,226	17%	12%
Other (income) expense, net	(62)	(31)	98	(96)%	NM
Interest expense, net	119	141	141	(16)%	—%
Loss on extinguishment of debt	—	279	57	N/M	N/M
Provision for taxes on income	901	694	627	30%	11%
Net income	3,263	2,534	2,303	29%	10%
Less: net income attributable to noncontrolling interests	(239)	(195)	(180)	(22)%	(9)%
Net income attributable to S&P Global Inc.	$3,024	$2,339	$2,123	29%	10%
N/M- Represents a change equal to or in excess of 100% or not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Subscription revenue	$3,253	$3,036	$2,843	7%	7%
Non-subscription / transaction revenue	2,322	2,031	1,625	14%	25%
Non-transaction revenue	1,698	1,500	1,408	13%	7%
Asset-linked fees	800	648	623	23%	4%
Sales usage-based royalties	224	227	200	(1)%	14%
% of total revenue:
Subscription revenue	39%	41%	43%
Non-subscription / transaction revenue	28%	27%	24%
Non-transaction revenue	20%	20%	21%
Asset-linked fees	10%	9%	9%
Sales usage-based royalties	3%	3%	3%

U.S. revenue	$5,012	$4,504	$3,976	11%	13%
International revenue:
European region	1,995	1,769	1,659	13%	7%
Asia	874	782	710	12%	10%
Rest of the world	416	387	354	7%	9%
Total international revenue	$3,285	$2,938	$2,723	12%	8%
% of total revenue:
U.S. revenue	60%	61%	59%
International revenue	40%	39%	41%

2021
Revenue increased 11% as compared to 2020. Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-subscription / transaction revenue increased due to an increase in bank loan ratings revenue and higher structured finance revenue at Ratings. Non-transaction revenue increased primarily due to an increase in surveillance, entity credit ratings, an increase in revenue at our CRISIL subsidiary and higher RES revenue at Ratings. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The decrease in sales usage-based royalties was primarily driven by lower exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

2020
Revenue increased 11% as compared to 2019. Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-subscription / transaction revenue increased due to an increase in corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue and structured finance transaction revenues at Ratings. Non-transaction revenue increased primarily due to an increase in surveillance revenue, royalty revenue, and higher RES activity. Asset linked fees increased due to the impact of higher average levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2021 and 2020:

(in millions)	2021		2020		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$995	$433	$950	$393	5%	10%
Market Intelligence [2]	922	534	905	523	2%	2%
Platts [3]	214	207	196	207	9%	—%
Indices [4]	173	168	146	168	18%	—%
Intersegment eliminations [5]	(146)	—	(137)	—	(6)%	N/M
Total segments	2,158	1,342	2,060	1,291	5%	4%
Corporate Unallocated expense [6]	37	372	34	250	7%	49%
	$2,195	$1,714	$2,094	$1,541	5%	11%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1     In 2021, selling and general expenses include employee severance charges of $3 million and recovery of lease-related costs of $4 million. In 2020, selling and general expenses include a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million.
2    In 2021, selling and general expenses include employee severance charges of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. In 2020, selling and general expenses include employee severance charges of $27 million and lease-related costs of $3 million.
3 In 2021, selling and general expenses include recovery of lease-related costs of $2 million. In 2020, selling and general expenses include employee severance charges of $11 million and lease-related costs of $2 million.
4 In 2021, selling and general expenses include recovery of lease-related costs of $1 million. In 2020, selling and general expenses include employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million.
5 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
6    In 2021, selling and general expenses include IHS Markit merger costs of $249 million, employee severance charges of $13 million, lease-related costs of $4 million, a lease impairment of $3 million, Kensho retention related expenses of $2 million and acquisition-related costs of $2 million. In 2020, selling and general expenses include lease impairments of $116 million, IHS Markit merger costs of $24 million, employee severance charges of $19 million, Kensho retention related expense of $12 million and a gain related to an acquisition of $1 million.

Operating-Related Expenses
Operating-related expenses increased by 5% as compared to 2020. Increases at Ratings, Indices and Platts were primarily driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases. The increase at Market Intelligence was primarily due to an increase in intersegment royalties tied to annualized contract value growth and higher incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses increased 11%. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 2 percentage points, offset by higher lease impairments in 2020 of 1 percentage point, higher employee severance charges in 2020 of less than 1 percentage point and higher lease-related costs in 2020 of less than 1 percentage point, selling and general expenses increased 11%. Increases at Ratings, Platts and Indices were primarily driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases. The increase at Market Intelligence was primarily due to an increase in technology costs and higher incentive costs, partially offset by a decrease in compensation costs due to reduced headcount. These increases were partially offset by lower occupancy costs and a decrease in legal related costs at Indices.

Depreciation and Amortization
Depreciation and amortization decreased $28 million, or 13%, compared to 2020 primarily due to a decrease in intangible asset amortization related to assets that became fully amortized, partially offset by an increase in amortization expense driven by the acquisitions of RobecoSAM and Greenwich Associates LLC in January 2020 and February 2020, respectively.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2020 and 2019:

(in millions)	2020		2019		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$950	$393	$897	$392	6%	—%
Market Intelligence [2]	905	523	836	480	8%	9%
Platts [3]	196	207	197	196	(1)%	6%
Indices [4]	146	168	138	139	6%	20%
Intersegment eliminations [5]	(137)	—	(128)	—	(7)%	N/M
Total segments	2,060	1,291	1,940	1,207	6%	7%
Corporate Unallocated expense [6]	34	250	36	135	6%	86%
	$2,094	$1,541	$1,976	$1,342	6%	15%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1     In 2020, selling and general expenses include a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. In 2019, selling and general expenses include employee severance charges of $11 million.
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

Gain on Dispositions

During the year ended December 31, 2021, we completed the following dispositions that resulted in a pre-tax gain of $11 million, which was included in Gain on dispositions in the consolidated statements of income:

•During the year ended December 31, 2021, we recorded a pre-tax gain of $8 million ($6 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of office facilities in India.

•During the year ended December 31, 2021, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS"), a business within our Market Intelligence segment, that occurred in July of 2019.

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
The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Ratings [1]	$2,629	$2,223	$1,783	18%	25%
Market Intelligence [2]	703	589	566	19%	4%
Platts [3]	517	458	457	13%	—%
Indices [4]	798	666	632	20%	5%
Total segment operating profit	4,647	3,936	3,438	18%	14%
Corporate Unallocated expense [5]	(426)	(319)	(212)	(33)%	(50)%
Total operating profit	$4,221	$3,617	$3,226	17%	12%
1    2021 includes a gain on disposition of $6 million, employee severance charges of $3 million and recovery of lease-related costs of $4 million. 2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. 2019 includes employee severance charges of $11 million. 2021, 2020 and 2019 include amortization of intangibles from acquisitions of $10 million, $7 million and $2 million, respectively.
2    2021 includes acquisition-related costs of $2 million. 2021and 2020 include employee severance charges of $3 million and $27 million, respectively, a gain on dispositions of $3 million and $12 million, respectively, and lease-related costs of $1 million and $3 million, respectively. 2019 includes a gain on the sale of SPIAS of $22 million, employee severance charges of $6 million and acquisition-related costs of $4 million. 2021, 2020 and 2019 includes amortization of intangibles from acquisitions of $65 million, $76 million and $75 million, respectively.
3 2021 includes recovery of lease-related costs of $2 million. 2020 includes employee severance charges of $11 million and lease-related costs of $2 million. 2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million. 2021, 2020 and 2019 includes amortization of intangibles from acquisitions of $8 million, $9 million, and $12 million.
4    2021 includes recovery of lease-related costs of $1 million. 2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. 2021, 2020 and 2019 includes amortization of intangibles from acquisitions of $6 million.
5    2021 and 2020 includes IHS Markit merger costs of $249 million and $24 million, respectively. 2021, 2020, and 2019 include employee severance charges of $13 million, $19 million and $7 million, respectively, lease impairments of $3 million, $116 million and $11 million, respectively, and Kensho retention related expenses of $2 million, $12 million, and $21 million, respectively. 2021 includes lease-related costs of $4 million, acquisition-related costs of $2 million and a gain on disposition of $2 million. 2020 includes a gain related to an acquisition of $1 million. Additionally, 2021, 2020 and 2019 include amortization of intangibles from acquisitions of $7 million, $26 million, and $28 million.

2021

Segment Operating Profit — Increased $711 million or 18% as compared to 2020. Excluding the impact of higher employee severance charges in 2020 of 2 percentage points and higher lease-related costs of 1 percentage point in 2020, segment operating profit increased 15%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in occupancy costs, partially offset by higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 33% compared to 2020. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 45 percentage points, higher lease-related costs in 2021 of 1 percentage point and higher acquisition-related costs in 2021 of 1 percentage point, partially offset by higher lease impairments in 2020 of 23 percentage points, higher amortization of intangibles in 2020 of 4 percentage points, higher Kensho retention related expense in 2020 of 2 percentage points and higher employee severance charges in 2020 of 1 percentage point, Corporate Unallocated expense increased 16% primarily due to higher incentive costs.

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

2020
Segment Operating Profit — Increased $498 million, or 14% as compared to 2019. Excluding the impact of higher employee severance charges in 2020 of 1 percentage point, a higher gain on dispositions in 2019 of 1 percentage point primarily related to the sale of RigData and SPIAS, a technology-related impairment charge in 2020 of less than 1 percentage point and lease-related costs in 2020 of less than 1 percentage point, segment operating profit increased 17%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount.

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

Other (Income) Expense, net

Other (income) expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net for 2021 and 2020 was $62 million and $31 million, respectively, and other expense, net for 2019 was $98 million. During the year ended December 31, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million. During the year ended December 31, 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Excluding these charges, other income, net was $62 million, $34 million and $14 million for 2021, 2020 and 2019, respectively. The increase in other (income) expense, net in 2021 compared to 2020 was primarily due to a higher gain on investments in 2021 and the increase in 2020 compared to 2019 was primarily due to a higher loss on investments in 2019.

Interest Expense, net

Net interest expense for 2021 decreased $22 million or 16% compared to 2020, primarily due to lower interest expense resulting from the refinancing of a series of our senior notes in August of 2020. Net interest expense for 2020 remained relatively unchanged compared to 2019, increasing less than 1%.

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

Provision for Income Taxes

Our effective tax rate was 21.6%, 21.5% and 21.4% for 2021, 2020 and 2019, respectively. The increase in 2021 was primarily due to a change in the mix of income by jurisdiction. The increase in 2020 was primarily due to a decrease in the recognition of excess tax benefits associated with share-based payments in the statement of income.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for 2021, 2020 and 2019 was $136 million, $128 million and $118 million, respectively.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Revenue	$4,097	$3,606	$3,106	14%	16%

Transaction revenue [1]	$2,253	$1,969	$1,570	14%	25%
Non-transaction revenue [1]	$1,844	$1,637	$1,536	13%	7%
% of total revenue:
Transaction revenue	55%	55%	51%
Non-transaction revenue	45%	45%	49%

U.S. revenue	$2,398	$2,110	$1,745	14%	21%
International revenue	$1,699	$1,496	$1,361	14%	10%
% of total revenue:
U.S. revenue	59%	59%	56%
International revenue	41%	41%	44%

Operating profit [2]	$2,629	$2,223	$1,783	18%	25%
% Operating margin	64%	62%	57%

1In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation for Ratings which resulted in a reclassification from transaction revenue to non-transaction revenue of $8 million and $7 million for the years ended December 31, 2020 and 2019, respectively.
22021 includes a gain on disposition of $6 million, recovery of lease-related costs of $4 million, and employee severance charges of $3 million. 2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. 2021, 2020 and 2019 include amortization of intangibles from acquisitions of $10 million, $7 million and $2 million, respectively.

2021

Revenue increased 14%, with a favorable impact from foreign exchange rates of 1 percentage point. Transaction revenue increased due to higher bank loan ratings revenue driven by increased M&A activity and an increase in structured finance revenue primarily driven by increased issuance of U.S. CLOs. Non-transaction revenue increased primarily due to an increase in surveillance, entity credit ratings, an increase in revenue at our CRISIL subsidiary and higher RES revenue driven by increased M&A activity. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 18%, with a favorable impact from foreign exchange rates of 1 percentage point. The impact of revenue growth and lower occupancy costs was partially offset by an increase in incentive costs and higher compensation costs due to annual merit increases, additional headcount and human capital investments, as well as the ramp up of technology and strategic initiatives.

2020

Revenue increased 16% including a favorable benefit of 1 percentage point from the impact of recent acquisitions. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. mainly resulting from borrowers’ need for increased liquidity in light of the pandemic-related economic downturn, historically low borrowing costs, and central bank lending actions initially announced at the end of the first quarter of 2020, partially offset by a decrease in bank loan ratings revenue and structured finance revenues. Non-transaction revenue increased primarily due to an increase in surveillance revenue, royalty revenue, and higher RES activity driven by increased M&A activity in the fourth quarter of 2020. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had a favorable impact of less than 1 percentage point. Revenue was favorably impacted by the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in January of 2020 and February of 2020, respectively. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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

	2021 Compared to 2020
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	12%	37%	18%
Investment-grade issuance	(23)%	(1)%	(2)%
Total issuance	(16)%	4%	—%
*     Includes Industrials and Financial Services.
•High-yield issuance was up in both the U.S and Europe as issuers were taking advantage of historically low borrowing costs. Investment-grade issuance was down in both the U.S. and Europe reflecting comparisons against a strong prior year period as a number of large financing transactions contributed to the increase in investment-grade issuance in the U.S. and Europe in 2020.

	2021 Compared to 2020
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	43%	22%	43%
Structured credit (primarily CLOs)	241%	286%	250%
Commercial mortgage-backed securities (“CMBS”)	90%	211%	94%
Residential mortgage-backed securities (“RMBS”)	99%	43%	64%
Covered bonds	**	15%	22%
Total issuance	111%	62%	85%
** Represents no activity in 2021 and 2020.

•ABS issuance increased in the U.S. and Europe primarily driven by growth across all sub asset classes led by Credit Cards, Student Loans, Autos and Esoterics.

•CLO issuance increased in the U.S. and European structured credit markets driven by growth in leveraged loans due to strong M&A activity and investor demand for high risk adjusted yield.

•CMBS issuance was up in the U.S. reflecting increased market volume in large single-asset single-borrower (SASB) as market conditions improved from early in the pandemic. CMBS issuance in Europe was also up, although from a low 2020 base.

•RMBS issuance was up in the U.S. and Europe reflecting increased market volume due to an improved housing market.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe increased in 2021 driven by improved market conditions.

Industry Highlights and Outlook

Revenue increased in 2021 primarily driven by an increase in bank loan ratings revenue, structured finance transaction revenues and non-transaction revenue. In 2021, Ratings continued to focus on developing key product offerings in ESG and launched new Social and Sustainability products. ESG initiatives and international expansion in China continues to be areas of focus for Ratings.

CRISIL revenue increased across all segments, primarily driven by Global Benchmarking Analytics and Global Research & Risk solutions from the recovery of the banking sector and increased focus on sustainability, credit risk and model validation projects. This growth is expected to extend into 2022 led by the financial research and research & analytics businesses.

Continued focus on maintaining an effective analytical workforce with targeted hiring and a competitive compensation structure. Technology investments from the expansion and improvements in the cloud infrastructure, as well as enhancements to the delivery and value add of the Ratings content to customers.

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

In December of 2021, as part of our Sustainable1 investments, we completed the acquisition of The Climate Service, Inc. ("TCS"), which has developed a climate risk analytics platform assisting corporates, investors and governments with assessing physical climate risks. Sustainable1 is S&P Global's single source of essential sustainability intelligence, bringing together S&P Global's resources and full product suite of data, benchmarking, analytics, evaluations and indices that provide customers with a 360-degree view to help achieve their sustainability goals. The acquisition will add capabilities to S&P Global's leading portfolio of essential ESG insights and solutions for its customers. Through this acquisition, S&P Global will be able to offer its clients even more transparent, robust and comprehensive climate data, models and analytics. We accounted for the acquisition using the purchase method of accounting. The acquisition of The Climate Service, Inc. is not material to our consolidated financial statements.

In December of 2021, S&P Global entered into an agreement to sell CUSIP Global Services ("CGS") business, included in our Market Intelligence segment, to FactSet Research Systems for $1.925 billion, with the agreement subject to customary purchase price adjustments. The agreement represents continued progress toward completing the pending merger of S&P Global and IHS Markit, and the divestiture is dependent on expected closing of the merger with IHS Markit and other customary conditions. We have also pledged to divest our Leveraged Commentary and Data (“LCD”) business, included in our Market Intelligence segment, along with a related family of leveraged loan indices as a condition for regulatory approval. Under the European Commission's conditional approval of the merger of S&P Global and IHS Markit, execution of an agreement to sell the LCD business can occur after the closing of the merger. The divestitures remain subject to further review and approval by antitrust regulators. Subject to certain closing conditions, the merger is expected to be completed in the first quarter of 2022.

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

In March of 2019, we entered into an agreement to sell SPIAS, a business within our Market Intelligence segment, to GSAM. SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS. During the years ended December 31, 2021 and 2020, we recorded a pre-tax gain of $3 million ($3 million after-tax) and $1 million ($1 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS in July of 2019.

See Note 2 - Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion.

Market Intelligence includes the following business lines:
•Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop (which are inclusive of the S&P Capital IQ and SNL Desktop products);
•Data Management Solutions — integrated bulk data feeds and application programming interfaces that can be customized, which includes Compustat, GICS, Point In Time Financials; and
•Credit Risk Solutions — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®, and Credit Analytics.

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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Revenue	$2,247	$2,106	$1,959	7%	8%

Subscription revenue	$2,191	$2,050	$1,904	7%	8%
Non-subscription revenue	$56	$55	$45	2%	21%
Asset-linked fees	$—	$1	$10	(83)%	(92)%
% of total revenue:
Subscription revenue	98%	97%	97%
Non-subscription revenue	2%	3%	2%
Asset-linked fees	—%	—%	1%

U.S. revenue	$1,420	$1,355	$1,240	5%	9%
International revenue	$827	$751	$719	10%	5%
% of total revenue:
U.S. revenue	63%	64%	63%
International revenue	37%	36%	37%

Operating profit [1]	$703	$589	$566	19%	4%
% Operating margin	31%	28%	29%
12021 includes employee severance charges of $3 million, a gain on disposition of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. 2020 includes employee severance charges of $27 million, a gain on dispositions of $12 million and lease-related costs of $3 million. 2021, 2020 and 2019 includes amortization of intangibles from acquisitions of $65 million, $76 million and $75 million, respectively.

2021

Revenue increased 7% driven by subscription revenue growth for RatingsXpress®, RatingsDirect®, certain Market Intelligence Desktop products, and certain data feed products within Data Management Solutions. Excluding the impact of recent dispositions favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 11%, 8% and 5%, respectively. Both U.S. revenue and international revenue increased compared to 2021. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 19%, with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact from higher employee severance charges in 2020 of 6 percentage points and higher amortization of intangibles in 2020 of 3 percentage points, partially offset by the impact of a higher gain on the dispositions in 2020 of 3 percentage points, operating profit increased 13%. The impact of revenue growth and lower compensation costs due to reduced headcount was partially offset by an increase in cost of sales and intersegment royalties tied to annualized contract value growth, increased technology costs and higher incentive costs.

2020

Revenue increased 8% and was favorably impacted by 1 percentage point from the net effect of the recent acquisition of 451 Research, LLC, offset by the disposition of SPIAS and the IR webhosting business. The increase in revenue was driven by growth in annualized contract values for RatingsXpress®, RatingsDirect®, our data feed products within Data Management Solutions and our Market Intelligence Desktop products. Excluding the impact of the acquisition and dispositions favorably impacting Desktop revenue growth by 3 percentage points, revenue growth at Credit Risk Solutions, Data Management Solutions and Desktop was 9%, 9% and 4%, respectively. Both U.S. revenue and international revenue increased compared to 2019. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Industry Highlights and Outlook

Market Intelligence continues to focus on developing key product offerings in growth areas such as ESG and growing new products and product features leveraging technology investments. Product launches and innovation continued at Market Intelligence in 2021 with the introduction of several new ESG related products and new products and product features leveraging technology investments.

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

European Union
The EU enacted a package of legislative measures known as MiFID II ("MiFID II"), which revises and updates the existing EU Markets in Financial Instruments Directive framework, and the substantive provisions became applicable in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things, require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits. Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission), the introduction of the MiFID II package may result in changes to the manner in which Market Intelligence licenses certain products. MiFID II may impose regulatory burdens on Market Intelligence activities in the EU, although the exact impact and costs are not yet known.

For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Market Intelligence business, see Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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

•Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•Non-subscription revenue — conference sponsorship, consulting engagements, and events.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Revenue	$950	$878	$844	8%	4%

Subscription revenue	$871	$809	$774	8%	5%
Sales usage-based royalties	$66	$62	$60	7%	3%
Non-subscription revenue	$13	$7	$10	N/M	(39)%
% of total revenue:
Subscription revenue	92%	92%	92%
Sales usage-based royalties	7%	7%	7%
Non-subscription revenue	1%	1%	1%

U.S. revenue	$310	$283	$281	10%	—%
International revenue	$640	$595	$563	8%	6%
% of total revenue:
U.S. revenue	33%	32%	33%
International revenue	67%	68%	67%

Operating profit [1]	$517	$458	$457	13%	—%
% Operating margin	54%	52%	54%
N/M- Represents a change equal to or in excess of 100% or not meaningful

12021 includes recovery of lease-related costs of $2 million. 2020 includes employee severance charges of $11 million and lease-related costs of $2 million. 2021, 2020, and 2019 includes amortization of intangibles from acquisitions of $8 million, $9 million, and $12 million, respectively.

2021

Revenue increased 8% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Petroleum and LNG also contributed to revenue growth. Both U.S. revenue and international revenue grew compared to 2021. Petroleum continues to be the most significant revenue driver, followed by natural gas, power & renewables, petrochemicals, metals & agriculture, and shipping also contributing to revenue growth.

Operating profit increased 13% with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of higher employee severance charges in 2020 of 3 percentage points and higher lease-related costs in 2020 of 1%, operating profit increased 9%. The increase was primarily due to revenue growth partially offset by an increase in operating costs to support business initiatives at Platts and an increase in incentive costs.

2020

Revenue increased 4% and was unfavorably impacted by less than 1 percentage point from the net effect of recent acquisitions of Enerdata and Live Rice Index and the disposition of RigData. Revenue increased primarily due to continued demand for market data and market insights products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges due to increased trading volumes in the first half of 2020 contributed to revenue growth. These increases were partially offset by a decrease in conference revenue as a result of cancellation and postponement of events due to COVID-19. International revenue grew and U.S. revenue remained relatively unchanged compared to 2019 with the U.S revenue growth rate being unfavorably impacted by the disposition of RigData in July of 2019. Petroleum continues to be the most significant revenue driver, followed by natural gas, power & renewables, metals & agriculture and petrochemicals also contributing to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

Industry Highlights and Outlook

In 2021, sustained demand for market data and market insight products, led by petroleum, continued to drive revenue growth. Platts introduced S&P Platts Dimension Pro in 2021 that provides a fully integrated user experience connecting pricing, market commentary, news and analytics. Additionally, Platts introduced several new ESG related products in 2021. Platts continues to focus on developing new product and product features leveraging technology investments and developing key product offerings in ESG.

Legal and Regulatory Environment

Platts’ commodities price assessment and information business is subject to increasing regulatory scrutiny. As discussed below under the heading “Indices-Legal and Regulatory Environment”, the benchmarks industry is subject to the new regulation in the EU (the “EU Benchmark Regulation”) as well as potential increased regulation in other jurisdictions. Platts has obtained authorization and is now supervised by the Dutch Authority for the Financial Markets in the Netherlands under the EU Benchmark Regulation, will likely need to take similar steps in other jurisdictions including the United Kingdom when the transitional period under the EU Benchmark Regulation (and its UK equivalent) ends, as well as in jurisdictions outside of Europe if they pass similar legislation. For a further discussion of competitive and other risks inherent in our Platts business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K.
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
For a further discussion of competitive and other risks inherent in our Platts business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Platts business, see Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Indices

Indices is a global index provider maintaining a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products, and provide investors with tools to monitor world markets.
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales usage-based royalties of its indices, and to a lesser extent data subscription arrangements. Specifically, Indices generates revenue from the following sources:
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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Revenue	$1,149	$989	$918	16%	8%

Asset-linked fees	$800	$647	$613	24%	5%
Subscription revenue	$191	$177	$165	7%	8%
Sales usage-based royalties	$158	$165	$140	(4)%	18%
% of total revenue:
Asset-linked fees	69%	65%	67%
Subscription revenue	17%	18%	18%
Sales usage-based royalties	14%	17%	15%

U.S. revenue	$959	$826	$772	16%	7%
International revenue	$190	$163	$146	17%	12%
% of total revenue:
U.S. revenue	83%	84%	84%
International revenue	17%	16%	16%

Operating profit [1]	$798	$666	$632	20%	5%
Less: net income attributable to noncontrolling interests	$215	$181	$170	19%	7%
Net operating profit	$583	$485	$462	20%	5%
% Operating margin	70%	67%	69%
% Net operating margin	51%	49%	50%
12021 includes recovery of lease-related costs of $1 million. 2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. 2021, 2020 and 2019 includes amortization of intangibles from acquisitions of $6 million.

2021

Revenue at Indices increased 16% primarily due to higher average levels of assets under management ("AUM") for ETFs and mutual funds and higher data subscription revenue, partially offset by lower exchange-traded derivative revenue. Average levels of AUM for ETFs increased 44% to $2.419 trillion and ending AUM for ETFs increased 40% to $2.796 trillion compared to 2020 while exchange-traded derivative activity was impacted by both lower average daily trading volume from reduced volatility and lower rates per trade from a shift in product mix in the first half of 2021. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 20%. Excluding the impact of employee severance charges in 2020 of 1 percentage point, a lease impairment charge in 2020 of 1 percentage point and higher lease-related costs in 2020 of less than 1 percentage point, operating profit increased 17%. The impact of revenue growth and lower legal related costs was partially offset by higher cost of sales, higher incentive costs and an increase in compensation costs driven by additional headcount and annual merit increases. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

2020

Revenue increased 8% primarily due to higher average levels of AUM for ETFs and mutual funds, an increase in exchange-traded derivatives revenue and higher data subscription revenue, partially offset by lower over-the-counter derivative revenue. Average levels of AUM for ETFs increased 12% to $1.681 trillion and ending AUM for ETFs increased 18% to $1.998 trillion compared to 2019.

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

Industry Highlights and Outlook

Indices continues to be the leading index provider for the ETF market space. In 2021, higher average levels of AUM for ETFs contributed to revenue growth. In 2021, Indices continued to launch new ESG ETFs and expand innovative index offerings with key index product launches. Indices continues to focus on developing key product offerings in ESG, multi-asset-class and factor indices and developing new product and product features leveraging technology investments.

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
For a further discussion of competitive and other risks inherent in our Indices business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Indices business, see Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2022, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $6.5 billion as of December 31, 2021, an increase of $2.4 billion as compared to December 31, 2020.

(in millions)	Year ended December 31,
	2021	2020	2019
Net cash provided by (used for):
Operating activities	$3,598	$3,567	$2,776
Investing activities	(120)	(240)	(131)
Financing activities	(1,013)	(2,166)	(1,751)

In 2021 and 2020, free cash flow remained unchanged at $3.3 billion. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities
Cash provided by operating activities remained unchanged at $3.6 billion compared to 2020 as higher operating results in 2021 were offset by the acceleration of payments to vendors, higher incentive compensation payments and higher income tax payments.

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

Cash used for investing activities decreased to $0.1 billion for 2021 as compared to $0.2 billion in 2020, primarily due to higher cash paid for acquisitions in 2020 for the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC.

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

Cash used for financing activities decreased to $1.0 billion in 2021 from $2.2 billion in 2020. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2021.

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

During 2021, we did not use cash to purchase any shares. We expect to resume share repurchases following the expected closing of the merger with IHS Markit.

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
On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the total shares of our outstanding common stock at that time. Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2021, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program.

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

We have the ability to borrow a total of $1.5 billion through our commercial paper program, which is supported by our credit facility. As of December 31, 2021 and 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility or the previous credit facility during the years ended December 31, 2021 and 2020.

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

The only financial covenant required under our credit facility is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

Merger-Related Financing
On November 16, 2021, we launched an offer (the “Exchange Offer”) to exchange outstanding notes issued by IHS Markit for new notes issued by us and fully and unconditionally guaranteed by Standard & Poor’s Financial Services LLC with the same interest rate, interest payment dates, maturity date and redemption terms as each corresponding series of exchanged IHS Markit notes and cash. The approximately $4.6 billion in aggregate principal amount of IHS Markit’s notes subject to the Exchange Offer range in maturities from 2022 to 2029. The Exchange Offer is conditioned upon closing of the Merger and we expect to extend the Exchange Offer until closing of the Merger. As of January 26, 2022, 95.83% of the IHS Markit notes had been tendered.

In conjunction with the Exchange Offer, we successfully solicited consents to amend each of the indentures governing the IHS Markit notes to, among other things, eliminate certain covenants, restrictive provisions, events of default and the obligation to offer to repurchase the IHS Markit notes upon certain change of control transactions. These amendments become operative upon the settlement of the Exchange Offer.

Following the Merger, we expect to raise additional capital, including by issuing new senior notes of various maturities, potentially ranging from 5 years to 40 years, in an aggregate principal amount up to $6 billion, portions of which we expect to use to refinance existing indebtedness. We also expect to exercise the accordion feature under our existing credit facility to increase the total commitments thereunder by an additional $500 million.

Merger-Related Costs
In 2022, we will continue to incur costs associated with the anticipated merger with IHS Markit including certain transaction costs upon completion of the merger that is expected to close in the first quarter of 2022.

Dividends
On January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share. Following the expected closing of the merger with IHS Markit, the Board of Directors will revisit the dividend policy of the combined Company.

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

Summarized results of operations for the year ended December 31 is as follows:

(in millions)	2021
Revenue	$3,410
Operating Profit	2,079
Net Income	1,010
Net income attributable to S&P Global Inc.	1,010

Summarized balance sheet information as of December 31 is as follows:

(in millions)	2021	2020
Current assets (excluding intercompany from Non-Obligor Group)	$6,124	$3,093
Noncurrent assets	846	1,055
Current liabilities (excluding intercompany to Non-Obligor Group)	1,307	1,179
Noncurrent liabilities	5,242	4,936
Intercompany payables to Non-Obligor Group	4,851	3,893

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

We believe that the amount of cash and cash equivalents on hand, cash flows expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2022.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2021, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$—	$—	$696	$3,418	$4,114
Interest payments	130	261	215	1,765	2,371
Operating leases [2]	114	169	130	269	682
Purchase obligations and other [3]	131	116	54	17	318
Total contractual cash obligations	$375	$546	$1,095	$5,469	$7,485
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

As of December 31, 2021, we had $147 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2021, we have recorded $3,429 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2021, we contributed $11 million to our retirement plans. Expected employer contributions in 2022 are $11 million and $3 million for our retirement and postretirement plans, respectively. In 2022, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

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

(in millions)	Year ended December 31,			% Change
	2021	2020	2019	’21 vs ’20	’20 vs ’19
Cash provided by operating activities	$3,598	$3,567	$2,776	1%	28%
Capital expenditures	(35)	(76)	(115)
Distributions to noncontrolling interest holders, net	(227)	(194)	(143)
Free cash flow	$3,336	$3,297	$2,518	1%	31%

(in millions)	2021	2020	2019	’21 vs ’20	’20 vs ’19
Cash used for investing activities	(120)	(240)	(131)	(50)%	(75)%
Cash used for financing activities	(1,013)	(2,166)	(1,751)	(53)%	(23)%

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

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions, and by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $17 million.

During the year ended December 31, 2021, we incorporated the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process including the expected adverse impact of COVID-19 on the global economy. Based on our current outlook these assumptions are not expected to significantly change in 2022.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2021 and 2020, the carrying value of goodwill and other indefinite-lived intangible assets was $4.4 billion and $4.6 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our four reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a quantitative impairment test. If the fair value of the reporting unit is less than the carrying value, the difference is recognized as an impairment charge. For 2021, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair values were greater than their respective carrying amounts.

Indefinite-Lived Intangible Assets
We evaluate the recoverability of indefinite-lived intangible assets by first performing a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the indefinite-lived asset is impaired. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the indefinite-lived asset is impaired, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the indefinite-lived asset is impaired, a quantitative impairment test is performed. If necessary, an impairment analysis is performed using the income approach to estimate the fair value of the indefinite-lived intangible asset. If the intangible asset carrying value exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. Significant judgments inherent in these analyses include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for this indefinite-lived intangible asset and could result in an impairment charge, which could be material to our financial position and results of operations.

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2021, 2020, and 2019.

Retirement plans and postretirement healthcare and other benefits
Our employee pension and other postretirement benefit costs and obligations are dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return on pension plan assets, discount rates and other factors. In determining such assumptions, we consult with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from our assumptions, such differences are deferred and amortized over the estimated remaining lifetime of the plan participants. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could affect the expense and liabilities related to our pension and other postretirement benefits.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2022	2021	2020	2022	2021	2020
Discount rate	3.05%	2.75%	3.45%	2.72%	2.20%	3.08%
Return on assets	4.00%	5.00%	5.50%

As of December 31, 2021, the Company had $1.5 billion in pension benefit obligation. A 0.25 percentage point increase or decrease in the discount rate would result in an estimated decrease or increase to the accumulated benefit obligation of approximately $50 million and an increase or decrease in 2022 pension expense of approximately $1 million. An increase or decrease of 1 percentage point in the expected rate of return on plan assets would result in a decrease or increase of approximately $15 million to 2022 pension expense.

Stock-based compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which typically is the vesting period. Stock-based compensation is classified as both operating-related expense and selling and general expense in our consolidated statements of income. There were no stock options granted in 2021, 2020 and 2019.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2022. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2021, we have approximately $2.9 billion of undistributed earnings of our foreign subsidiaries, of which $0.8 billion is reinvested indefinitely in our foreign operations.

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

As of December 31, 2021, the Company had $3.4 billion in redeemable noncontrolling interest on the Consolidated Balance Sheet. The ultimate amount paid for the redeemable noncontrolling interest in Indices business could be significantly different because the redemption amount depends on the future results of operations of the business.

As of December 31, 2021, the weighted average cost of capital used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 9%. A 0.25 percentage point increase or decrease in the weighted average cost of capital would decrease or increase the redemption value by approximately $80 million. As of December 31, 2021, the terminal growth rate used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 2.2%. A 0.25 percentage point increase or decrease in the terminal growth rate would increase or decrease the redemption value by approximately $50 million.

RECENT ACCOUNTING STANDARDS

See Note 1 – Accounting Policies to our consolidated financial statements for a detailed description of recent accounting standards. We do not expect these recent accounting standards to have a material impact on our results of operations, financial condition, or liquidity in future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2021 and December 31, 2020, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the twelve months ended December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2022 expressed an unqualified opinion thereon.

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
As described in Notes 1 and 9 to the financial statements, the Company has an agreement with the minority partners of its S&P Dow Jones Indices LLC joint venture that contains redemption features outside of the control of the Company. This arrangement is reported as a redeemable noncontrolling interest at fair value of $3,429 million at December 31, 2021. The Company adjusts the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches.

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
February 8, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control Over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 8, 2022 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
February 8, 2022

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2021	2020	2019
Revenue	$8,297	$7,442	$6,699
Expenses:
Operating-related expenses	2,195	2,094	1,976
Selling and general expenses	1,714	1,541	1,342
Depreciation	82	83	82
Amortization of intangibles	96	123	122
Total expenses	4,087	3,841	3,522
Gain on dispositions	(11)	(16)	(49)
Operating profit	4,221	3,617	3,226
Other (income) expense, net	(62)	(31)	98
Interest expense, net	119	141	141
Loss on extinguishment of debt	—	279	57
Income before taxes on income	4,164	3,228	2,930
Provision for taxes on income	901	694	627
Net income	3,263	2,534	2,303
Less: net income attributable to noncontrolling interests	(239)	(195)	(180)
Net income attributable to S&P Global Inc.	$3,024	$2,339	$2,123

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$12.56	$9.71	$8.65
Diluted	$12.51	$9.66	$8.60
Weighted-average number of common shares outstanding:
Basic	240.8	241.0	245.4
Diluted	241.8	242.1	246.9

Actual shares outstanding at year end	241.0	240.6	244.0
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2021	2020	2019
Net income	$3,263	$2,534	$2,303
Other comprehensive income:
Foreign currency translation adjustments	11	(24)	10
Income tax effect	(24)	22	8
	(13)	(2)	18

Pension and other postretirement benefit plans	33	(31)	141
Income tax effect	(10)	8	(39)
	23	(23)	102

Unrealized (loss) gain on cash flow hedges	(282)	17	(2)
Income tax effect	68	(5)	—
	(214)	12	(2)

Comprehensive income	3,059	2,521	2,421
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(24)	(14)	(10)
Less: comprehensive income attributable to redeemable noncontrolling interests	(215)	(181)	(170)
Comprehensive income attributable to S&P Global Inc.	$2,820	$2,326	$2,241
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,497	$4,108
Restricted cash	8	14
Short-term investments	11	9
Accounts receivable, net of allowance for doubtful accounts: 2021- $26 ; 2020 - $30	1,650	1,593
Prepaid and other current assets	323	264
Assets held for sale	321	—
Total current assets	8,810	5,988
Property and equipment:
Buildings and leasehold improvements	346	364
Equipment and furniture	515	507
Total property and equipment	861	871
Less: accumulated depreciation	(620)	(587)
Property and equipment, net	241	284
Right of use assets	426	494
Goodwill	3,506	3,735
Other intangible assets, net	1,285	1,352
Asset for pension benefits	359	297
Other non-current assets	399	387
Total assets	$15,026	$12,537
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$205	$233
Accrued compensation and contributions to retirement plans	607	551
Income taxes currently payable	90	84
Unearned revenue	2,217	2,168
Other current liabilities	547	551
Liabilities held for sale	149	—
Total current liabilities	3,815	3,587
Long-term debt	4,114	4,110
Lease liabilities – non-current	492	544
Pension and other postretirement benefits	262	291
Other non-current liabilities	807	653
Total liabilities	9,490	9,185
Redeemable noncontrolling interest	3,429	2,781
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 294 million shares in 2021 and 2020	294	294
Additional paid-in capital	1,031	946
Retained income	15,017	13,367
Accumulated other comprehensive loss	(841)	(637)
Less: common stock in treasury - at cost: 53 million shares in 2021 and 2020	(13,469)	(13,461)
Total equity – controlling interests	2,032	509
Total equity – noncontrolling interests	75	62
Total equity	2,107	571
Total liabilities and equity	$15,026	$12,537
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$3,263	$2,534	$2,303
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82	83	82
Amortization of intangibles	96	123	122
Provision for losses on accounts receivable	14	17	18
Deferred income taxes	13	(31)	46
Stock-based compensation	122	90	78
Gain on dispositions	(11)	(16)	(49)
Accrued legal settlements	—	9	—
Pension settlement charge, net of taxes	—	2	85
Loss on extinguishment of debt	—	279	57
Lease impairment charges	31	120	11
Other	58	110	25
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(144)	18	(135)
Prepaid and other current assets	(86)	(85)	(81)
Accounts payable and accrued expenses	38	132	73
Unearned revenue	198	220	256
Other current liabilities	(45)	(15)	(57)
Net change in prepaid/accrued income taxes	(36)	(2)	(41)
Net change in other assets and liabilities	5	(21)	(17)
Cash provided by operating activities	3,598	3,567	2,776
Investing Activities:
Capital expenditures	(35)	(76)	(115)
Acquisitions, net of cash acquired	(99)	(201)	(91)
Proceeds from dispositions	16	18	85
Changes in short-term investments	(2)	19	(10)
Cash used for investing activities	(120)	(240)	(131)
Financing Activities:
Proceeds from issuance of senior notes, net	—	1,276	1,086
Payments on senior notes	—	(1,394)	(868)
Dividends paid to shareholders	(743)	(645)	(560)
Distributions to noncontrolling interest holders, net	(227)	(194)	(143)
Repurchase of treasury shares	—	(1,164)	(1,240)
Exercise of stock options	13	16	40
Employee withholding tax on share-based payments and other	(56)	(61)	(66)
Cash used for financing activities	(1,013)	(2,166)	(1,751)
Effect of exchange rate changes on cash	(82)	75	34
Net change in cash, cash equivalents, and restricted cash	2,383	1,236	928
Cash, cash equivalents, and restricted cash at beginning of year	4,122	2,886	1,958
Cash, cash equivalents, and restricted cash at end of year	$6,505	$4,122	$2,886
Cash paid during the year for:
Interest	$130	$159	$162
Income taxes	$883	$683	$659
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$294	$833	$11,284	$(742)	$11,041	$628	$56	$684
Comprehensive income [1]			2,123	118		2,241	10	2,251
Dividends (Dividend declared per common share — $2.28 per share)			(560)			(560)	(10)	(570)
Share repurchases		75			1,315	(1,240)		(1,240)
Employee stock plans		(5)			(57)	52		52
Capital contribution from noncontrolling interest			(36)			(36)		(36)
Change in redemption value of redeemable noncontrolling interest			(608)			(608)		(608)
Other			2			2	1	3
Balance as of December 31, 2019	$294	$903	$12,205	$(624)	$12,299	$479	$57	$536
Comprehensive income [1]			2,339	(13)		2,326	14	2,340
Dividends (Dividend declared per common share — $2.68 per share)			(645)			(645)	(11)	(656)
Share repurchases					1,164	(1,164)		(1,164)
Employee stock plans		43			(2)	45		45
Change in redemption value of redeemable noncontrolling interest			(532)			(532)		(532)
Other						—	2	2
Balance as of December 31, 2020	$294	$946	$13,367	$(637)	$13,461	$509	$62	$571
Comprehensive income [1]			3,024	(204)		2,820	24	2,844
Dividends (Dividend declared per common share — $3.08 per share)			(743)			(743)	(13)	(756)
Employee stock plans		85			8	77		77
Change in redemption value of redeemable noncontrolling interest			(631)			(631)		(631)
Other						—	2	2
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
1     Excludes $215 million, $181 million and $170 million in 2021, 2020 and 2019, respectively, attributable to redeemable noncontrolling interest.

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

Revenue Recognition
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
Non-transaction revenue
Non-transaction revenue at Ratings is primarily related to surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment revenue elimination of $146 million, $137 million and $128 million for the years ended December 31, 2021, 2020, and 2019 respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

•ratings related to new issuance of corporate and government debt instruments; as well as structured finance instruments; and

•bank loan ratings.

Transaction revenue is recognized at the point in time when our performance obligation is satisfied by issuing a rating on our customer's instruments and when we have a right to payment and the customer can benefit from the significant risks and rewards of ownership.

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

Contract Assets
Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of December 31, 2021 and 2020, contract assets were $9 million and $7 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance for the year ended December 31, 2021 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $2.1 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.7 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $137 million and $129 million as of December 31, 2021 and December 31, 2020, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets.The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

Other (Income) Expense, net
The components of other (income) expense, net for the year ended December 31 are as follows:

(in millions)	2021	2020	2019
Other components of net periodic benefit cost [1]	$(45)	$(32)	$79
Net (income) loss from investments	(17)	1	19
Other (income) expense, net	$(62)	$(31)	$98

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $6.5 billion and $4.1 billion as of December 31, 2021 and 2020, respectively. These investments are not subject to significant market risk.

Restricted cash
Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash. Restricted cash included in our consolidated balance sheets was $8 million and $14 million as of December 31, 2021 and December 31, 2020, respectively. Restricted cash primarily consisted of cash required to be on deposit under contractual agreements in connection with certain acquisitions and dispositions.

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

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross capitalized technology costs were $216 million and $209 million as of December 31,

2021 and 2020, respectively. Accumulated amortization of capitalized technology costs was $173 million and $150 million as of December 31, 2021 and 2020, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have foreign exchange forward contracts, cross currency and interest rate swaps that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $4.4 billion and $4.6 billion as of December 31, 2021 and 2020, respectively, and was estimated based on quoted market prices.

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

We evaluate the recoverability of indefinite-lived intangible assets by first performing a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the indefinite-lived asset is impaired. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the indefinite-lived asset is impaired, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the indefinite-lived asset is impaired, a quantitative impairment test is performed. If necessary, an impairment analysis is performed using the income approach to estimate the fair value of the indefinite-lived intangible asset. If the intangible asset carrying value exceeds its fair value, an impairment charge is recognized in an amount equal to that excess.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2021, 2020 and 2019.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $39 million, $29 million and $34 million in advertising costs for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-based compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which typically is the vesting period. Stock-based compensation is classified as both operating-related expense and selling and general expense in the consolidated statements of income. There were no stock options granted in 2021, 2020 and 2019.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2022. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2021, we have approximately $2.9 billion of undistributed earnings of our foreign subsidiaries, of which $0.8 billion is reinvested indefinitely in our foreign operations.

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

Recent Accounting Standards

In October of 2021, the Financial Accounting Standards Board ("FASB") issued guidance that amends the acquirer's accounting for contract assets and contract liabilities from contracts with customers in a business combination in accordance with Topic 606. The guidance is effective for reporting periods beginning after December 15, 2022; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In August of 2020, the FASB issued guidance that amends the accounting for convertible instruments and the derivatives scope exception for contracts in an entity's own equity. The guidance was effective on January 1, 2021, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In March of 2020, the FASB issued accounting guidance to provide temporary optional expedients and exceptions to the current contract modifications and hedge accounting guidance in light of the expected market transition from London Interbank Offered Rate ("LIBOR") to alternative rates. The new guidance provides optional expedients and exceptions to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity. The amendments were effective immediately upon issuance of the update. The Company may elect to adopt the amendments prospectively to transactions existing as of or entered into from the date of adoption through December 31, 2022. The FASB further issued guidance in January of 2021, to clarify the scope of Topic 848. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

2. Acquisitions and Divestitures

Acquisitions

Merger Agreement

In November of 2020, S&P Global and IHS Markit Ltd ("IHS Markit") entered into a merger agreement, pursuant to which, among other things, a subsidiary of S&P Global will merge with and into IHS Markit, with IHS Markit surviving the merger as a wholly owned subsidiary of S&P Global. Under the terms of the merger agreement, each share of IHS Markit issued and outstanding (other than excluded shares and dissenting shares) will be converted into the right to receive 0.2838 fully paid and nonassessable shares of S&P Global common stock (and, if applicable, cash in lieu of fractional shares, without interest), less any applicable withholding taxes. On March 11, 2021, S&P Global and IHS Markit shareholders voted to approve the merger agreement. As of December 31, 2021, IHS Markit had approximately 399.1 million shares outstanding. Subject to certain closing conditions, the merger is expected to be completed in the first quarter of 2022.

2021
For the year ended December 31, 2021, we paid cash for acquisitions of $99 million, net of cash acquired, funded with cash from operations. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. Acquisitions completed during the year ended December 31, 2021 included:

•In December of 2021, as part of our Sustainable1 investments, we completed the acquisition of The Climate Service, Inc. ("TCS"), which has developed a climate risk analytics platform assisting corporates, investors and governments with assessing physical climate risks. Sustainable1 is S&P Global's single source of essential sustainability intelligence, bringing together S&P Global's resources and full product suite of data, benchmarking, analytics, evaluations and indices that provide customers with a 360-degree view to help achieve their sustainability goals. The acquisition will add capabilities to S&P Global's leading portfolio of essential environmental, social, and governance ("ESG") insights and solutions for its customers. Through this acquisition, S&P Global will be able to offer its clients even more transparent, robust and comprehensive climate data, models and analytics. We accounted for the acquisition using the purchase method of accounting. The acquisition of The Climate Service, Inc. is not material to our consolidated financial statements.

For acquisitions during 2021 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives between 3 and 5 years which will be determined when we finalize our purchase price allocations.

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

•In January of 2020, we completed the acquisition of the ESG Ratings Business from RobecoSAM, which includes the widely followed SAM* Corporate Sustainability Assessment, an annual evaluation of companies' sustainability practices. The acquisition will bolster our position as the premier resource for ESG insights and product solutions for our customers. Through this acquisition, we will be able to offer our customers even more transparent, robust and comprehensive ESG solutions. We accounted for this acquisition using the purchase method of accounting. The acquisition of the ESG Ratings Business is not material to our consolidated financial statements.

For acquisitions during 2020 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, are being amortized over their anticipated useful lives between 3 and 10 years. The goodwill for Greenwich and ESG Ratings Business is deductible for tax purposes.

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
For acquisitions during 2019 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, are being amortized over their anticipated useful lives between 3 and 10 years. The goodwill for 451 Research and Orion is deductible for tax purposes.

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2021	2020	2019
Fair value of assets acquired	$110	$219	$110
Cash paid (net of cash acquired)	99	201	91
Liabilities assumed	$11	$18	$19

Divestitures

2021
In December of 2021, S&P Global entered into an agreement to sell CUSIP Global Services ("CGS") business, included in our Market Intelligence segment, to FactSet Research Systems for $1.925 billion, with the agreement subject to customary purchase price adjustments. The agreement represents continued progress toward completing the pending merger of S&P Global and IHS Markit, and the divestiture is dependent on expected closing of the merger with IHS Markit and other customary conditions. We have also pledged to divest our Leveraged Commentary and Data (“LCD”) business, included in our Market Intelligence segment, along with a related family of leveraged loan indices as a condition for regulatory approval. Under the European Commission's conditional approval of the merger of S&P Global and IHS Markit, execution of an agreement to sell the LCD business can occur after the closing of the merger. The divestitures remain subject to further review and approval by antitrust regulators. Subject to certain closing conditions, the merger is expected to be completed in the first quarter of 2022.
During the year ended December 31, 2021, we completed the following dispositions that resulted in a pre-tax gain of $11 million, which was included in Gain on dispositions in the consolidated statement of income:

•During the year ended December 31, 2021, we recorded a pre-tax gain of $8 million ($6 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of office facilities in India.
•During the year ended December 31, 2021, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS"), a business within our Market Intelligence segment, that occurred in July of 2019.
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

The components of assets and liabilities held for sale in the consolidated balance sheet consist of the following:

(in millions)	December 31,
2021 [1]
Accounts Receivable, net	$59
Goodwill	255
Other assets	7
Assets of businesses held for sale	$321

Accounts payable and accrued expenses	$11
Unearned revenue	138
Liabilities of businesses held for sale	$149
1 Assets and liabilities held for sale as of December 31, 2021 relate to CGS and LCD.

The operating profit of our businesses that were held for sale or disposed of for the years ending December 31, 2021, 2020, and 2019 is as follows:

(in millions)	Year ended December 31,
	2021	2020	2019
Operating profit [1]	$172	$162	$162
1 The operating profit presented includes the revenue and recurring direct expenses associated with businesses held for sale. The year ended December 31, 2021 excludes a pre-tax gain on the sale of SPIAS of $3 million. The year ended December 31, 2020 excludes a pre-tax gain on the sale of the IR webhosting business of $11 million. The year ended December 31, 2019 excludes a pre-tax gain on the sale of RigData and SPIAS of $27 million and $22 million, respectively.

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Total
Balance as of December 31, 2019	$115	$2,062	$521	$376	$501	$3,575
Acquisitions	138	—	—	—	—	138
Dispositions	—	(2)	—	—	—	(2)
Other [1]	10	11	6	—	(3)	24
Balance as of December 31, 2020	263	2,071	527	376	498	3,735
Acquisitions	—	—	—	—	54	54
Reclassifications [2]	—	(255)	—	—	—	(255)
Other [1]	(18)	(8)	(2)	—	—	(28)
Balance as of December 31, 2021	$245	$1,808	$525	$376	$552	$3,506
1Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2021 includes adjustments related to RobecoSAM and 2020 includes adjustments related to Investor Relations.
2Relates to CGS and LCD, which are classified as assets held for sale in our consolidated balance sheet as of December 31, 2021

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $846 million as of December 31, 2021 and 2020.
•2021 and 2020 both include $380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.
•2021 and 2020 both include $185 million within our Market Intelligence segment for the SNL tradename.
•2021 and 2020 both include $132 million within our Indices segment for the balance of the IP rights in a family of indices derived from the S&P 500, solidifying Indices IP in and to the S&P 500 index family.
•2021 and 2020 both include $59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2019	$629	$139	$355	$54	$130	$1,307
Acquisitions	14	—	—	—	40	54
Other (primarily Fx) [1]	2	—	1	1	7	11
Balance as of December 31, 2020	645	139	356	55	177	1,372
Acquisitions	—	—	—	—	18	18
Other [1]	—	—	(1)	—	11	10
Balance as of December 31, 2021	$645	$139	$355	$55	$206	$1,400

Accumulated amortization
Balance as of December 31, 2019	$331	$129	$153	$48	$68	$729
Current year amortization	73	10	21	2	17	123
Acquisitions	—	—	—	—	10	10
Other (primarily Fx) [1]	2	—	1	—	1	4
Balance as of December 31, 2020	406	139	175	50	96	866
Current year amortization	52	—	21	2	21	96
Reclassifications [2]	8	—	—	—	(8)	—
Other [1]	1	—	—	—	(2)	(1)
Balance as of December 31, 2021	$467	$139	$196	$52	$107	$961

Net definite-lived intangibles:
December 31, 2020	$239	$—	$181	$5	$81	$506
December 31, 2021	$178	$—	$159	$3	$99	$439
1Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2021 includes adjustments related to RobecoSAM and 2020 includes adjustments related to 451 Research.
2The reclassification in 2021 is related to RobecoSAM.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 21 years. The weighted-average life of the intangible assets as of December 31, 2021 is approximately 12 years.

Amortization expense was $96 million, $123 million and $122 million for the years ended December 31, 2021, 2020 and 2019, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2022	2023	2024	2025	2026
Amortization expense [1]	$91	$85	$82	$65	$34
1 Amortization expense does not include the expected merger with IHS Markit which is expected to be completed in the first quarter of 2022.

4. Taxes on Income

Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2021	2020	2019
Domestic operations	$2,874	$2,226	$2,068
Foreign operations	1,290	1,002	862
Total income before taxes	$4,164	$3,228	$2,930

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2021	2020	2019
Federal:
Current	$438	$349	$303
Deferred	(9)	1	13
Total federal	429	350	316
Foreign:
Current	295	246	201
Deferred	23	(9)	14
Total foreign	318	237	215
State and local:
Current	153	111	93
Deferred	1	(4)	3
Total state and local	154	107	96
Total provision for taxes	$901	$694	$627

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.3	3.0	2.6
Foreign operations	(0.2)	(0.3)	(0.3)
Stock-based compensation	(0.8)	(0.7)	(1.4)
S&P Dow Jones Indices LLC joint venture	(1.1)	(1.2)	(1.2)
Tax credits and incentives	(2.3)	(2.2)	(1.7)
Other, net	1.7	1.9	2.4
Effective income tax rate	21.6%	21.5%	21.4%

The increase in the effective income tax rate in 2021 was primarily due to a change in the mix of income by jurisdiction. The increase in the effective income tax rate in 2020 was primarily due to a decrease in the recognition of excess tax benefits associated with share-based payments in the statement of income.

We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred. GILTI expense is included in Other, net above.

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2021	2020
Deferred tax assets:
Employee compensation	$57	$64
Accrued expenses	54	41
Postretirement benefits	28	12
Unearned revenue	74	28
Forward exchange contracts	71	—
Loss carryforwards	204	217
Lease liabilities	142	186
Other	32	53
Total deferred tax assets	662	601
Deferred tax liabilities:
Goodwill and intangible assets	(394)	(347)
Right of use asset	(101)	(138)
Postretirement benefits	(46)	—
Fixed assets	(6)	(7)
Total deferred tax liabilities	(547)	(492)
Net deferred income tax asset before valuation allowance	115	109
Valuation allowance	(206)	(219)
Net deferred income tax liability	$(91)	$(110)
Reported as:
Non-current deferred tax assets	$56	$67
Non-current deferred tax liabilities	(147)	(177)
Net deferred income tax liability	$(91)	$(110)

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses.

As of December 31, 2021, we have approximately $2.9 billion of undistributed earnings of our foreign subsidiaries, of which $0.8 billion is reinvested indefinitely in our foreign operations. We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $883 million in 2021, $683 million in 2020, and $659 million in 2019. As of December 31, 2021, we had net operating loss carryforwards of $761 million, of which a significant portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2021	2020	2019
Balance at beginning of year	$121	$124	$147
Additions based on tax positions related to the current year	35	24	21
Additions for tax positions of prior years	9	1	11
Reduction for tax positions of prior years	—	(13)	(15)
Reduction for settlements	(8)	(4)	(33)
Expiration of applicable statutes of limitations	(10)	(11)	(7)
Balance at end of year	$147	$121	$124

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2021, 2020 and 2019 was $147 million, $121 million and $124 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2021, the change in unrecognized tax benefits resulted in a net increase of tax expense of $31 million.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $16 million in the next twelve months as a result of the resolution of local tax examinations. In addition to the unrecognized tax benefits, we had $24 million as of both December 31, 2021 and 2020 of accrued interest and penalties associated with unrecognized tax benefits.

The U.S. federal income tax audits for 2017 through 2021 are in process. During 2021, we completed state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for the years before 2013. The impact to tax expense in 2021, 2020 and 2019 was not material.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2022. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

5. Debt

A summary of long-term debt outstanding is as follows:

(in millions)	December 31,
	2021	2020
4.0% Senior Notes, due 2025 [1]	$696	$695
2.95% Senior Notes, due 2027 [2]	496	495
2.5% Senior Notes, due 2029 [3]	496	495
1.25% Senior Notes, due 2030 [4]	593	592
6.55% Senior Notes, due 2037 [5]	290	290
4.5% Senior Notes, due 2048 [6]	273	273
3.25% Senior Notes, due 2049 [7]	589	589
2.3% Senior Notes, due 2060 [8]	681	681
Long-term debt	$4,114	$4,110

1Interest payments are due semiannually on June 15 and December 15, and as of December 31, 2021, the unamortized debt discount and issuance costs total $4 million.
2Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2021, the unamortized debt discount and issuance costs total $4 million.
3Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2021, the unamortized debt discount and issuance costs total $4 million.

4Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2021, the unamortized debt discount and issuance costs total $7 million.
5Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2021, the unamortized debt discount and issuance costs total $3 million.
6Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2021, the unamortized debt discount and issuance costs total $10 million.
7Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2021, the unamortized debt discount and issuance costs total $11 million.
8Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2021, the unamortized debt discount and issuance costs total $19 million.

Annual debt maturities are scheduled as follows based on book values as of December 31, 2021: no amounts due in 2022, 2023, or 2024; $696 million due in 2025; no amounts due in 2026; and $3.4 billion due thereafter.

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

We have the ability to borrow a total of $1.5 billion through our commercial paper program, which is supported by our credit facility. As of December 31, 2021 and 2020, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility or the previous credit facility during the years ended December 31, 2021 and 2020.

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

The only financial covenant required under our credit facility is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

6.    Derivative Instruments
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2021 and December 31, 2020, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the twelve months ended December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the twelve months ended December 31, 2021, 2020 and 2019 we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of December 31, 2021 and 2020, the aggregate notional value of these outstanding forward contracts was $376 million and $460 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in prepaid and other current assets as of December 31, 2021 and 2020 was $5 million and $2 million, respectively. The amount recorded in other current liabilities was less than $1 million as of December 31, 2021 and $2 million as of December 31, 2020. The amount recorded in selling and general expense for the twelve months ended December 31, 2021 and 2020 related to these contracts was a net loss $9 million and a net gain of $9 million, respectively.

Net Investment Hedges

During the twelve months ended December 31, 2021 and 2020, we entered into cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029, 2030. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion as of December 31, 2021 and 2020, respectively. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $20 million and $10 million during the twelve months ended December 31, 2021 and 2020, respectively.

Cash Flow Hedges
Foreign Exchange Forward Contracts

During the twelve months ended December 31, 2021, 2020 and 2019, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the fourth quarter of 2023, 2022 and 2020 respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of December 31, 2021, we estimate that $6 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of December 31, 2021 and December 31, 2020, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $498 million and $489 million, respectively.

Interest Rate Swaps

During the twelve months ended December 31, 2021, we entered into a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into interest expense, net in the same period that the hedged transaction affects earnings.

As of December 31, 2021, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $2.3 billion.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of December 31, 2021 and December 31, 2020:

(in millions)		December 31,	December 31,
Balance Sheet Location		2021	2020
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$7	$23
Other current liabilities	Foreign exchange forward contracts	$—	$2
Other non-current liabilities	Interest rate swap contracts	$270	$—
Derivative designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$17	$107
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the years ended December 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2021	2020	2019		2021	2020	2019
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(11)	$17	$(2)	Revenue, Selling and general expenses	$19	$2	$5
Interest rate swap contracts	$(270)	$—	$—	Interest expense, net	$—	$—	$—
Net investment hedges- designated as hedging instruments
Cross currency swaps	$84	$(97)	$(10)	Interest expense, net	$(5)	$—	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2021	2020	2019
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$14	$2	$4
Change in fair value, net of tax	11	14	3
Reclassification into earnings, net of tax	(19)	(2)	(5)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$6	$14	$2

Interest rate swap contracts
Net unrealized losses on cash flow hedges, net of taxes, beginning of period	$—	$—	$—
Change in fair value, net of tax	(203)	—	—
Reclassification into earnings, net of tax	—	—	—
Net unrealized losses on cash flow hedges, net of taxes, end of period	$(203)	$—	$—

Net Investment Hedges
Net unrealized losses on net investment hedges, net of taxes, beginning of period	$(81)	$(8)	$—
Change in fair value, net of tax	59	(73)	(8)
Reclassification into earnings, net of tax	5	—	—
Net unrealized losses on net investment hedges, net of taxes, end of period	$(17)	$(81)	$(8)

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

Benefit Obligation
A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2021 and 2020, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2021	2020	2021	2020
Net benefit obligation at beginning of year	$2,220	$1,945	$36	$38
Service cost	4	4	—	—
Interest cost	40	52	1	1
Plan participants’ contributions	—	—	2	2
Actuarial (gain) loss [1]	(55)	269	(2)	1
Gross benefits paid	(77)	(76)	(5)	(6)
Foreign currency effect	(10)	26	—	—
Other adjustments [2]	—	—	(4)	—
Net benefit obligation at end of year	2,122	2,220	28	36
Fair value of plan assets at beginning of year	2,243	1,960	9	13
Actual return on plan assets	58	327	—	—
Employer contributions	11	12	—	—
Plan participants’ contributions	—	—	2	2
Gross benefits paid	(77)	(76)	(5)	(6)
Foreign currency effect	(4)	20	—	—
Fair value of plan assets at end of year	2,231	2,243	6	9
Funded status	$109	$23	$(22)	$(27)
Amounts recognized in consolidated balance sheets:
Non-current assets	$359	$297	$—	$—
Current liabilities	(10)	(10)	—	—
Non-current liabilities	(240)	(264)	(22)	(27)
	$109	$23	$(22)	$(27)
Accumulated benefit obligation	$2,110	$2,204
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$250	$274
Accumulated benefit obligation	$238	$258
Fair value of plan assets	$—	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$350	$373	$(36)	$(37)
Prior service credit	2	2	(14)	(12)
Total recognized	$352	$375	$(50)	$(49)
1The actuarial gain in 2021 compared to the actuarial loss in 2020 was primarily due to an increase in the discount rate.
2Relates to the impact of a plan amendment in 2021.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans						Postretirement Plans
	2021		2020		2019		2021	2020	2019
Service cost	$4		$4		$3		$—	$—	$—
Interest cost	40		52		64		1	1	1
Expected return on assets	(104)		(102)		(108)		—	—	—
Amortization of:
Actuarial loss (gain)	21		17		12		(2)	(2)	(2)
Prior service credit	—		—		—		(1)	(1)	(1)
Net periodic benefit cost	(39)		(29)		(29)		(2)	(2)	(2)
Settlement charge	3	[1]	3	[1]	113	2	—	—	—
Total net periodic benefit cost	$(36)		$(26)		$84		$(2)	$(2)	$(2)
1During the years ended December 31, 2021 and 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of non-cash pre-tax settlement charges of $3 million.
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

Our U.K. retirement plan accounted for a benefit of $22 million in 2021, $17 million in 2020 and $14 million in 2019 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans						Postretirement Plans
	2021		2020		2019		2021	2020	2019
Net actuarial loss (gain)	$(6)		$28		$(10)		$(1)	$1	$—
Recognized actuarial (gain) loss	(15)		(9)		(10)		1	2	1
Prior service cost	—		—		—		(1)	1	1
Settlement charge	(2)	[1]	(2)	[1]	(85)	2	—	—	—
Total recognized	$(23)		$17		$(105)		$(1)	$4	$2
1During the years ended December 31, 2021 and 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of non-cash pre-tax settlement charges of $3 million.
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

The total cost for our retirement plans was $93 million for 2021, $91 million for 2020 and $187 million for 2019. The total cost for our retirement plans in 2019 includes the $113 million settlement charge related to the retiree annuity purchase in 2019. Included in the total retirement plans cost are defined contribution plans cost of $86 million for 2021, $80 million for 2020 and $73 million for 2019.

Assumptions

	Retirement Plans			Postretirement Plans
	2021	2020	2019	2021	2020	2019
Benefit obligation:
Discount rate [2]	3.05%	2.75%	3.45%	2.72%	2.20%	3.08%
Net periodic cost:
Weighted-average healthcare cost rate [1]				N/A	6.00%	6.50%
Discount rate - U.S. plan [2]	2.75%	3.45%	4.40%	2.20%	3.08%	4.15%
Discount rate - U.K. plan [2]	1.36%	1.92%	2.72%
Return on assets [3]	5.00%	5.50%	6.00%
1The health care cost trend rate no longer applies since all subsidized benefits subject to trend were eliminated in 2021.
2Effective January 1, 2021, we changed our discount rate assumption on our U.S. retirement plans to 2.75% from 3.45% in 2020 and changed our discount rate assumption on our U.K. plan to 1.36% from 1.92% in 2020.
3The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2022, our return on assets assumption for the U.S. plan was reduced to 4.00% from 5.00% and the U.K. plan was reduced to 5.00% from 5.50%.

Cash Flows

In December of 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our benefits provided to certain participants are at least actuarially equivalent to Medicare Part D, and, accordingly, we are entitled to a subsidy. Effective January 1, 2021, we elected to no longer file for Medicare Part D subsidy.

Expected employer contributions in 2022 are $11 million and $3 million for our retirement and postretirement plans, respectively.

In 2022, we may elect to make non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans is as follows:

(in millions)	Retirement Plans [1]	Postretirement Plans [2]
2022	$70	3
2023	73	3
2024	75	3
2025	79	3
2026	82	2
2027-2031	447	8
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
The fair value of our defined benefit plans assets as of December 31, 2021 and 2020, by asset class is as follows:

(in millions)	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$6	$6	$—	$—
Equities:
U.S. indexes [1]	6	6	—	—
Fixed income:
Long duration strategy [2]	1,376	—	1,376	—
Intermediate duration securities	59	—	59	—
Real Estate:
U.K. [3]	44	—	—	44
Infrastructure:
U.K. [4]	81	—	81
Total	$1,572	$12	$1,516	$44
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [5]	$659
Total	$2,231

(in millions)	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$4	$4	$—	$—
Equities:
U.S. indexes [1]	9	9	—	—
U.S. growth and value	41	41	—	—
Fixed income:
Long duration strategy [2]	1,339	—	1,339	—
Intermediate duration securities	57	—	57	—
Real Estate:
U.K. [3]	38	—	—	38
Infrastructure:
U.K. [4]	$78	$—	$78	$—
Total	$1,566	$54	$1,474	$38
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [5]	$677
Total	$2,243
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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs:

(in millions)	Level 3
Balance as of December 31, 2020	$38
Distributions	(2)
Gain (loss)	8
Balance as of December 31, 2021	$44

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.
•The U.S. pension trust had assets of $1,600 million and $1,630 million as of December 31, 2021 and 2020 respectively, and the target allocations in 2021 include 92% fixed income, 4% domestic equities, 2% international equities and 2% cash and cash equivalents.

•The U.K. pension trust had assets of $631 million and $613 million as of December 31, 2021 and 2020, respectively, and the target allocations in 2021 include 55% fixed income, 15% diversified growth funds, 15% infrastructure, 8% equities and 7% real estate.
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

U.S. Defined Contribution Plan

Assets of the defined contribution plan in the U.S. consist primarily of investment options, which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plan purchased 107,651 shares and sold 160,415 shares of S&P Global Inc. common stock in 2021 and purchased 296,921 shares and sold 331,088 shares of S&P Global Inc. common stock in 2020. The plan held approximately 1.2 million and 1.3 million shares of S&P Global Inc. common stock as of December 31, 2021 and 2020, respectively, with market values of $567 million and $414 million, respectively. The plan received dividends on S&P Global Inc. common stock of $3.8 million and $3 million during the years ended December 31, 2021 and December 31, 2020, respectively.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2021	2020
Shares available for granting [1]	19.5	19.7
Options outstanding	0.3	0.5
Total shares reserved for issuance [2]	19.8	20.2
1     Shares available for granting at December 31, 2021 and 2020 are under the 2019 Plan.
2     Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are less than 1.0 million at both December 31, 2021 and 2020.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2021	2020	2019
Stock option expense	$—	$—	$1
Restricted stock and unit awards expense	122	90	77
Total stock-based compensation expense	$122	$90	$78

Tax benefit	$20	$15	$13

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

There were no stock options granted in 2021, 2020, and 2019.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2020	0.5	$60.46
Exercised	(0.2)	$283.56
Forfeited and expired [1]	—	$39.94
Options outstanding as of December 31, 2021	0.3	$67.14	1.99	$113
Options exercisable as of December 31, 2021	0.3	$67.14	1.99	$113
1 There are less than 0.1 million shares forfeited and expired.

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2020	—	$111.96
Vested [1]	—	$111.96
Nonvested options outstanding as of December 31, 2021 [2]	—	$—
Total unrecognized compensation expense related to nonvested options	$—
Weighted-average years to be recognized over	0.0
1There are less than 0.1 million shares vested.
2There are no nonvested options outstanding as of December 31, 2021.

The total fair value of our stock options that vested during the years ended December 31, 2021, 2020 and 2019 was less than $1 million, $2 million and $3 million, respectively.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2021	2020	2019
Net cash proceeds from the exercise of stock options	$13	$16	$40
Total intrinsic value of stock option exercises	$41	$60	$110
Income tax benefit realized from stock option exercises	$11	$13	$33

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

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2020	0.6	$227.67
Granted	0.4	$296.49
Vested	(0.5)	$219.85
Forfeited	—	$263.18
Nonvested shares as of December 31, 2021	0.5	$299.28
Total unrecognized compensation expense related to nonvested awards	$101
Weighted-average years to be recognized over	1.7

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per award	$296.49	$232.92	$187.40
Total fair value of restricted stock and unit awards vested	$243	$134	$153
Tax benefit relating to restricted stock activity	$48	$26	$29

9. Equity
Capital Stock
Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.
On January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share. Following the expected closing of the merger with IHS Markit, the Board of Directors will revisit the dividend policy of the combined Company.

	Year Ended December 31,
	2021	2020	2019
Quarterly dividend rate	$0.77	$0.67	$0.57
Annualized dividend rate	$3.08	$2.68	$2.28
Dividends paid (in millions)	$743	$645	$560

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2021, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.
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

The terms of each ASR agreement entered into for the years ended December 31, 2021, 2020 and 2019, structured as outlined above, are as follows:

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
1 The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of 1.3 million shares and an additional amount of 0.2 million in February 2020, representing a minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on July 27, 2020 and received an additional 0.2 million shares.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 1.4 million shares, representing 85% of the $500 at a price equal to the then market price of the Company. We completed the ASR agreement on July 27, 2020 and received an additional 0.3 million shares.
3 The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of 1.7 million shares, and an additional amount of 0.2 million in August 2019, representing a minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on October 1, 2019 and received an additional 0.1 million shares.
4 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.2 million shares, representing 85% of the $500 at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and received an additional 0.1 million shares.

Additionally, we purchased shares of our common stock in the open market as follows:

(in millions, except average price)
Year Ended	Total number of shares purchased	Average price paid per share	Total cash utilized
December 31, 2020	0.5	$295.40	$161
December 31, 2019	1.2	$208.83	$240

During the year ended December 31, 2021, we did not use cash to purchase any shares. During the year ended December 31, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares. During the year ended December 31, 2019, we received 5.9 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $1,240 million of cash used to repurchase shares.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2021 were as follows:

(in millions)
Balance as of December 31, 2020	$2,781
Net income attributable to redeemable noncontrolling interest	215
Distributions to noncontrolling interest	(198)
Redemption value adjustment	631
Balance as of December 31, 2021	$3,429

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2021:

(in millions)	Foreign Currency Translation Adjustments [1,3]	Pension and Postretirement Benefit Plans [2]	Unrealized Gain (Loss) on Cash Flow Hedges [3]	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(323)	$(328)	$14	$(637)
Other comprehensive (loss) income before reclassifications	(18)	8	(195)	(205)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	5	15	(19)	1
Net other comprehensive gain (loss) income	(13)	23	(214)	(204)
Balance as of December 31, 2021	$(336)	$(305)	$(200)	$(841)
1Includes an unrealized gain related to our cross currency swaps. See note 6 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $3 million for the year ended December 31, 2021. See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
3See Note 6 – Derivative Instruments for additional details of items reclassified from accumulated other comprehensive loss to net earnings.

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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2021	2020	2019
Amount attributable to S&P Global Inc. common shareholders:
Net income	$3,024	$2,339	$2,123

Basic weighted-average number of common shares outstanding	240.8	241.0	245.4
Effect of stock options and other dilutive securities	1.0	1.1	1.5
Diluted weighted-average number of common shares outstanding	241.8	242.1	246.9

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$12.56	$9.71	$8.65
Diluted	$12.51	$9.66	$8.60

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. As of December 31, 2021, 2020 and 2019, there were no stock options excluded. Restricted performance shares outstanding of 0.5 million as of December 31, 2021 and 0.4 million as of December 31, 2020 and 2019, respectively, were excluded.

11. Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2021 and 2020 restructuring plans consisted of company-wide workforce reductions of approximately 30 and 830 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There were approximately $8 million of reserves from the 2020 restructuring plan that we have reversed in 2021, which offset the initial charge of $65 million recorded for the 2020 restructuring plan. There were approximately $7 million of reserves from the 2019 restructuring plan that we reversed in 2020, which offset the initial charge of $25 million recorded for the 2019 restructuring plan.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2021 by segment is as follows:

	2021 Restructuring Plan		2020 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$3	$3	$4	$1
Market Intelligence	3	3	27	4
Platts	—	—	10	4
Indices	—	—	5	—
Corporate	13	13	19	4
Total	$19	$19	$65	$13

For the year ended December 31, 2021, we have made no reductions to the reserve for the 2021 restructuring plan. For the years ended December 31, 2021 and 2020, we have reduced the reserve for the 2020 restructuring plan by $45 million and $7 million, respectively. The reductions primarily related to cash payments for employee severance charges.

12. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have four reportable segments: Ratings, Market Intelligence, Platts and Indices.

Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, other (income) expense, net, interest expense, net, or loss on extinguishment of debt as these are amounts that do not affect the operating results of our reportable segments. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

A summary of operating results for the years ended December 31 is as follows:

Revenue
(in millions)	2021	2020	2019
Ratings	$4,097	$3,606	$3,106
Market Intelligence	2,247	2,106	1,959
Platts	950	878	844
Indices	1,149	989	918
Intersegment elimination [1]	(146)	(137)	(128)
Total revenue	$8,297	$7,442	$6,699

Operating Profit
(in millions)	2021	2020	2019
Ratings [2]	$2,629	$2,223	$1,783
Market Intelligence [3]	703	589	566
Platts [4]	517	458	457
Indices [5]	798	666	632
Total reportable segments	4,647	3,936	3,438
Corporate Unallocated expense [6]	(426)	(319)	(212)
Total operating profit	$4,221	$3,617	$3,226

1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for the year ended December 31, 2021 includes a gain on disposition of $6 million, recovery of lease-related costs of $4 million and employee severance charges of $3 million. Operating profit for the year ended December 31, 2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. Operating profit or the year ended December 31, 2019 includes employee severance charges of $11 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $10 million, $7 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
3Operating profit for the year ended December 31, 2021 includes employee severance charges of $3 million, a gain on disposition of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. Operating profit for the year ended December 31, 2020 includes employee severance charges of $27 million, a gain on dispositions of $12 million and lease-related costs of $3 million. As of July 1, 2019, we completed the sale of SPIAS and the results are included in Market Intelligence results through that date. Operating profit for the year ended December 31, 2019 includes a gain on the sale of SPIAS of $22 million, employee severance charges of $6 million and acquisition-related costs of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $65 million, $76 million, and $75 million for the years ended December 31, 2021, 2020, and 2019, respectively.
4Operating profit for the year ended December 31, 2021 includes recovery of lease-related costs of $2 million. Operating profit for the year ended December 31, 2020 includes severance charges of $11 million and lease-related costs of $2 million. As of July 31, 2019, we completed the sale of RigData and the results are included in Platts results through that date. Operating profit for the year ended December 31, 2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million. Additionally, Operating profit includes amortization of intangibles from acquisitions of $8 million, $9 million, and $12 million for the years ended December 31, 2021, 2020, and 2019, respectively.
5Operating profit for the year ended December 31, 2021 includes recovery of lease-related costs of $1 million. Operating profit for the year ended December 31, 2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $6 million for the years ended December 31, 2021, 2020, and 2019.
6Corporate Unallocated expense for the year ended December 31, 2021 includes IHS Markit merger costs of $249 million, employee severance charges of $13 million, lease-related costs of $4 million, a lease impairment of $3 million, Kensho retention related expenses of $2 million, acquisition-related costs of $2 million and a gain on disposition of $2 million. Corporate Unallocated expense for the year ended December 31, 2020 includes lease impairments of $116 million, IHS Markit merger costs of $24 million, employee severance charges of $19 million, Kensho retention related expense of $12 million and a gain related to an acquisition of $1 million. Corporate Unallocated expense for the year ended December 31, 2019 includes Kensho retention related expenses of $21 million, lease impairments of $11 million and employee severance charges of $7 million. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $7 million, $26 million, and $28 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table presents our revenue disaggregated by revenue type for the years ended December 31:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	2021
Subscription	$—	$2,191	$871	$191	$—	$3,253
Non-subscription / Transaction	2,253	56	13	—	—	2,322
Non-transaction	1,844	—	—	—	(146)	1,698
Asset-linked fees	—	—	—	800	—	800
Sales usage-based royalties	—	—	66	158	—	224
Total revenue	$4,097	$2,247	$950	$1,149	$(146)	$8,297

Timing of revenue recognition
Services transferred at a point in time	$2,253	$56	$13	$—	$—	$2,322
Services transferred over time	1,844	2,191	937	1,149	(146)	5,975
Total revenue	$4,097	$2,247	$950	$1,149	$(146)	$8,297

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	2020[2]
Subscription	$—	$2,050	$809	$177	$—	$3,036
Non-subscription / Transaction	1,969	55	7	—	—	2,031
Non-transaction	1,637	—	—	—	(137)	1,500
Asset-linked fees	—	1	—	647	—	648
Sales usage-based royalties	—	—	62	165	—	227
Total revenue	$3,606	$2,106	$878	$989	$(137)	$7,442

Timing of revenue recognition
Services transferred at a point in time	$1,969	$55	$7	$—	$—	$2,031
Services transferred over time	1,637	2,051	871	989	(137)	5,411
Total revenue	$3,606	$2,106	$878	$989	$(137)	$7,442

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	2019[2]
Subscription	$—	$1,904	$774	$165	$—	$2,843
Non-subscription / Transaction	1,570	45	10	—	—	1,625
Non-transaction	1,536	—	—	—	(128)	1,408
Asset-linked fees	—	10	—	613	—	623
Sales usage-based royalties	—	—	60	140	—	200
Total revenue	$3,106	$1,959	$844	$918	$(128)	$6,699

Timing of revenue recognition
Services transferred at a point in time	$1,570	$45	$10	$—	$—	$1,625
Services transferred over time	1,536	1,914	834	918	(128)	5,074
Total revenue	$3,106	$1,959	$844	$918	$(128)	$6,699
1    Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In the first quarter of 2021, we reevaluated our transaction and non-transaction presentation for Ratings which resulted in a reclassification from transaction revenue to non-transaction revenue of $8 million and $7 million for the years ended December 31, 2020 and 2019, respectively.

Segment information for the years ended December 31 is as follows:

(in millions)	Depreciation & Amortization			Capital Expenditures
	2021	2020	2019	2021	2020	2019
Ratings	$46	$40	$34	$18	$33	$41
Market Intelligence	91	101	99	12	28	44
Platts	12	17	21	2	7	13
Indices	10	9	8	2	4	5
Total reportable segments	159	167	162	34	72	103
Corporate	19	39	42	1	4	12
Total	$178	$206	$204	$35	$76	$115

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2021	2020
Ratings	$1,248	$1,088
Market Intelligence	3,368	3,762
Platts	891	913
Indices	1,501	1,443
Total reportable segments	7,008	7,206
Corporate [1]	7,697	5,331
Assets of businesses held for sale [2]	321	—
Total	$15,026	$12,537
1Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, assets for pension benefits and deferred income taxes.
2Includes CGS and LCD as of December 31, 2021. See Note 2 – Acquisitions and Divestitures for further discussion.

We do not have operations in any foreign country that represent more than 7% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2021	2020	2019	2021	2020
U.S.	$5,012	$4,504	$3,976	$4,733	$4,787
European region	1,995	1,769	1,659	463	496
Asia	874	782	710	85	102
Rest of the world	416	387	354	42	44
Total	$8,297	$7,442	$6,699	$5,323	$5,429

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2021	2020	2019	2021	2020
U.S.	60%	61%	59%	89%	88%
European region	24	24	25	9	9
Asia	11	10	11	2	2
Rest of the world	5	5	5	—	1
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures and Note 11 – Restructuring, for actions that impacted the segment operating results.

13. Commitments and Contingencies

Leases

During the years ended December 31, 2021 and 2020, we recorded a pre-tax impairment charge of $31 million and $120 million, respectively, related to the impairment and abandonment of operating lease related ROU assets. The pre-tax impairment charge recorded during the year ended December 31, 2021 is associated with consolidating our real estate facilities following the expected merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of December 31, 2021 and 2020:

(in millions)		2021	2020
Balance Sheet Location
Assets
Right of use assets	Lease right-of-use assets	$426	$494
Liabilities
Other current liabilities	Current lease liabilities	96	100
Lease liabilities — non-current	Non-current lease liabilities	492	544

The components of lease expense for the years ended December 31 are as follows:

(in millions)	2021	2020
Operating lease cost	$124	$144
Sublease income	(2)	(6)
Total lease cost	$122	$138

Supplemental information related to leases for the years ended December 31 are as follows:

(in millions)	2021	2020
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	127	137

Right of use assets obtained in exchange for lease obligations
Operating leases	29	8

Weighted-average remaining lease term and discount rate for our operating leases as of December 31 are as follows:

	2021	2020
Weighted-average remaining lease term (years)	8.3	8.5
Weighted-average discount rate	3.59%	3.78%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2022	$114
2023	94
2024	75
2025	67
2026	63
2027 and beyond	269
Total undiscounted lease payments	$682
Less: Imputed interest	94
Present value of lease liabilities	$588

Related Party Agreement

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2021, 2020 and 2019, S&P Dow Jones Indices LLC earned $139 million, $149 million and $114 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal & Regulatory Matters
In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often subjected to government and regulatory proceedings, investigations and inquiries.

S&P Global Ratings has been cooperating with an SEC investigation into possible violations of Section 15E of the Exchange Act and Rule 17g-5(c)(8) thereunder in connection with a 2017 credit rating analysis by S&P Global Ratings. S&P Global Ratings is currently in active discussions to resolve the SEC’s inquiry. S&P Global Ratings has not yet reached a definitive settlement agreement with the SEC on this matter but in the fourth quarter of 2021, accrued for potential monetary penalties based on discussions to date. While we cannot predict with certainty whether we will reach agreement, or the terms of any such agreement, at this time, we do not believe that the resolution of this matter will have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
3.Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2021. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
4.Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2021, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 64, 65 and 66 of this Annual Report on Form 10-K.

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

During 2021, the Company recorded no revenue or net profit attributable to the transactions or dealings described below. The amount recorded in connection with the foregoing reflects the uncertainty of collection.

During 2021, Platts, a division of the Company that provides energy-related information in over 150 countries, provided information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. The Company will continue to monitor its provision of products and services to such subscribers.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference.
The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.
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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2022 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2022 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2022 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on June 4, 2021.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2022 Proxy Statement under the captions “2021 Director Compensation,” “Board of

Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2021:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	280,281	[1]	$67.14	19,954,485	[2,3]
1Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.
2Included in this number are 499,749 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 19,454,736 shares are reserved for issuance under the 2019 Stock Incentive Plan (the “2019 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.
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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2021, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2022 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Income for the three years ended December 31, 2021
•Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Cash Flows for the three years ended December 31, 2021
•Consolidated Statements of Equity for the three years ended December 31, 2021
•Notes to the Consolidated Financial Statements

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

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2021
Allowance for doubtful accounts	$30	$14	$(18)	$26

Year ended December 31, 2020
Allowance for doubtful accounts	$34	$24	$(28)	$30

Year ended December 31, 2019
Allowance for doubtful accounts	$34	$17	$(17)	$34
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

(2.5)
Agreement and Plan of Merger, dated as of November 29, 2020, by and among S&P Global Inc., IHS Markit Ltd. and Sapphire Subsidiary, Ltd., incorporated by reference from Registrant’s Form 8-K filed November 30, 2020**

(2.6)
Amendment No. 1 to Agreement and Plan of Merger by and among S&P Global Inc., Sapphire Subsidiary, Ltd., and IHS Markit Ltd. dated as of January 20, 2021, incorporated by reference from the Registrant's Form S-4/A filed January 20, 2021

(2.7)	Asset Purchase Agreement, by and between S&P Global Inc. and Factset Research Systems Inc., dated as of December 24, 2021**

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed May 18, 2020.

(3.2)	By-Laws of Registrant, as amended and restated on September 29, 2021, incorporated by reference from the Registrant’s Form 8-K filed October 5, 2021.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

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

(10.2)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed April 26, 2016.

(10.3)*	Registrant’s 2019 Stock Incentive Plan, incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.4)*	Form of 2019 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2019.

(10.5)*	Form of 2020 Performance Share Unit Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2020

(10.6)*	Form of 2021 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.7)*	Form of 2019 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on May 3, 2019

(10.8)*	Form of 2020 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 28, 2020

(10.9)*	Form of 2021 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021

(10.10)*	Form of Cliff Vested Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021

(10.11)*	Form of S&P Dow Jones Indices 2019 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2019.

(10.12)*	Form of S&P Dow Jones Indices 2020 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 28, 2020

(10.13)*	Form of S&P Dow Jones Indices 2021 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021

(10.14)*	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

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

(10.20)
Revolving Five-Year Credit Agreement, dated as of April 26, 2021, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. as syndication agent, incorporated by reference from the Registrant’s Form 10-Q filed July 29, 2021.

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

(10.27)*
Sixth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

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

(10.35)*
Seventh Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

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

(10.54)*
S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(21)	Subsidiaries of the Registrant.

(22)	Subsidiary Guarantor of Guaranteed Securities

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

February 8, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 8, 2022 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

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

/s/ Gregory Washington
Gregory Washington
Director