Form 10-Q
period 2022-03-31
S&P Global Inc.
filed 2022-05-04
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 22, 2022 (latest practicable date), 339.9 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of March 31, 2022, the related consolidated statements of income, comprehensive income, and equity for the three- month periods ended March 31, 2022 and 2021, the related consolidated statements of cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 8, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
May 3, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2022	2021
Revenue	$2,389	$2,016
Expenses:
Operating-related expenses	749	527
Selling and general expenses	958	360
Depreciation	26	19
Amortization of intangibles	111	31
Total expenses	1,844	937
Gain on dispositions	(1,344)	(2)
Equity in Income on Unconsolidated Subsidiaries	(3)	—
Operating profit	1,892	1,081
Other income, net	(49)	(7)
Interest expense, net	57	32
Loss on extinguishment of debt, net	17	—
Income before taxes on income	1,867	1,056
Provision for taxes on income	568	248
Net income	1,299	808
Less: net income attributable to noncontrolling interests	(64)	(53)
Net income attributable to S&P Global Inc.	$1,235	$755

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$4.49	$3.14
Diluted	$4.47	$3.12
Weighted-average number of common shares outstanding:
Basic	275.2	240.6
Diluted	276.3	241.6

Actual shares outstanding at period end	339.9	240.9
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2022	2021
Net income	$1,299	$808

Other comprehensive income:
Foreign currency translation adjustments	(21)	(25)
Income tax effect	(5)	(5)
	(26)	(30)

Pension and other postretirement benefit plans	5	21
Income tax effect	(1)	(4)
	4	17

Unrealized gain on cash flow hedges	107	2
Income tax effect	(26)	—
	81	2

Comprehensive income	1,358	797
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(5)	(2)
Less: comprehensive income attributable to redeemable noncontrolling interests	(59)	(51)
Comprehensive income attributable to S&P Global Inc.	$1,294	$744

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,405	$6,497
Restricted cash	2	8
Accounts receivable, net of allowance for doubtful accounts: 2022 - $40; 2021 - $26	2,425	1,650
Prepaid and other current assets	548	334
Assets of a business held for sale	407	321
Total current assets	7,787	8,810
Property and equipment, net of accumulated depreciation: 2022 - $998; 2021 - $620	348	241
Right of use assets	625	426
Goodwill	33,642	3,506
Other intangible assets, net	21,177	1,285
Equity investment in unconsolidated subsidiaries	1,616	—
Other non-current assets	897	758
Total assets	$66,092	$15,026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$410	$205
Accrued compensation and contributions to retirement plans	381	607
Short-term debt	66	—
Income taxes currently payable	518	90
Unearned revenue	3,167	2,217
Other current liabilities	1,045	547
Liabilities of a business held for sale	66	149
Total current liabilities	5,653	3,815
Long-term debt	11,326	4,114
Lease liabilities — non-current	692	492
Pension and other postretirement benefits	273	262
Deferred tax liability — non-current	4,450	174
Other non-current liabilities	488	633
Total liabilities	22,882	9,490
Redeemable noncontrolling interest (Note 8)	3,429	3,429
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2022 - 415 million shares; 2021 - 294 million shares	415	294
Additional paid-in capital	43,445	1,031
Retained income	16,065	15,017
Accumulated other comprehensive loss	(782)	(841)
Less: common stock in treasury	(19,441)	(13,469)
Total equity — controlling interests	39,702	2,032
Total equity — noncontrolling interests	79	75
Total equity	39,781	2,107
Total liabilities and equity	$66,092	$15,026

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net income	$1,299	$808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26	19
Amortization of intangibles	111	31
Provision for losses on accounts receivable	(7)	10
Deferred income taxes	(53)	(3)
Stock-based compensation	94	19
Gain on dispositions	(1,344)	(2)
Loss on extinguishment of debt, net	17	—
Other	24	19
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	187	65
Prepaid and other current assets	5	(56)
Accounts payable and accrued expenses	(318)	(239)
Unearned revenue	(100)	(61)
Other current liabilities	(239)	25
Net change in prepaid/accrued income taxes	432	172
Net change in other assets and liabilities	88	(39)
Cash provided by operating activities	222	768
Investing Activities:
Capital expenditures	(16)	(18)
Acquisitions, net of cash acquired	295	(9)
Proceeds from dispositions	2,618	2
Changes in short-term investments	4	1
Cash provided by (used for) investing activities	2,901	(24)
Financing Activities:
Payments on short-term debt, net	(219)	—
Proceeds from issuance of senior notes, net	5,395	—
Payments on senior notes	(3,074)	—
Dividends paid to shareholders	(186)	(186)
Distributions to noncontrolling interest holders, net	(55)	(69)
Repurchase of treasury shares	(7,003)	—
Exercise of stock options	3	3
Employee withholding tax on share-based payments	(66)	(41)
Cash used for financing activities	(5,205)	(293)
Effect of exchange rate changes on cash	(16)	(55)
Net change in cash, cash equivalents, and restricted cash	(2,098)	396
Cash, cash equivalents, and restricted cash at beginning of period	6,505	4,122
Cash, cash equivalents, and restricted cash at end of period	$4,407	$4,518

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended March 31, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			1,235	59		1,294	5	1,299
Dividends (Dividend declared per common share — $0.77 per share)			(186)			(186)		(186)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(1,050)			5,953	(7,003)		(7,003)
Employee stock plans		49			19	30		30
Change in redemption value of redeemable noncontrolling interest			(1)			(1)		(1)
Other						—	(1)	(1)
Balance as of March 31, 2022	$415	$43,445	$16,065	$(782)	$19,441	$39,702	$79	$39,781

Three Months Ended March 31, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$294	$946	$13,367	$(637)	$13,461	$509	$62	$571
Comprehensive income [1]			755	(11)		744	2	746
Dividends (Dividend declared per common share — $0.77 per share)			(186)			(186)		(186)
Employee stock plans		(11)			8	(19)		(19)
Change in redemption value of redeemable noncontrolling interest			(16)			(16)		(16)
Other						—	2	2
Balance as of March 31, 2021	$294	$935	$13,920	$(648)	$13,469	$1,032	$66	$1,098

1Excludes comprehensive income of $59 million and $51 million for the three months ended March 31, 2022 and 2021, respectively, attributable to our redeemable noncontrolling interest.

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Basis of Presentation

S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets.

Our operations consist of six reportable segments: S&P Global Market Intelligence ("Market Intelligence"), S&P Global Ratings ("Ratings"), S&P Global Commodity Insights ("Commodity Insights"), S&P Global Mobility ("Mobility"), S&P Dow Jones Indices ("Indices") and S&P Global Engineering Solutions ("Engineering Solutions").
•Market Intelligence is a global provider of multi-asset-class data and analytics integrated with purpose-built workflow solutions.
•Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.
•Commodity Insights is the leading independent provider of information and benchmark prices for the commodity and energy markets.
•Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies.
•Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
•Engineering Solutions is a leading provider of engineering standards and related technical knowledge.

On February 28, 2022, we completed the merger with IHS Markit Ltd. ("IHS Markit") by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and during the three months ended March 31, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2021 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $2 million and $8 million as of March 31, 2022 and December 31, 2021, respectively. Restricted cash primarily consisted of cash required to be on deposit under contractual agreements in connection with certain acquisitions and dispositions.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2022 and December 31, 2021, contract assets were $66 million and $9 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at March 31, 2022 compared to December 31, 2021 is primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by $835 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.1 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $124 million and $137 million as of March 31, 2022 and December 31, 2021, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Equity in Income on Unconsolidated Subsidiaries

The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes.

Other Income, net

The components of other income, net for the three months ended March 31 are as follows:

(in millions)	2022	2021
Other components of net periodic benefit cost	$(4)	$(11)
Net (gain) loss from investments	(45)	4
Other income, net	$(49)	$(7)

2.    Acquisitions and Divestitures

Acquisitions

2022

Merger with IHS Markit

On February 28, 2022, we completed the merger with IHS Markit by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global.

Upon completion of the merger with IHS Markit, IHS Markit stockholders received 113.8 million shares of S&P Global’s common stock, at an exchange ratio of 0.2838 S&P Global shares for each share of IHS Markit common stock, with cash paid in lieu of fractional shares. The Company also issued approximately 0.9 million replacement equity award shares for IHS Markit equity awards that were assumed pursuant to the merger agreement.

The preliminary estimated fair value of the consideration transferred for IHS Markit was approximately $43.5 billion as of the merger date, which consisted of the following:

(in millions, except for share and per share data)	February 28, 2022
Number of shares IHS Markit issued and outstanding*	400,988,207
Exchange ratio	0.2838
Number of S&P Global common stock transferred to IHS Markit stockholders	113,800,453
Closing price per share of S&P Global common stock**	$380.89
Fair value of S&P Global common stock transferred IHS Markit stockholders	$43,345
Fair value of S&P Global replacement equity awards attributable to pre-combination service	$191
Total equity consideration	$43,536

*Excludes 25,219,470 IHS Markit shares held by the Markit Group Holdings Limited Employee Benefit Trust ("EBT"). The shares held by the EBT were converted in the merger into S&P Global shares at the exchange ratio of 0.2838 and will continue to be held by the trustee in the EBT.

**Based on S&P Global's closing stock price on February 25, 2022.

Preliminary Allocation of Purchase Price

The merger with IHS Markit was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which $699 million is expected to be deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from duplicative overhead, streamlined operations and enhanced operational efficiency. Goodwill associated with the merger has not yet been assigned to the Company’s reportable segments. The March 31, 2022 consolidated balance sheet includes the assets and liabilities of IHS Markit, which have been measured at fair value as of the acquisition date. The preliminary allocation of purchase price recorded for IHS Markit was as follows:

(in millions)	February 28, 2022
Assets acquired
Cash and cash equivalents	$310
Accounts receivable, net	968
Prepaid and other current assets	244
Assets of a business held for sale	1,519
Property and equipment	122
Right of use assets	234
Goodwill	30,136
Other intangible assets	20,002
Other non-current assets	1,730
Total assets acquired	$55,265
Liabilities assumed
Account payable	$174
Accrued compensation	81
Short-term debt	968
Unearned revenue	1,053
Other current liabilities	577
Liabilities of a business held for sale	72
Long-term debt	4,191
Lease liabilities - non-current	227
Deferred tax liability - non-current	4,330
Other non-current liabilities	56
Total liabilities assumed	$11,729
Total consideration transferred	$43,536

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approaches, and are partially based on inputs that are unobservable. For intangible assets, these inputs include forecasted future cash flows, revenue growth rates, customer attrition rates and discount rates that require judgement and are subject to change. Differences between the preliminary estimates and final accounting will occur, and those differences could be material.

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Acquired Identifiable Intangible Assets

The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives:

(in millions)	Fair Value	Weighted Average Useful Lives
Customer relationships	$14,552	25 years
Trade names and trademarks	1,542	14 years
Developed technology	1,150	10 years
Databases	2,758	12 years
Total Identified Intangible Assets	$20,002	21 years

Expected Amortization Expense

Expected amortization expense for intangible assets over the next five years for the years ended December 31 is as follows:

(in millions)	2022	2023	2024	2025	2026
Amortization expense	$1,148	$1,143	$1,141	$1,114	$1,092

Acquisition-Related Expenses

The Company incurred acquisition-related costs of $230 million and $49 million related to the IHS Markit merger for the three months ended March 31, 2022 and 2021, respectively. These costs were included in selling and general expenses within the Company’s consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively.

Pro forma information
Since the acquisition date, the results of operations for IHS Markit of $432 million of revenue and $55 million of operating profit for the three months ended March 31, 2022, have been included within the accompanying consolidated statements of income.

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three months ended March 31, 2022 and 2021 as if the acquisition of IHS Markit had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of IHS Markit been completed on January 1, 2021. The pro forma results do not include any transaction costs, anticipated synergies or other expected benefits of the acquisition.

	Three months ended March 31
(in millions)	2022	2021
Revenue	$3,072	$3,022
Net Income[1]	$1,519	$644
1 The proforma net income excludes $362 million of one-time merger and transaction costs for the three months ended March 31, 2022.

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition.

2021

During the three months ended March 31, 2021, we did not complete any material acquisitions.

Divestitures

2022

As a condition of securing regulatory approval for the merger, S&P Global and IHS Markit agreed to divest of certain of their businesses. S&P Global’s divestitures include CUSIP Global Services, its Leveraged Commentary and Data (“LCD”) business and a related family of leveraged loan indices while the IHS Markit’s divestitures include Oil Price Information Services (“OPIS”); Coal, Metals and Mining; and PetroChem Wire businesses and its base chemicals business.

In March of 2022, we completed the previously announced sale of CUSIP Global Services ("CGS"), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three months ended March 31, 2022, we recorded a pre-tax gain of $1.344 billion ($999 million after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

In February 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash.

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

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheet consist of the following:

(in millions)	March 31,	December 31,
	2022 [1]	2021 [2]
Accounts Receivable, net	26	$59
Goodwill	381	255
Other assets	—	7
Assets of businesses held for sale	$407	$321

Accounts payable and accrued expenses	$—	$11
Unearned revenue	66	138
Liabilities of businesses held for sale	$66	$149
1 Assets and liabilities held for sale as of March 31, 2022 relate to LCD and the base chemicals business.
2 Assets and liabilities held for sale as of December 31, 2021 relate to CGS and LCD.

The operating profit of our businesses that were disposed of or classified as held for sale for the three months ended March 31 is as follows:

(in millions)	2022	2021
Operating profit [3]	$34	$42
3 The operating profit presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The three months ended March 31, 2022 and 2021 excludes pre-tax gains related to the sale CGS and SPIAS of $1.3 billion and $2 million, respectively.

3.    Income Taxes

The effective income tax rate was 30.4% and 23.4% for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in the three months ended March 31, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of March 31, 2022 and December 31, 2021, the total amount of federal, state and local, and foreign unrecognized tax benefits was $191 million and $147 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2022 and December 31, 2021, we had $30 million and $24 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $19 million in the next twelve months as a result of the resolution of local tax examinations.

4.    Debt
A summary of short-term and long-term debt outstanding is as follows:

(in millions)	March 31, 2022	December 31, 2021
5.0% Senior Notes, due 2022 [1]	$66	$—
4.125% Senior Notes, due 2023 [2]	39	—
3.625% Senior Notes, due 2024 [3]	48	—
4.75% Senior Notes, due 2025 [4]	267	—
4.0% Senior Notes, due 2025 [5]	283	696
4.0% Senior Notes, due 2026 [6]	3	—
2.95% Senior Notes, due 2027 [7]	496	496
2.45% Senior Notes, due 2027 [8]	1,234	—
4.75% Senior Notes, due 2028 [9]	834	—
4.25% Senior Notes, due 2029 [10]	1,038	—
2.5% Senior Notes, due 2029 [11]	496	496
2.7% Sustainability-Linked Senior Notes, due 2029 [12]	1,231	—
1.25% Senior Notes, due 2030 [13]	593	593
2.90% Senior Notes, due 2032 [14]	1,469	—
6.55% Senior Notes, due 2037 [15]	290	290
4.5% Senior Notes, due 2048 [16]	273	273
3.25% Senior Notes, due 2049 [17]	590	589
3.70% Senior Notes, due 2052 [18]	974	—
2.3% Senior Notes, due 2060 [19]	682	681
3.9% Senior Notes, due 2062 [20]	486	—
Total debt	11,392	4,114
Less: short-term debt including current maturities	66	—
Long-term debt	$11,326	$4,114
1     Interest payments are due semiannually on May 1 and November 1.
2     Interest payments are due semiannually on February 1 and August 1.
3     Interest payments are due semiannually on May 1 and November 1.
4     Interest payments are due semiannually on February 15 and August 15.
5     Interest payments are due semiannually on June 15 and December 1, and as of March 31, 2022, the unamortized debt discount and issuance costs total $4 million.
6     Interest payments are due semiannually on March 1 and September 1.
7    Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2022, the unamortized debt discount and issuance costs total $4 million.
8    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of     March 31, 2022, the unamortized debt discount and issuance costs total $16 million.
9     Interest payments are due semiannually on February 1 and August 1.
10 Interest payments are due semiannually on May 1 and November 1.
11    Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2022, the unamortized debt discount and issuance costs total $4 million.
12    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of March 31, 2022, the unamortized debt discount and issuance costs total $19 million.
13    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2022, the unamortized debt discount and issuance costs total $7 million.
14 Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of March 31, 2022, the unamortized debt discount and issuance costs total $31 million.

15    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2022, the unamortized debt discount and issuance costs total $3 million.
16    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2022, the unamortized debt discount and issuance costs total $10 million.
17 Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2022, the unamortized debt discount and issuance costs total $10 million.
18    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of March 31, 2022, the unamortized debt discount and issuance costs total $26 million.
19    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2022, the unamortized debt discount and issuance costs total $18 million.
20    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of March 31, 2022, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $10.8 billion and $4.4 billion as of March 31, 2022 and December 31, 2021, respectively, and was estimated based on quoted market prices.

On February 28, 2022, we completed the merger with IHS Markit in an all-stock transaction. In the transaction, we assumed IHS Markit's publicly traded debt, with an outstanding principal balance of $4.6 billion, which was recorded at fair value of $4.9 billion on the acquisition date. Debt assumed consisted of the following:

•5.00% Senior Notes due November 1, 2022 with an outstanding principal balance of $748 million.
•4.125% Senior Notes due August 1, 2023 with an outstanding principal balance of $500 million.
•3.625% Senior Notes due May 1, 2024 with an outstanding principal balance of $400 million.
•4.75% Senior Notes due February 15, 2025 with an outstanding principal balance of $800 million.
•4.00% Senior Notes due March 1, 2026 with an outstanding principal balance of $500 million.
•4.75% Senior Notes due August 1, 2028 with an outstanding principal balance of $750 million.
•4.25% Senior Notes due May 1, 2029 with an outstanding principal balance of $950 million.

The adjustment to fair value of the Senior Notes of approximately $292 million on the acquisition date will be amortized as an adjustment to interest expense over the remaining contractual terms of the Senior Notes.

On March 2, 2022, we completed the offer (the "Exchange Offer") to exchange outstanding notes issued by IHS Markit for new notes issued by us and fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC with the same interest rate, interest payment dates, maturity date and redemption terms as each corresponding series of exchange IHS Markit notes and cash. Of the approximately $4.6 billion in aggregate principal amount of IHS Markit's Senior Notes offered in the exchange, 96% percent, or approximately $4.5 billion, were tendered and accepted. The portion not exchanged, approximately $175 million, remains outstanding across seven series of Senior Notes issued by IHS Markit. The Exchange Offer was treated as a debt modification for accounting purposes resulting in a portion of the unamortized fair value adjustment of the IHS Markit Senior Notes allocated to the new debt issued by S&P Global on the settlement date of the exchange. See Note 2 — Acquisitions and Divestitures for additional information on the merger.

On March 4, 2022, we issued $1,250 million of 2.45% Senior Notes due 2027, $1,250 million of 2.7% Sustainability-Linked Senior Notes due 2029, $1,500 million of 2.9% Senior Notes due 2032, $1,000 million of 3.7% Senior Notes due 2052, and $500 million of 3.9% Senior Notes due 2062. The Notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In the first quarter of 2022, we used a portion of the net proceeds from the new debt issuance to fund the redemption and extinguishment of the outstanding principal amount of our 4.125% Senior Notes due 2023, 3.625% Senior Notes due 2024, and our 4.0% Senior Notes due 2026 which were former IHS Markit Notes that were exchanged to SPGI Notes as part of the Exchange Offer. In addition, we also used part of the net proceeds from the new debt issuance noted above to fund the early tender as well as a subsequent full redemption of our 5.0% Senior Notes due 2022 and the 4.750% Senior Notes due 2025, both of which were former IHS Markit Notes that were exchanged to SPGI Notes as part of the Exchange Offer, as well as our 4.0% Senior Notes due 2025. The majority of the liability management transactions settled within the first quarter, however, given the timing of certain redemptions a lesser portion of these settled post-quarter end.

During the three months ended March 31, 2022, we recognized a $17 million loss on extinguishment of debt which includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $101 million non-cash write-off related to the fair market value step up premium on extinguished debt.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our "credit facility") that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of March 31, 2022 and December 31, 2021, there was no commercial paper outstanding.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2022 and December 31, 2021, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the three months ended March 31, 2022, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2022 and twelve months ended December 31, 2021, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of March 31, 2022 and December 31, 2021, the aggregate notional value of these outstanding forward contracts was $878 million and $376 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in prepaid and other current assets as of March 31, 2022 and December 31, 2021 was $5 million and $5 million, respectively. The amount recorded in other current liabilities as of March 31, 2022 and December 31, 2021 was $3 million and less than $1 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $19 million and $6 million for three months ended March 31, 2022 and 2021 respectively.

Net Investment Hedges

During the twelve months ended December 31, 2021, we entered into cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029, 2030. As of March 31, 2022 and December 31, 2021, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three months ended March 31, 2022 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest expense of $10 million for the three months ended March 31, 2022 and net interest income of $5 million for the three months ended March 31, 2021, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the three months ended March 31, 2022 and twelve months ended December 31, 2021, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2024 and the fourth quarter of 2023, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of March 31, 2022, we estimate that less than $1 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of March 31, 2022 and December 31, 2021, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $501 million and $498 million, respectively.

Interest Rate Swaps

During the the twelve months ended December 31, 2021, we entered into a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into interest expense, net in the same period that the hedged transaction affects earnings.
As of March 31, 2022, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $1.4 billion.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of March 31, 2022 and December 31, 2021:

(in millions)		March 31,	December 31,
Balance Sheet Location		2022	2021
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$6	$7
Other current liabilities	Foreign exchange forward contracts	$5	$—
Other non-current liabilities	Interest rate swap contracts	$72	$270
Derivatives designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$4	$17
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the three months ended March 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2022	2021		2022	2021
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(7)	$—	Revenue, Selling and general expenses	$2	$5
Interest rate swap contracts	$113	$2	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$21	$15	Interest expense, net	$(1)	$—
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2022	2021
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$6	$14
Change in fair value, net of tax	(3)	5
Reclassification into earnings, net of tax	(2)	(5)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$1	$14
Interest rate swap contracts
Net unrealized losses on cash flow hedges, net of taxes, beginning of period	$(203)	$—
Change in fair value, net of tax	85	2
Reclassification into earnings, net of tax	—	—
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(118)	$2

Net Investment Hedges
Net unrealized losses on net investment hedges, net of taxes, beginning of period	$(17)	$(81)
Change in fair value, net of tax	14	11
Reclassification into earnings, net of tax	1	—
Net unrealized losses on net investment hedges, net of taxes, end of period	$(2)	$(70)

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2022	2021
Service cost	$1	$1
Interest cost	12	10
Expected return on assets	(22)	(26)
Amortization of prior service credit / actuarial loss	3	4
Net periodic benefit cost	$(6)	$(11)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2022 and 2021.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2022. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2022 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2022, we contributed $3 million to our retirement plans and expect to make additional required contributions of approximately $9 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the remaining nine months of 2022.

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

For the three months ended March 31, 2022 and 2021, total stock-based compensation expense primarily related to restricted stock and unit awards was $94 million and $19 million, respectively. For the three months ended March 31, 2022, stock-based compensation expense primarily related to the early vesting of IHS Markit equity awards as a result of employee terminations and restructuring efforts. During the three month ended March 31, 2022, the Company granted 0.6 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $390.58 per share. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of March 31, 2022 was $422 million, which is expected to be recognized over a weighted average period of 2.2 years.

8.    Equity

Dividends

On January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share.

On February 28, 2022, the Board of Directors approved a quarterly common stock dividend of $0.85 per share. The quarterly dividend will increase from $0.77 to $0.85 per share in the second quarter.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2022, we completed the 2013 repurchase program and 15.5 million shares remained available under the 2020 Repurchase Program. Our 2020 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

We enter into accelerated share repurchase (“ASR”) agreements with financial institutions to initiate share repurchases of our common stock. Under an ASR agreement, we pay a specified amount to the financial institution and receive an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of each ASR agreement based on the volume weighted-average share price, less a discount. We account for our ASR agreements as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreements resulted in a reduction of outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The repurchased shares are held in Treasury. The forward stock purchase contracts were classified as equity instruments.
During the three months ended March 31, 2022, we initiated a series of three identical uncapped ASR agreements aggregating a total of $7 billion as follows:

(in millions, except average price)
ASR Agreement Initiation Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
March 1, 2022 [1]	15.2	—	15.2	$390.58	$7,000

1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $7 billion and received an initial delivery of 15.2 million shares, representing 85% of the $7 billion at a price equal to the then market price of the Company. The final settlement of the transaction under the ASR is expected to be completed no later than the third quarter of 2022. The ASR agreement was executed under our 2020 Repurchase Program.

During the three months ended March 31, 2022, we purchased a total of 15.2 million shares for $7.0 billion of cash. During the three months ended March 31, 2021, we did not use cash to repurchase shares.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2022 were as follows:

(in millions)
Balance as of December 31, 2021	$3,429
Net income attributable to redeemable noncontrolling interest	59
Distributions payable to redeemable noncontrolling interest	(60)
Redemption value adjustment	1
Balance as of March 31, 2022	$3,429

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2022:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(336)		$(305)		$(200)		$(841)
Other comprehensive (loss) income before reclassifications	(26)	1	5		82		61
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		(1)	2	(1)	3	(2)
Net other comprehensive (loss) income	(26)		4		81		59
Balance as of March 31, 2022	$(362)		$(301)		$(119)		$(782)
1Includes an unrealized gain related to our cross currency swaps. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $1 million for the three months ended March 31, 2022. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2022	2021
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$1,235	$755

Basic weighted-average number of common shares outstanding	275.2	240.6
Effect of stock options and other dilutive securities	1.1	1.0
Diluted weighted-average number of common shares outstanding	276.3	241.6

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$4.49	$3.14
Diluted	$4.47	$3.12

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2022 and 2021, there were no stock options excluded. Restricted performance shares outstanding of 0.7 million and 0.4 million as of March 31, 2022 and 2021, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2022 and 2021 restructuring plan consisted of a company-wide workforce reduction of approximately 140 and 30 positions, and is further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2022 by segment is as follows:

	2022 Restructuring Plan		2021 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	18	18	3	3
Ratings	$5	$3	$3	$3
Commodity Insights	5	4	—	—
Indices	2	2	—	—
Corporate	44	44	13	13
Total	$74	$71	$19	$19

We recorded a pre-tax restructuring charge of $74 million primarily related to employee severance charges for the 2022 restructuring plan during the three months ended March 31, 2022 and have reduced the reserve by $3 million. The ending reserve balance for the 2021 restructuring plan was $19 million as of December 31, 2021. The reductions primarily related to cash payments for employee severance charges. For the three months ended March 31, 2022, we have made no reductions to the reserve for the 2021 restructuring plan.

11. Segment and Related Information
During the quarter ended March 31, 2022, following the completion of our merger with IHS Markit, we reorganized our reportable segments increasing from four reportable segments to six reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility, Indices and Engineering Solutions. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, other income, net, interest expense, net, or loss on extinguishment of debt, net, as these are amounts that do not affect the operating results of our reportable segments. The creation of the two additional segments in 2022 did not materially impact prior years’ reportable segments.

A summary of operating results for the three months ended March 31 is as follows:

Revenue	Three Months
(in millions)	2022	2021
Market Intelligence	$727	$524
Ratings	868	1,017
Commodity Insights	363	240
Mobility	115	—
Indices	322	270
Engineering Solutions	33	—
Intersegment elimination [1]	(39)	(35)
Total revenue	$2,389	$2,016

Operating Profit	Three Months
(in millions)	2022	2021
Market Intelligence [2]	$1,489	$161
Ratings [3]	511	681
Commodity Insights [4]	158	134
Mobility [5]	18	—
Indices [6]	224	191
Engineering Solutions [7]	1	—
Total reportable segments	2,401	1,167
Corporate Unallocated expense [8]	(512)	(86)
Equity in Income on Unconsolidated Subsidiaries [9]	3	—
Total operating profit	$1,892	$1,081
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 2022 includes a gain on disposition of $1.3 billion, employee severance charges of $18 million and acquisition-related costs of $2 million. Operating profit for 2021 includes a gain on disposition of $2 million. Additionally, 2022 and 2021 includes amortization of intangibles from acquisitions of $64 million and $16 million, respectively.
3 2022 includes employee severance charges of $5 million. 2022 and 2021 also includes amortization of intangibles from acquisitions of $2 million and $5 million, respectively.
4 2022 includes employee severance costs of $7 million and acquisition-related costs of $2 million. 2022 and 2021 also includes amortization of intangibles from acquisitions of $13 million and $2 million, respectively.
5 2022 includes acquisition-related costs of $1 million and amortization of intangibles from acquisitions of $24 million.
6 2022 includes employee severance charges of $2 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $4 million and $1 million, respectively.
7 2022 includes employee severance charges of $1 million and amortization of intangibles from acquisitions of $4 million.

8 Corporate Unallocated expense for 2022 includes IHS Markit merger costs of $230 million, a S&P Foundation grant of $200 million, employee severance charges of $46 million and acquisition-related costs of $15 million. 2021 includes IHS Markit merger costs of $49 million and Kensho retention related expense of $2 million. Additionally, Corporate Unallocated expense for both 2022 and 2021 includes amortization of intangibles from acquisitions of $15 million and $7 million, respectively.
9 Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $15 million.
The following table presents our revenue disaggregated by revenue type for the three months ended March 31:

(in millions)	Ratings	Market Intelligence	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2022
Subscription	$—	$659	$296	$86	$54	$30	$—	$1,125
Non-subscription / Transaction	404	28	48	29	—	3	—	512
Non-transaction	464	—	—	—	—	—	(39)	425
Asset-linked fees	—	—	—	—	218	—	—	218
Sales usage-based royalties	—	—	19	—	50	—	—	69
Recurring variable revenue	—	40	—	—	—	—	—	40
Total revenue	$868	$727	$363	$115	$322	$33	$(39)	$2,389

Timing of revenue recognition
Services transferred at a point in time	$404	$28	$48	$29	$—	$3	$—	$512
Services transferred over time	464	699	315	86	322	30	(39)	1,877
Total revenue	$868	$727	$363	$115	$322	$33	$(39)	$2,389

(in millions)	Ratings	Market Intelligence	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2021
Subscription	$—	$512	$223	$—	$46	$—	$—	$781
Non-subscription / Transaction	582	12	1	—	—	—	—	595
Non-transaction	435	—	—	—	—	—	(35)	400
Asset-linked fees	—	—	—	—	183	—	—	183
Sales usage-based royalties	—	—	16	—	41	—	—	57
Total revenue	$1,017	$524	$240	$—	$270	$—	$(35)	$2,016

Timing of revenue recognition
Services transferred at a point in time	$582	$12	$1	$—	$—	$—	$—	$595
Services transferred over time	435	512	239	—	270	—	(35)	1,421
Total revenue	$1,017	$524	$240	$—	$270	$—	$(35)	$2,016
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2022	2021
U.S.	$1,426	$1,238
European region	567	473
Asia	264	208
Rest of the world	132	97
Total	$2,389	$2,016
See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12. Commitments and Contingencies

Leases

We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within 1 year. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expenses for these leases on a straight line-basis over the lease term in operating-related expenses and selling and general expenses.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Our future minimum based payments used to determine our lease liabilities include minimum based rent payments and escalations. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The February 28, 2022 merger with IHS Markit resulted in an increase in ROU assets and operating lease liabilities of $230 million and $268 million, respectively.

During the three months ended March 31, 2022, we recorded a pre-tax impairment charge of $5 million related to the impairment and abandonment of operating lease related ROU assets. The impairment charges are included in selling and general expenses within the consolidated statements of income.
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of March 31, 2022 and December 31, 2021:

(in millions)		March 31,	December 31,
Balance Sheet Location		2022	2021
Assets
Right of use assets	Lease right of use assets	$625	$426
Liabilities
Other current liabilities	Current lease liabilities	134	96
Lease liabilities — non-current	Non-current lease liabilities	692	492

The components of lease expense for the three months ended March 31 are as follows:

(in millions)	2022	2021
Operating lease cost	$33	$33
Sublease income	(1)	(1)
Total lease cost	$32	$32

Supplemental information related to leases for the three months ended March 31 are as follows:

(in millions)	2022	2021
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$38	$32

Right of use assets obtained in exchange for lease obligations
Operating leases	—	—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	7.9	8.3
Weighted-average discount rate	3.36%	3.59%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2022 (Excluding the three months ended March 31, 2022)	$122
2023	141
2024	135
2025	130
2026	124
2027 and beyond	401
Total undiscounted lease payments	$1,053
Less: Imputed interest	227
Present value of lease liabilities	$826

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2022 and 2021, S&P Dow Jones Indices LLC earned $41 million and $37 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

13. Recently Issued or Adopted Accounting Standards

In October of 2021, the Financial Accounting Standards Board ("FASB") issued guidance that amends the acquirer's accounting for contract assets and contract liabilities from contracts with customers in a business combination in accordance with Topic 606. The guidance is effective for reporting periods beginning after December 15, 2022, early adoption is permitted. We early adopted this guidance on January 1, 2022. The early adoption of this standard applied to the acquired unearned revenue and contract costs associated with the IHS Markit merger. The adoption did not have a significant impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2022. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2021 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three Months Ended March 31, 2022 and 2021
•Liquidity and Capital Resources
•Reconciliation of Non-GAAP Financial Information
•Critical Accounting Estimates
•Recently Issued or Adopted Accounting Standards
•Forward-Looking Statements

OVERVIEW

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals and agriculture; and the automotive markets include manufacturers, suppliers, dealerships and service shops.

During the quarter ended March 31, 2022, following the completion of our merger with IHS Markit, we reorganized our reportable segments increasing from four reportable segments to six reportable segments consisting of: S&P Global Market Intelligence ("Market Intelligence"), S&P Global Ratings ("Ratings"), S&P Global Commodity Insights ("Commodity Insights"), S&P Global Mobility ("Mobility"), S&P Dow Jones Indices ("Indices") and S&P Global Engineering Solutions ("Engineering Solutions"). The creation of the two additional segments in 2022 did not materially impact prior years’ reportable segments.
•Market Intelligence is a global provider of multi-asset-class data and analytics integrated with purpose-built workflow solutions.
•Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.
•Commodity Insights is the leading independent provider of information and benchmark prices for the commodity and energy markets.
•Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies.
•Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
•Engineering Solutions is a leading provider of engineering standards and related technical knowledge.

On February 28, 2022, we completed the merger with IHS Markit Ltd ("IHS Markit") by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and during the three months ended March 31, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2022	2021	% Change [1]
Revenue	$2,389	$2,016	18%
Operating profit [2]	$1,892	$1,081	75%
Operating margin %	79%	54%
Diluted earnings per share from net income	$4.47	$3.12	43%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 2022 includes a gain on dispositions of $1.3 billion, IHS Markit merger costs of $230 million, a S&P Foundation grant of $200 million, employee severance charges of $78 million, acquisition-related costs of $15 million and lease impairments of $5 million. 2021 includes IHS Markit merger costs of $49 million, Kensho retention related expense of $2 million and a gain on disposition of $2 million. 2022 and 2021 also includes amortization of intangibles from acquisitions of $125 million and $31 million, respectively.

Revenue increased 18% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for certain Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions at Market Intelligence; higher conference revenue and continued demand for market data and market insights products at Commodity Insights; and higher average levels of assets under management for ETFs and mutual funds and higher exchange-traded derivative revenue at Indices. These increases were partially offset by a decrease in transaction revenue at Ratings due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings due to decreased U.S. issuance volumes. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 75%. Excluding the favorable impact of a higher gain on dispositions of 125 percentage points, partially offset by the impact of a S&P Foundation grant in 2022 of 19 percentage points, higher IHS Markit merger costs in 2022 of 17 percentage points, higher amortization of intangibles from acquisitions in 2022 of 9 percentage points, higher employee severance charges in 2022 of 7 percentage points and acquisition-related costs in 2022 of 1 percentage point, operating profit increased 3%. The increase was primarily due to revenue growth, partially offset by an increase in compensation costs driven by additional headcount and annual merit increases, higher incentive costs and an increase in technology expenses. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Our Strategy

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. Our purpose is to accelerate progress. We seek to deliver on this purpose in line with our core values of discovery, partnership and integrity.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Consolidated Review

(in millions)	2022	2021	% Change
Revenue	$2,389	$2,016	18%
Total Expenses:
Operating-related expenses	749	527	42%
Selling and general expenses	958	360	N/M
Depreciation and amortization	137	50	N/M
Total expenses	1,844	937	96%
Gain on dispositions	(1,344)	(2)	—%
Equity in Income on Unconsolidated Subsidiaries	(3)	—	N/M
Operating profit	1,892	1,081	75%
Other income, net	(49)	(7)	N/M
Interest expense, net	57	32	77%
Loss on extinguishment of debt	17	—	N/M
Provision for taxes on income	568	248	N/M
Net income	1,299	808	61%
Less: net income attributable to noncontrolling interests	(64)	(53)	(19)%
Net income attributable to S&P Global Inc.	$1,235	$755	64%
N/M – Represents a change equal to or in excess of 100% or not meaningful
Revenue
The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2022	2021	% Change
Revenue	$2,389	$2,016	18%

Subscription revenue	$1,125	$781	44%
Non-subscription / transaction revenue	512	595	(14)%
Non-transaction revenue	425	400	6%
Asset-linked fees	218	183	19%
Sales usage-based royalties	69	57	21%
Recurring variable	40	—	N/M

% of total revenue:
Subscription revenue	47%	39%
Non-subscription / transaction revenue	21%	29%
Non-transaction revenue	18%	20%
Asset-linked fees	9%	9%
Sales usage-based royalties	3%	3%
Recurring variable	2%	—%

U.S. revenue	$1,426	$1,238	15%
International revenue:
European region	567	473	20%
Asia	264	208	28%
Rest of the world	132	97	37%
Total international revenue	$963	$778	24%
% of total revenue:
U.S. revenue	60%	61%
International revenue	40%	39%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, and continued demand for Commodity Insights market data and market insights products also contributed to the increase. Non-subscription / transaction revenue decreased due to a decrease in corporate bond ratings revenue, bank loan ratings revenue and structured finance revenue at Ratings, partially offset by an the impact of the merger with IHS Markit and an increase in conference revenue at Commodity Insights. Non-transaction revenue increased due to an increase in surveillance revenue and revenue at our CRISIL subsidiary at Ratings. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2022		2021		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$322	$190	$230	$113	40%	69%
Ratings [2]	237	110	232	91	2%	20%
Commodity Insights [3]	114	78	50	53	NM	47%
Mobility [4]	30	41	—	—	N/M	N/M
Indices [5]	48	45	42	35	15%	29%
Engineering Solutions [6]	21	7	—	—	N/M	N/M
Intersegment eliminations [7]	(39)	—	(35)	—	(11)%	N/M
Total segments	733	472	518	292	41%	61%
Corporate Unallocated expense [8]	16	487	9	68	81%	N/M
Total	$749	$958	$527	$360	42%	N/M
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2022, selling and general expenses include employee severance charges of $18 million and acquisition-related costs of $2 million.
2 In 2022, selling and general expenses include employee severance charges of $5 million.
3 In 2022, selling and general expenses include employee severance costs of $7 million and acquisition-related costs of $2 million.
4 In 2022, selling and general expenses include acquisition-related costs of $1 million.
5 In 2022, selling and general expenses include employee severance charges of $2 million.
6 In 2022, selling and general expenses include employee severance charges of $1 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2022, selling and general expenses include IHS Markit merger costs of $230 million, a S&P Foundation grant of $200 million, employee severance charges of $46 million and acquisition-related costs of $11 million and lease impairments of $5 million. In 2021, selling and general expenses include IHS Markit merger costs of $49 million and Kensho retention related expense of $2 million.

Operating-Related Expenses

Operating-related expenses increased 42% primarily driven by expenses associated with the merger with IHS Markit and higher compensation and incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 166%. Excluding the unfavorable impact of a S&P Foundation grant of 53 percentage points, IHS Markit merger costs in 2021 of 48 percentage points, higher employee severance charges of 21 percentage points, and acquisition-related costs of 4 percentage points, selling and general expenses increased 40%. The increase was primarily driven by expenses associated with the merger with IHS Markit and higher compensation and incentive costs.

Depreciation and Amortization

Depreciation and amortization was $137 million for the three months ended March 31, 2022 compared to $50 million for the three months ended March 31, 2021, primarily due to the impact of the merger with IHS Markit.

Gain on Dispositions

In March of 2022, we completed the previously announced sale of CUSIP Global Services ("CGS"), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three months ended March 31, 2022, we record a pre-tax gain of $1.344 billion ($999 million after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

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
The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2022	2021	% Change
Market Intelligence [1]	1,489	161	N/M
Ratings [2]	$511	$681	(25)%
Commodity Insights [3]	158	134	18%
Mobility [4]	18	—	N/M
Indices [5]	224	191	17%
Engineering Solutions [6]	1	—	N/M
Total segment operating profit	2,401	1,167	106%
Corporate Unallocated expense [7]	(512)	(86)	N/M
Equity in Income on Unconsolidated Subsidiaries [8]	3	—	N/M
Total operating profit	$1,892	$1,081	75%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2022 includes a gain on disposition of $1.3 billion, employee severance charges of $18 million and acquisition-related costs of $2 million. 2021 includes a gain on disposition of $2 million. 2022 and 2021 include amortization of intangibles from acquisitions of $64 million and $16 million, respectively.
2    2022 includes employee severance charges of $5 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $2 million and $5 million, respectively.
3 2022 includes employee severance costs of $7 million and acquisition-related costs of $2 million. 2022 and 2021 include amortization of intangibles from acquisitions of $13 million and $2 million, respectively.
4    2022 includes acquisition-related costs of $1 million and amortization of intangibles from acquisitions of $24 million.
5    2022 includes employee severance charges of $2 million. 2022 and 2021 include amortization of intangibles from acquisitions of $4 million and $1 million, respectively.
6    2022 includes employee severance charges of $1 million. 2022 includes amortization of intangibles from acquisitions of $4 million.
7    2022 includes IHS Markit merger costs of $230 million, a S&P Foundation grant of $200 million, employee severance charges of $46 million, acquisition-related costs of $11 million and lease impairments of $5 million. 2021 includes IHS Markit merger costs of $49 million and Kensho retention related expense of $2 million. 2022 and 2021 includes and amortization of intangibles from acquisitions of $15 million and $7 million, respectively.
8    2022 includes amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Increased 106% as compared to 2021. Excluding the favorable impact of a higher gain on dispositions of 115 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2022 of 7 percentage points and higher employee severance charges in 2022 of 3 percentage points, segment operating profit increased 1%. The increase was primarily due to revenue growth primarily due to the impact of the merger with IHS Markit, partially offset a decrease in transaction revenue at Ratings, expenses associated with the merger with IHS Markit, an increase in compensation costs, higher incentive costs and an increase in technology expenses. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 492% compared to 2021. Excluding a S&P Foundation grant in 2022 of 238 percentage points, higher IHS Markit merger costs in 2022 of 214 percentage points, higher employee severance charges in 2022 of 54 percentage points, acquisition-related costs in 2022 of 14 percentage points and lease impairments in 2022 of 5 percentage points, partially offset by lower amortization of intangibles from acquisitions in 2022 of 7 percentage points and Kensho retention related expense in 2021 of 3 percentage points, Corporate Unallocated expense decreased 23% due to a benefit from a reduction in certain benefit accruals and lower incentives.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $3 million for the three months ended March 31, 2022.

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

Other Income, net
Other income, includes the net periodic benefit cost for our retirement and post retirement plans and gains and losses on our mark-to-market investments. Other income, net was $49 million for the three months ended March 31, 2022 compared to $7 million for the three months ended March 31, 2021. The increase in Other income, net was primarily due to higher gains on our mark-to-market investments in 2022.

Interest Expense, net

Net interest expense increased $25 million or 77% compared to the three months ended March 31, 2021 primarily due to higher debt balances. See Note 4 – Debt for further details.

Loss on Extinguishment of Debt, Net

During the three months ended March 31, 2022, we recognized a $17 million loss on extinguishment of debt which includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $101 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

The effective income tax rate was 30.4% and 23.4% for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in the three months ended March 31, 2022 was primarily due to to the tax charge on merger related divestitures and deal related non-deductible costs.

Segment Review

Market Intelligence
Market Intelligence is a global provider of multi-asset-class data and analytics integrated with purpose-built workflow solutions. Market Intelligence's portfolio of capabilities are designed to help trading and investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform valuations and manage credit risk.
In March of 2022, we completed the previously announced sale of CUSIP Global Services ("CGS"), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three months ended March 31, 2022, we recorded a pre-tax gain of $1.344 billion ($999 million after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

Market Intelligence includes the following business lines:
•Desktop — a product suite that provides data, analytics and third-party research for global finance and corporate professionals, which includes the Capital IQ platforms (which are inclusive of S&P Capital IQ Pro, Capital IQ, Office and Mobile products);
•Data & Advisory Solutions — a broad range of research, reference data, market data, derived analytics and valuation services covering both the public and private capital markets, delivered through flexible feed-based or API delivery mechanisms. This also includes issuer solutions for public companies, a range of products for the maritime & trade market, data and insight into Financial Institutions, the telecoms, technology and media space as well as ESG and supply chain data analytics;
•Enterprise Solutions — software and workflow solutions that help our customers manage and analyze data; identify risk; reduce costs; and meet global regulatory requirements. The portfolio includes industry leading financial technology solutions like Wall Street Office, Enterprise Data Manager, Information Mosaic, and iLevel. Our Global Markets Group offering delivers bookbuilding platforms and investor prospecting solutions across multiple assets including municipal bonds, equities, fixed income and loans; and
•Credit & Risk Solutions — commercial arm that sells Ratings' credit ratings and related data and research, advanced analytics, and financial risk solutions which includes subscription-based offerings, RatingsXpress®, RatingsDirect® and Credit Analytics.
Subscription revenue at Market Intelligence is primarily derived from distribution of data, valuation services, analytics, third party research, and credit ratings-related information through both feed and web-based channels. Subscription revenue also include software and hosted product offerings which provide maintenance and continuous access to our platforms over the contract term. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing conferences and events, and analytical services.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2022	2021	% Change
Revenue	$727	$524	39%

Subscription revenue	$659	$512	29%
Recurring variable revenue	$40	$—	N/M
Non-subscription revenue	$28	$12	N/M
% of total revenue:
Subscription revenue	90%	98%
Recurring variable revenue	6%	—%
Non-subscription revenue	4%	2%

U.S. revenue	$434	$334	30%
International revenue	$293	$190	55%
% of total revenue:
U.S. revenue	60%	64%
International revenue	40%	36%

Operating profit [1]	$1,489	$161	N/M
Operating margin %	205%	31%
N/M – Represents a change equal to or in excess of 100% or not meaningful
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
1 2022 includes a gain on disposition of $1.3 billion, employee severance charges of $18 million and acquisition-related costs of $2 million. 2021 includes a gain on disposition of $2 million. 2022 and 2021 include amortization of intangibles from acquisitions of $64 million and $16 million, respectively.

Revenue increased 39% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 823%. Excluding the impact of a gain dispositions of 835 percentage points, partially offset by higher amortization of intangibles of 30 percentage points, employee severance charges in 2022 of 11 percentage points and acquisition-related costs in 2022 of 2 percentage points, operating profit increased 31% primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, an increase in technology expenses and higher compensation costs. Foreign exchange rates had a favorable impact of 2 percentage points.
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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $34 million and $33 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2022	2021	% Change
Revenue	$868	$1,017	(15)%

Transaction revenue	$404	$582	(31)%
Non-transaction revenue	$464	$435	7%
% of total revenue:
Transaction revenue	47%	57%
Non-transaction revenue	53%	43%

U.S. revenue	$474	$612	(23)%
International revenue	$394	$405	(3)%
% of total revenue:
U.S. revenue	55%	60%
International revenue	45%	40%

Operating profit [1]	$511	$681	(25)%
Operating margin %	59%	67%
12022 includes employee severance charges of $5 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $2 million and $5 million, respectively.
Revenue decreased 15%, with an unfavorable impact from foreign exchange rates of 2 percentage points. Transaction revenue decreased due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings due to decreased U.S. issuance volumes. A decrease in structured finance revenues primarily driven by decreased issuance of U.S. collateralized loan obligations ("CLOs") also contributed to the decrease in transaction revenue. Reduced issuance volumes mainly resulting from unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year period. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our CRISIL subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit decreased 25%, with an unfavorable impact from foreign exchange rates of 2 percentage points. Excluding the impact of higher employee severance charges in 2022 of 1 percentage point partially offset by lower amortization of intangibles from acquisitions of 1 percentage point, operating profit decreased 25%. The lower operating profit is a combination of softer revenue and higher expenses, primarily from compensation costs due to the realignment of the timing of merit and grant cycles and impact from investments in analytical capabilities (in both Ratings and CRISIL). Non-compensation costs also increased driven by the resumption of business travel from the lifting of COVID restrictions and the ramp up of technology investment spend, partially offset by lower occupancy costs from reduced real estate footprint.

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

	First Quarter Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	(75)%	(54)%	(68)%
Investment-grade issuance	(19)%	(11)%	(5)%
Total issuance	(35)%	(18)%	(15)%
*     Includes Industrials and Financial Services.
•Corporate issuance was down in the U.S. and Europe for the quarter driven by weakness in high-yield and investment-grade issuance reflecting unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year period.

	First Quarter Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	16%	(62)%	5%
Structured credit (primarily CLOs)	(51)%	(34)%	(47)%
Commercial mortgage-backed securities (“CMBS”)	127%	(53)%	104%
Residential mortgage-backed securities (“RMBS”)	106%	23%	63%
Covered bonds	*	91%	174%
Total issuance	9%	27%	26%
*     Represents no activity in 2022 and 2021.

•ABS issuance increased in the U.S. primarily driven by growth in Consumer Credit Cards and Loans. Issuance was down in Europe primarily driven by a decline in Consumer Loans and Auto Leases.

•CLO issuance was down in the U.S. and European structured credit markets due to the Libor-to Sofr transition and market volatility around inflation and the crisis in Ukraine.

•CMBS issuance was up in the U.S. reflecting increases in Single-Asset, Single-Borrower (SASB), Conduit and CRE-CLOs. CMBS issuance was down in Europe, although from a low 2021 base.

•RMBS issuance was up in the U.S. reflecting increased market volume in Prime, Performing and Credit Risk Transfers. RMBS issuance increased in Europe in the quarter reflecting growth in Performing loans.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe increased from a low 2021 base as cheaper government funding programs slowed down.

For a further discussion of competitive and other risks inherent in our Ratings business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Commodity Insights

Commodity Insights is the leading independent provider of information and benchmark prices for the commodity and energy markets. Commodity Insights provides essential price data, analytics, industry insights and software & services, enabling the commodity and energy markets to perform with greater transparency and efficiency.

Commodity Insights revenue is generated primarily through the following sources:

•Subscription revenue — primarily from subscriptions to our market data and market insights (price assessments, market reports and commentary and analytics) along with other information products and software term licenses;
•Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and
•Non-subscription revenue — conference sponsorship, consulting engagements, events, and perpetual software licenses.
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2022	2021	% Change
Revenue	$363	$240	51%

Subscription revenue	$296	$223	33%
Sales usage-based royalties	$19	$16	18%
Non-subscription revenue	$48	$1	N/M
% of total revenue:
Subscription revenue	82%	93%
Sales usage-based royalties	5%	7%
Non-subscription revenue	13%	—%

U.S. revenue	$157	$83	88%
International revenue	$206	$157	31%
% of total revenue:
U.S. revenue	43%	35%
International revenue	57%	65%

Operating profit [1]	$158	$134	18%
Operating margin %	44%	56%
N/M - Represents a change equal to or in excess of 100% or not meaningful
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
12022 includes employee severance costs of $7 million and acquisition-related costs of $2 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $13 million and $2 million, respectively.

Revenue increased 51% primarily due to the impact of the merger with IHS Markit, higher conference revenue driven by the return of in-person attendance at Commodity Insights conferences in 2022 compared to virtual events in 2021 and continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Fuel Oil and Iron Ore also contributed to revenue growth. The Price Assessments, Energy & Resources Data & Insights, and Upstream Data & Insights businesses continue to be the most significant revenue drivers, followed by the Advisory & Transactional Services business, which contributed large growth in the first quarter of 2022.

Operating profit increased 18%. Excluding the impact of higher amortization of intangibles from acquisitions of 8 percentage points, employee severance charges in 2022 of 5 percentage points and acquisition-related costs in 2022 of 1 percentage point, operating profit increased 32%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, an increase in costs related to the Commodity Insights conferences in 2022, higher compensation costs and an increase in operating costs to support business initiatives at Commodity Insights. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

For a further discussion of competitive and other risks inherent in our Commodity Insights business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.
Mobility

Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies. Mobility operates globally, with staff located in over 17 countries.
Mobility's revenue is generated primarily through the following sources:
•Subscription revenue — Mobility's core information products provide critical information and insights to all global OEMs, most of the world’s leading suppliers, and the majority of North American dealerships. Mobility operates across both the new and used car markets. Mobility provides data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supplies car makers and dealers with market reporting products, predictive analytics and marketing automation software; and supports dealers with vehicle history reports, used car listings and service retention services. Mobility also sells a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities; and
•Non-subscription revenue — One-time transactional sales of data that are non-cyclical in nature – and that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity – as well as consulting and advisory services.
The Mobility business was acquired in connection with the merger with IHS Markit on February 28, 2022 and financial results are included since the date of acquisition.
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2022	2021	% Change
Revenue	$115	$—	N/M

Subscription revenue	$86	$—	N/M
Non-subscription revenue	$29	$—	N/M
% of total revenue:
Subscription revenue	75%	—%
Non-subscription revenue	25%	—%

U.S. revenue	$92	$—	N/M
International revenue	$23	$—	N/M
% of total revenue:
U.S. revenue	80%	—%
International revenue	20%	—%

Operating profit [1]	$18	$—	N/M
Operating margin %	16%	—%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1 2022 includes acquisition-related costs of $1 million and amortization of intangibles from acquisitions of $24 million.
For a further discussion of competitive and other risks inherent in our Mobility business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

The following table provides revenue and segment operating profit information for the periods ended March 31:

(in millions)	2022	2021	% Change
Revenue	$322	$270	19%

Asset-linked fees	$218	$183	19%
Subscription revenue	$54	$46	16%
Sales usage-based royalties	$50	$41	22%
% of total revenue:
Asset-linked fees	68%	68%
Subscription revenue	17%	17%
Sales usage-based royalties	16%	15%

U.S. revenue	$271	$227	20%
International revenue	$51	$43	18%
% of total revenue:
U.S. revenue	84%	84%
International revenue	16%	16%

Operating profit [1]	$224	$191	17%
Less: net operating profit attributable to noncontrolling interests	59	51
Net operating profit	$165	$140	17%
Operating margin %	69%	71%
Net operating margin %	51%	52%
1 2022 includes employee severance charges of $2 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $4 million and $1 million, respectively.

Revenue at Indices increased 19% primarily due to higher average levels of assets under management ("AUM") for ETFs and mutual funds, higher exchange-traded derivative revenue and the impact of the merger with IHS Markit. Ending AUM for ETFs at March 31, 2022 was $2.892 trillion. Excluding AUM related to the merger IHS Markit, ending AUM for ETFs increased 25% to $2.756 trillion and average levels of AUM for ETFs increased 27% to $2.680 trillion. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 17%. Excluding the impact of employee severance charges in 2022 of 1 percentage point and higher amortization of intangibles from acquisitions of 1 percentage point, operating profit increased 19%. The impact of revenue growth was partially offset by an increase in strategic investments, higher compensation costs driven by annual merit increases, higher incentive costs and expenses associated with the merger with IHS Markit. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

For a further discussion of competitive and other risks inherent in our Indices business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Engineering Solutions

Engineering Solutions is a leading provider of engineering standards and related technical knowledge. Engineering Solutions includes our Product Design offerings that provide technical professionals with the information and insight required to more effectively design products, optimize engineering projects and outcomes, solve technical problems and address complex supply chain issues. Our offerings utilize advanced knowledge discovery technologies, research tools, and software-based engineering decision engines to advance innovation, maximize productivity, improve quality and reduce risk.

Engineering Solution's revenue is generated primarily through the following sources:
•Subscription revenue — primarily from subscriptions to our Product Design offerings providing standards, codes and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications, which includes Engineering Workbench; Goldfire's cognitive search and other advanced knowledge discovery capabilities that help pinpoint answers buried in enterprise systems and unstructured data enabling engineers and technical professionals to accelerate problem solving; and
•Non-subscription revenue — primarily from retail transaction and consulting services.
The Engineering Solutions business was acquired in connection with the merger with IHS Markit on February 28, 2022 and financial results are included since the date of acquisition.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2022	2021	% Change
Revenue	$33	$—	N/M

Subscription revenue	$30	$—	N/M
Non-subscription revenue	$3	$—	N/M
% of total revenue:
Subscription revenue	91%	—%
Non-subscription revenue	9%	—%

U.S. revenue	$18	$—	N/M
International revenue	$15	$—	N/M
% of total revenue:
U.S. revenue	55%	—%
International revenue	45%	—%

Operating profit [1]	$1	$—	N/M
Operating margin %	4%	—%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1 2022 includes employee severance charges of $1 million and amortization of intangibles from acquisitions of $4 million.
For a further discussion of competitive and other risks inherent in our Engineering Solutions business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $4,407 million as of March 31, 2022, a decrease of $2,098 million from December 31, 2021.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2022	2021	% Change
Net cash provided by (used for):
Operating activities	$222	$768	(71)%
Investing activities	$2,901	$(24)	N/M
Financing activities	$(5,205)	$(293)	N/M

In the first three months of 2022, free cash flow decreased $530 million to $151 million compared to $681 million in the first three months of 2021. The decrease is primarily due to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities decreased $546 million to $222 million for the first three months of 2022. The decrease is mainly due to an increase in IHS Markit merger costs and a grant payment to the S&P Global Foundation in 2022.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities was $2,901 million for the first three months of 2022 compared to cash used for investing activities of $24 million in the first three months of 2021, primarily due to cash received from the dispositions of CUSIP Global Services and Oil Price Information Services in 2022. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $4,912 million to $5,205 million for the first three months of 2022. The increase is primarily attributable to an increase in cash used for share repurchases in 2022. During the three months ended March 31, 2022, we purchased a total of 15.2 million shares for $7.0 billion of cash. During the three months ended March 31, 2021, we did not use cash to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our "credit facility") that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of March 31, 2022 and December 31, 2021, there was no commercial paper outstanding.

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

On February 28, 2022, the Board of Directors approved a quarterly common stock dividend of $0.85 per share. The quarterly dividend will increase from $0.77 to $0.85 per share in the second quarter.

Supplemental Guarantor Financial Information

The senior notes described below were issued by S&P Global Inc. and are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company. All senior notes described below have been registered with the SEC.

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

Summarized results of operations for the three months ended March 31, 2022 are as follows:

(in millions)
Revenue	$758
Operating Profit	235
Net Income	(71)
Net income attributable to S&P Global Inc.	(71)

Summarized balance sheet information as of March 31, 2022 and December 31, 2021 is as follows:

(in millions)	March 31,	December 31,
	2022	2021
Current assets (excluding intercompany from Non-Obligor Group)	$3,502	$6,124
Non-current assets	1,238	846
Current liabilities (excluding intercompany to Non-Obligor Group)	1,275	1,307
Non-current liabilities	11,984	5,242
Intercompany payables to Non-Obligor Group	7,607	4,851

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

(in millions)	2022	2021	% Change
Cash provided by operating activities	$222	$768	(71)%
Capital expenditures	(16)	(18)
Distributions to noncontrolling interest holders, net	(55)	(69)
Free cash flow	$151	$681	(78)%

(in millions)	2022	2021	% Change
Cash provided by (used for) investing activities	2,901	(24)	N/M
Cash used for financing activities	(5,205)	(293)	N/M

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political and regulatory conditions, and factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., COVID-19), geopolitical uncertainty (including military conflict), and conditions that may result from legislative, regulatory, trade and policy changes;
•the ability of the Company to retain customers and to implement its plans, forecasts and other expectations with respect to IHS Markit’s business and realize expected synergies;
•business disruption following the Merger;
•the Company’s ability to meet expectations regarding the accounting and tax treatments of the Merger;
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
•the continuously evolving regulatory environment, in Europe, the United States and elsewhere around the globe, affecting S&P Global Ratings, S&P Global Commodity Insights, S&P Dow Jones Indices, S&P Global Market Intelligence, and the products those business divisions offer including our ESG products, and the Company’s compliance therewith;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2022 and December 31, 2021, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2022 and December 31, 2021, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of March 31, 2022 and December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, we completed the merger with IHS Markit. As part of our ongoing integration activities, we are incorporating our controls and procedures into this recently acquired business concurrent with the augmentation of our Company-wide controls. There were no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies - Legal & Regulatory Matters to the consolidated financial statements of this Form 10-Q for information on our legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we have previously disclosed in Item 1A, Risk Factors, in our most recent Form 10-K.

Merger Risks

Our future results will suffer if we do not effectively adjust to changes in our business resulting from the merger.

Our recent merger with IHS Markit has changed the composition of our markets and product mix, exposing us to the automotive industry and the upstream exploration and production industry and its associated cyclicality, for example. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills. Notwithstanding that our businesses have significant complimentary products and services, as we integrate the business lines, we may discover that we do not posses the skills or knowledge to appropriately manage such new business lines.

Notwithstanding extensive integration planning, given the restrictions imposed by antitrust regulations, we did not have full access to IHS Markit data. We relied on third-parties, clean rooms and publicly available data to inform our assumptions about the business. Since closing of the merger, we have already adjusted some of our assumptions based on full access to IHS Markit. While such adjustments have not been material to date, there can be no assurance that future discoveries will not have a material adverse effect on our ability to realize the cost or revenue synergies or other benefits we expect from the merger.

Business, Operational and Regulatory Risks

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from the ongoing military conflict between Russia and Ukraine.

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from ongoing military conflict between Russia and Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. We are suspending our existing operations in Russia and Belarus. Suspending our operations does not have a material effect on our results of operations, however the length and impact of the ongoing military conflict is highly unpredictable, and has resulted in market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in increased volatility and disruption to the global economy and the markets in which we operate adversely impacting our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the first quarter of 2022, we repurchased 14.5 million shares under the 2020 Repurchase Program and, as of March 31, 2022, 15.5 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the first quarter of 2022, we repurchased 0.8 million shares under our 2013 Repurchase Program and as of

March 31, 2022, we completed the 2013 Repurchase Program.

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

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2022 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2022	30,870	$471.59	—	30.8 million
February 1 — February 28, 2022	1,373	412.06	—	30.8 million
March 1 — March 31, 2022	15,234,028	398.72	15,233,754	15.5 million
Total — Quarter	15,266,271	$468.46	15,233,754	15.5 million

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

During Q1, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During Q1, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

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

S&P Global Inc.
Registrant

Date:	May 3, 2022	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	May 3, 2022	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer