Form 10-Q
period 2022-06-30
S&P Global Inc.
filed 2022-08-03
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022 (latest practicable date), 333.5 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of June 30, 2022, and the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2022 and 2021, the related consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
August 2, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$2,993	$2,106	$5,383	$4,122
Expenses:
Operating-related expenses	1,011	533	1,760	1,055
Selling and general expenses	764	374	1,722	740
Depreciation	36	23	62	42
Amortization of intangibles	267	22	379	53
Total expenses	2,078	952	3,923	1,890
Gain on dispositions	(556)	—	(1,899)	(2)
Equity in income on unconsolidated subsidiaries	(11)	—	(15)	—
Operating profit	1,482	1,154	3,374	2,234
Other income, net	(1)	(22)	(50)	(29)
Interest expense, net	90	32	147	63
Loss on extinguishment of debt, net	2	—	19	—
Income before taxes on income	1,391	1,144	3,258	2,200
Provision for taxes on income	340	287	908	534
Net income	1,051	857	2,350	1,666
Less: net income attributable to noncontrolling interests	(79)	(59)	(143)	(113)
Net income attributable to S&P Global Inc.	$972	$798	$2,207	$1,553

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.87	$3.31	$7.19	$6.45
Diluted	$2.86	$3.30	$7.17	$6.42
Weighted-average number of common shares outstanding:
Basic	338.0	240.8	306.8	240.7
Diluted	339.3	241.8	308.0	241.7

Actual shares outstanding at period end			336.2	241.0
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$1,051	$857	$2,350	$1,666

Other comprehensive income:
Foreign currency translation adjustments	(95)	38	(116)	13
Income tax effect	(22)	7	(27)	2
	(117)	45	(143)	15

Pension and other postretirement benefit plans	(4)	(1)	1	20
Income tax effect	1	—	—	(4)
	(3)	(1)	1	16

Unrealized gain (loss) on cash flow hedges	122	(216)	229	(214)
Income tax effect	(31)	56	(57)	56
	91	(160)	172	(158)

Comprehensive income	1,022	741	2,380	1,539
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(7)	(8)	(12)	(10)
Less: comprehensive income attributable to redeemable noncontrolling interests	(72)	(51)	(131)	(103)
Comprehensive income attributable to S&P Global Inc.	$943	$682	$2,237	$1,426

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,571	$6,497
Restricted cash	2	8
Accounts receivable, net of allowance for doubtful accounts: 2022 - $43; 2021 - $26	2,125	1,650
Prepaid and other current assets	537	334
Assets of a business held for sale	—	321
Total current assets	6,235	8,810
Property and equipment, net of accumulated depreciation: 2022 - $970; 2021 - $620	332	241
Right of use assets	557	426
Goodwill	34,444	3,506
Other intangible assets, net	20,059	1,285
Equity investment in unconsolidated subsidiaries	1,859	165
Other non-current assets	837	593
Total assets	$64,323	$15,026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$385	$205
Accrued compensation and contributions to retirement plans	431	607
Short-term debt	14	—
Income taxes currently payable	166	90
Unearned revenue	2,933	2,217
Other current liabilities	1,029	547
Liabilities of a business held for sale	—	149
Total current liabilities	4,958	3,815
Long-term debt	10,776	4,114
Lease liabilities — non-current	632	492
Pension and other postretirement benefits	267	262
Deferred tax liability — non-current	4,449	174
Other non-current liabilities	441	633
Total liabilities	21,523	9,490
Redeemable noncontrolling interest (Note 8)	3,294	3,429
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2022 - 415 million shares; 2021 - 294 million shares	415	294
Additional paid-in capital	43,242	1,031
Retained income	17,298	15,017
Accumulated other comprehensive loss	(811)	(841)
Less: common stock in treasury	(20,711)	(13,469)
Total equity — controlling interests	39,433	2,032
Total equity — noncontrolling interests	73	75
Total equity	39,506	2,107
Total liabilities and equity	$64,323	$15,026

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net income	$2,350	$1,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	62	42
Amortization of intangibles	379	53
Provision for losses on accounts receivable	12	13
Deferred income taxes	(91)	(47)
Stock-based compensation	143	50
Gain on dispositions	(1,899)	(2)
Loss on extinguishment of debt, net	19	—
Other	94	22
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	387	153
Prepaid and other current assets	(31)	(71)
Accounts payable and accrued expenses	(285)	(199)
Unearned revenue	(150)	(76)
Other current liabilities	(265)	(26)
Net change in prepaid/accrued income taxes	90	100
Net change in other assets and liabilities	(139)	13
Cash provided by operating activities	676	1,691
Investing Activities:
Capital expenditures	(40)	(25)
Acquisitions, net of cash acquired	275	(10)
Proceeds from dispositions	3,506	2
Changes in short-term investments	4	—
Cash provided by (used for) investing activities	3,745	(33)
Financing Activities:
Payments on short-term debt, net	(219)	—
Proceeds from issuance of senior notes, net	5,395	—
Payments on senior notes	(3,684)	—
Dividends paid to shareholders	(472)	(371)
Proceeds from noncontrolling interest holders	410	—
Distributions to noncontrolling interest holders	(126)	(118)
Repurchase of treasury shares	(8,503)	—
Exercise of stock options	5	7
Employee withholding tax on share-based payments	(74)	(44)
Cash used for financing activities	(7,268)	(526)
Effect of exchange rate changes on cash	(85)	(33)
Net change in cash, cash equivalents, and restricted cash	(2,932)	1,099
Cash, cash equivalents, and restricted cash at beginning of period	6,505	4,122
Cash, cash equivalents, and restricted cash at end of period	$3,573	$5,221

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2022	$415	$43,445	$16,065	$(782)	$19,441	$39,702	$79	$39,781
Comprehensive income [1]			972	(29)		943	7	950
Dividends (Dividend declared per common share — $0.85 per share)			(286)			(286)	(10)	(296)
Share repurchases		(225)			1,275	(1,500)		(1,500)
Employee stock plans		22			(5)	27		27
Change in redemption value of redeemable noncontrolling interest			548			548		548
Other			(1)			(1)	(3)	(4)
Balance as of June 30, 2022	$415	$43,242	$17,298	$(811)	$20,711	$39,433	$73	$39,506

Three Months Ended June 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2021	$294	$935	$13,920	$(648)	$13,469	$1,032	$66	$1,098
Comprehensive income [1]			798	(116)		682	8	690
Dividends (Dividend declared per common share — $0.77 per share)			(185)			(185)	(7)	(192)
Employee stock plans		28			(4)	32		32
Change in redemption value of redeemable noncontrolling interest			(296)			(296)		(296)
Other						—	(1)	(1)
Balance as of June 30, 2021	$294	$963	$14,237	$(764)	$13,465	$1,265	$66	$1,331

Six Months Ended June 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			2,207	30		2,237	12	2,249
Dividends (Dividend declared per common share — $1.62 per share)			(472)			(472)	(10)	(482)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(1,275)			7,228	(8,503)		(8,503)
Employee stock plans		71			14	57		57
Change in redemption value of redeemable noncontrolling interest			547			547		547
Other			(1)			(1)	(4)	(5)
Balance as of June 30, 2022	$415	$43,242	$17,298	$(811)	$20,711	$39,433	$73	$39,506

Six Months Ended June 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$294	$946	$13,367	$(637)	$13,461	$509	$62	$571
Comprehensive income [1]			1,553	(127)		1,426	10	1,436
Dividends (Dividend declared per common share — $1.54 per share)			(371)			(371)	(7)	(378)
Employee stock plans		17			4	13		13
Change in redemption value of redeemable noncontrolling interest			(312)			(312)		(312)
Other						—	1	1
Balance as of June 30, 2021	$294	$963	$14,237	$(764)	$13,465	$1,265	$66	$1,331

1Excludes comprehensive income of $72 million and $51 million for the three months ended June 30, 2022 and 2021, respectively, and $131 million and $103 million for the six months ended June 30, 2022 and 2021, respectively, attributable to our redeemable noncontrolling interest.

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Basis of Presentation

S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets.

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

On February 28, 2022, we completed the merger with IHS Markit Ltd. ("IHS Markit") by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and during the three and six months ended June 30, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $2 million and $8 million as of June 30, 2022 and December 31, 2021, respectively. Restricted cash primarily consisted of cash required to be on deposit under contractual agreements in connection with certain acquisitions and dispositions.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2022 and December 31, 2021, contract assets were $78 million and $9 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at June 30, 2022 compared to December 31, 2021 is primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by $1.3 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.1 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $140 million and $137 million as of June 30, 2022 and December 31, 2021, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

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

Other Income, net

The components of other income, net for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2022	2021	2022	2021
Other components of net periodic benefit cost	$(7)	$(11)	$(11)	$(22)
Net loss (gain) from investments	$6	$(11)	$(39)	$(7)
Other income, net	$(1)	$(22)	$(50)	$(29)

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

**Based on S&P Global's closing stock price on February 25, 2022.

Preliminary Allocation of Purchase Price

The merger with IHS Markit was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which $699 million is expected to be deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from duplicative overhead, streamlined operations and enhanced operational efficiency. Goodwill associated with the merger has not yet been assigned to the Company’s reportable segments. The June 30, 2022 consolidated balance sheet includes the assets and liabilities of IHS Markit, which have been measured at fair value as of the acquisition date. The preliminary allocation of purchase price recorded for IHS Markit was as follows:

(in millions)	February 28, 2022
Assets acquired
Cash and cash equivalents	$310
Accounts receivable, net	968
Prepaid and other current assets	242
Assets of a business held for sale	1,519
Property and equipment	122
Right of use assets	240
Goodwill	30,986
Other intangible assets	19,162
Equity investment in unconsolidated subsidiaries	1,644
Other non-current assets	86
Total assets acquired	$55,279
Liabilities assumed
Account payable	$174
Accrued compensation	81
Short-term debt	968
Unearned revenue	1,053
Other current liabilities	584
Liabilities of a business held for sale	72
Long-term debt	4,191
Lease liabilities - non-current	231
Deferred tax liability - non-current	4,333
Other non-current liabilities	56
Total liabilities assumed	$11,743
Total consideration transferred	$43,536

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

Acquired Identifiable Intangible Assets

The following table sets forth preliminary estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in millions)	Fair Value	Weighted Average Useful Lives
Customer relationships	$14,082	25 years
Trade names and trademarks	1,459	14 years
Developed technology	1,042	10 years
Databases	2,579	12 years
Total Identified Intangible Assets	$19,162	21 years

Expected Amortization Expense

Expected amortization expense for the Company's intangible assets over the next five years for the years ended December 31 is as follows:

(in millions)	2022	2023	2024	2025	2026
Amortization expense	$926	$1,090	$1,089	$1,053	$1,038

Acquisition-Related Expenses

The Company incurred acquisition-related costs of $135 million and $379 million related to the IHS Markit merger for the three and six months ended June 30, 2022, respectively, and $50 million and $99 million for the three and six months ended June 30, 2021, respectively. These costs were included in selling and general expenses within the Company’s consolidated statements of income for the three and six months ended June 30, 2022, and June 30, 2021, respectively.

Pro forma information
Since the acquisition date, the results of operations for IHS Markit of $1.122 billion of revenue and $196 million of operating profit for the three months ended June 30, 2022, and $1.548 billion of revenue and $249 million of operating profit for the six months ended June 30, 2022, respectively, have been included within the accompanying consolidated statements of income.

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and six months ended June 30, 2022 and 2021 as if the acquisition of IHS Markit had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of IHS Markit been completed on January 1, 2021. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition.

	Three months ended June 30		Six months ended June 30
(in millions)	2022	2021	2022	2021
Revenue	$2,970	$3,113	$6,042	$6,135
Net income	$961	$865	$2,491	$1,539

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition.

2021

During the three and six months ended June 30, 2021, we did not complete any material acquisitions.

Divestitures

2022

As a condition of securing regulatory approval for the merger, S&P Global and IHS Markit agreed to divest of certain of their businesses. S&P Global’s divestitures include CUSIP Global Services, its Leveraged Commentary and Data (“LCD”) business and a related family of leveraged loan indices while IHS Markit’s divestitures include Oil Price Information Services (“OPIS”); Coal, Metals and Mining; and PetroChem Wire businesses and its Base Chemicals business.

In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which is payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $518 million ($396 million after tax) for the sale of LCD and $38 million ($31 million after tax) for the sale of a family of leveraged loan indices in Gain on dispositions in the consolidated statements of income.

In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the six months ended June 30, 2022, we recorded a pre-tax gain of $1.344 billion ($1.006 billion after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

In February 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

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

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheet consist of the following:

(in millions)	June 30,	December 31,
	2022	2021 [1]
Accounts Receivable, net	$—	$59
Goodwill	—	255
Other assets	—	7
Assets of businesses held for sale	$—	$321

Accounts payable and accrued expenses	$—	$11
Unearned revenue	—	138
Liabilities of businesses held for sale	$—	$149
1 Assets and liabilities held for sale as of December 31, 2021 relate to CGS and LCD.

The operating profit of our businesses that were disposed of for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2022	2021	2022	2021
Operating profit [2]	$15	$42	$48	$84
2 The operating profit presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The three and six months ended June 30, 2022 excludes pre-tax gains related to the sale LCD and a related family of leveraged loan indices of $518 million and $38 million, respectively. The six months ended June 30, 2022 also excludes a pre-tax gain related to the sale of CGS of $1.3 billion. The six months ended June 30, 2021 excludes a pre-tax gain related to the sale of SPIAS of $2 million.

3.    Income Taxes

The effective income tax rate was 24.5% and 27.9% for the three and six months ended June 30, 2022, respectively, and 25.1% and 24.3% for the three and six months ended June 30, 2021, respectively. The decrease in the three months ended June 30, 2022 was primarily due to mix of income by jurisdiction. The increase in six months ended June 30, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of June 30, 2022 and December 31, 2021, the total amount of federal, state and local, and foreign unrecognized tax benefits was $197 million and $147 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2022 and December 31, 2021, we had $32 million and $24 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $19 million in the next twelve months as a result of the resolution of local tax examinations.

4.    Debt
A summary of short-term and long-term debt outstanding is as follows:

(in millions)	June 30, 2022	December 31, 2021
5.0% Senior Notes, due 2022 [1]	$14	$—
4.125% Senior Notes, due 2023 [2]	39	—
3.625% Senior Notes, due 2024 [3]	48	—
4.75% Senior Notes, due 2025 [4]	4	—
4.0% Senior Notes, due 2025 [5]	—	696
4.0% Senior Notes, due 2026 [6]	3	—
2.95% Senior Notes, due 2027 [7]	496	496
2.45% Senior Notes, due 2027 [8]	1,235	—
4.75% Senior Notes, due 2028 [9]	830	—
4.25% Senior Notes, due 2029 [10]	1,035	—
2.5% Senior Notes, due 2029 [11]	496	496
2.7% Sustainability-Linked Senior Notes, due 2029 [12]	1,232	—
1.25% Senior Notes, due 2030 [13]	594	593
2.90% Senior Notes, due 2032 [14]	1,470	—
6.55% Senior Notes, due 2037 [15]	290	290
4.5% Senior Notes, due 2048 [16]	272	273
3.25% Senior Notes, due 2049 [17]	590	589
3.70% Senior Notes, due 2052 [18]	974	—
2.3% Senior Notes, due 2060 [19]	682	681
3.9% Senior Notes, due 2062 [20]	486	—
Total debt	10,790	4,114
Less: short-term debt including current maturities	14	—
Long-term debt	$10,776	$4,114
1     Interest payments are due semiannually on May 1 and November 1.
2     Interest payments are due semiannually on February 1 and August 1.
3     Interest payments are due semiannually on May 1 and November 1.
4     Interest payments are due semiannually on February 15 and August 15.
5     We made a $287 million payment on the early retirement of our 4.0% senior notes in the second quarter of 2022.
6     Interest payments are due semiannually on March 1 and September 1.
7    Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2022, the unamortized debt discount and issuance costs total $4 million.
8    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of     June 30, 2022, the unamortized debt discount and issuance costs total $15 million.
9     Interest payments are due semiannually on February 1 and August 1.
10 Interest payments are due semiannually on May 1 and November 1.
11    Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2022, the unamortized debt discount and issuance costs total $4 million.
12    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of June 30, 2022, the unamortized debt discount and issuance costs total $18 million.
13    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2022, the unamortized debt discount and issuance costs total $6 million.
14 Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of June 30, 2022, the unamortized debt discount and issuance costs total $30 million.

15    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2022, the unamortized debt discount and issuance costs total $3 million.
16    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2022, the unamortized debt discount and issuance costs total $11 million.
17 Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2022, the unamortized debt discount and issuance costs total $10 million.
18    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of June 30, 2022, the unamortized debt discount and issuance costs total $26 million.
19    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2022, the unamortized debt discount and issuance costs total $18 million.
20    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of June 30, 2022, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $9.7 billion and $4.4 billion as of June 30, 2022 and December 31, 2021, respectively, and was estimated based on quoted market prices.

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

On March 4, 2022, we issued $1,250 million of 2.45% Senior Notes due 2027, $1,250 million of 2.7% Sustainability-Linked Senior Notes due 2029, $1,500 million of 2.9% Senior Notes due 2032, $1,000 million of 3.7% Senior Notes due 2052, and $500 million of 3.9% Senior Notes due 2062. The Notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In the first quarter of 2022, we used a portion of the net proceeds from the new debt issuance to fund the redemption and extinguishment of the outstanding principal amount of our 4.125% Senior Notes due 2023, 3.625% Senior Notes due 2024, and our 4.0% Senior Notes due 2026 which were former IHS Markit Notes that were exchanged to SPGI Notes as part of the Exchange Offer. In addition, we also used part of the net proceeds from the new debt issuance noted above to fund the early tender as well as a subsequent full redemption of our 5.0% Senior Notes due 2022 and the 4.750% Senior Notes due 2025, both of which were former IHS Markit Notes that were exchanged to SPGI Notes as part of the Exchange Offer, as well as our 4.0% Senior Notes due 2025. The majority of these transactions settled within the first quarter of 2022, however, given the timing of certain redemptions, a lesser portion of these settled in the second quarter of 2022, including the redemption and extinguishment of the $287 million outstanding principal amount on our 4.0% senior notes due in 2025, and a portion of the outstanding principal amounts of our 5.0% senior notes due in 2022 and our 4.75% senior notes due in 2025, of approximately $52 million and $247 million, respectively.

During the three and six months ended June 30, 2022, we recognized a $2 million and $19 million loss on extinguishment of debt. The six months ended June 30, 2022 includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $99 million non-cash write-off related to the fair market value step up premium on extinguished debt.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our "credit facility") that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of June 30, 2022 and December 31, 2021, there was no commercial paper outstanding.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. We currently pay a commitment fee of 8 basis points. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant required is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2022 and December 31, 2021, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the twelve months ended December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2022 and twelve months ended December 31, 2021, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of June 30, 2022 and December 31, 2021, the aggregate notional value of these outstanding forward contracts was $1.1 billion and $376 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in prepaid and other current assets as of June 30, 2022 and December 31, 2021 was $2 million and $5 million, respectively. The amount recorded in other current liabilities as of June 30, 2022 and December 31, 2021 was $23 million and less than $1 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $49 million and $69 million for three and six months ended June 30, 2022 respectively, and a net gain of $3 million and a net loss of $3 million for three and six months ended June 30, 2021, respectively

Net Investment Hedges

During the twelve months ended December 31, 2021, we entered into cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. As of June 30, 2022 and December 31, 2021, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and six months ended June 30, 2022 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest expense of $8 million and $18 million for the three and six months ended June 30, 2022 and net interest income of $5 million and $9 million for the three and six months ended June 30, 2021, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the six months ended June 30, 2022 and twelve months ended December 31, 2021, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2024 and the fourth quarter of 2023, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of June 30, 2022, we estimate that $13 million of pre-tax loss related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of June 30, 2022 and December 31, 2021, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $493 million and $498 million, respectively.
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
As of June 30, 2022, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $1.4 billion.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of June 30, 2022 and December 31, 2021:

(in millions)		June 30,	December 31,
Balance Sheet Location		2022	2021
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$6	$7
Other current liabilities	Foreign exchange forward contracts	$18	$—
Other non-current assets	Interest rate swap contracts	$62
Other non-current liabilities	Interest rate swap contracts	$—	$270
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$93	$—
Other non-current liabilities	Cross currency swaps	$—	$17
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2022	2021		2022	2021
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(12)	$(6)	Revenue, Selling and general expenses	$(1)	$5
Interest rate swap contracts	$135	$(208)	Interest expense, net	$(1)	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$80	$11	Interest expense, net	$(1)	$(3)
Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2022	2021		2022	2021
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(18)	$(6)	Revenue, Selling and general expenses	$1	$10
Interest rate swap contracts	$248	$(206)	Interest expense, net	$(2)	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$106	$26	Interest expense, net	$(2)	$(3)
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2022	2021	2022	2021
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$1	$14	$6	$14
Change in fair value, net of tax	(11)	3	(14)	8
Reclassification into earnings, net of tax	1	(5)	(1)	(10)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(9)	$12	$(9)	$12
Interest rate swap contracts
Net unrealized losses (gains) on cash flow hedges, net of taxes, beginning of period	$(118)	$2	$(203)	$—
Change in fair value, net of tax	101	(157)	185	(155)
Reclassification into earnings, net of tax	1	—	2	—
Net unrealized losses on cash flow hedges, net of taxes, end of period	$(16)	$(155)	$(16)	$(155)

Net Investment Hedges
Net unrealized losses on net investment hedges, net of taxes, beginning of period	$(2)	$(70)	$(17)	$(81)
Change in fair value, net of tax	63	8	77	19
Reclassification into earnings, net of tax	1	3	2	3
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$62	$(59)	$62	$(59)

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2022	2021	2022	2021
Service cost	$1	$1	$1	$2
Interest cost	12	10	25	21
Expected return on assets	(22)	(26)	(44)	(52)
Amortization of prior service credit / actuarial loss	3	5	6	9
Net periodic benefit cost	$(6)	$(10)	$(12)	$(20)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2022 and 2021.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2022. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2022 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2022, we contributed $4 million to our retirement plans and expect to make additional required contributions of approximately $7 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the second half of 2022.

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

Total stock-based compensation expense primarily related to restricted stock and unit awards was $48 million and $143 million for the three and six months ended June 30, 2022, respectively, and $31 million and $50 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, stock-based compensation expense primarily related to the early vesting of IHS Markit equity awards as a result of employee terminations and restructuring efforts. During the six months ended June 30, 2022, the Company granted 0.7 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $389.62 per share. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of June 30, 2022 was $264 million, which is expected to be recognized over a weighted average period of 1.8 years.

8.    Equity

Dividends

On January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share.

On February 28, 2022, the Board of Directors approved a quarterly common stock dividend of $0.85 per share. The quarterly dividend increased from $0.77 to $0.85 per share in the second quarter.

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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2022, we completed the 2013 repurchase program and 11.7 million shares remained available under the 2020 Repurchase Program. Our 2020 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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
During the six months ended June 30, 2022, we initiated a series of uncapped ASR agreements aggregating a total of $8.5 billion as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
May 13, 2022 [1]	3.8	—	3.8	$336.85	$1,500
March 1, 2022 [2]	15.2	—	15.2	$390.58	$7,000
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.5 billion and received an initial delivery of 3.8 million shares, representing 85% of the $1.5 billion at a price equal to the then market price of the Company. The final settlement of the transaction under the ASR is expected to be completed no later than the third quarter of 2022. The ASR agreement was executed under our 2020 Repurchase Program.
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

During the six months ended June 30, 2022, we purchased a total of 19.0 million shares for $8.5 billion of cash. During the six months ended June 30, 2021, we did not use cash to repurchase shares.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interest during the six months ended June 30, 2022 were as follows:

(in millions)
Balance as of December 31, 2021	$3,429
Net income attributable to redeemable noncontrolling interest	131
Equity contribution from redeemable noncontrolling interest	410
Distributions payable to redeemable noncontrolling interest	(129)
Redemption value adjustment	(547)
Balance as of June 30, 2022	$3,294

On June 1, 2022 the Company contributed its interest in the IHSM Indices acquired as part of the Merger to S&P Dow Jones Indices LLC. The IHSM Indices will be operated, managed, and distributed by S&P Dow Jones Indices LLC. CME Group paid the Company $410 million in exchange for both a 27% ownership of IHSM’s Indices and to maintain their 27% proportionate ownership in the S&P Dow Jones Indices LLC joint venture.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2022:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(336)		$(305)		$(200)		$(841)
Other comprehensive (loss) income before reclassifications	(143)	1	(4)		172		25
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		5	2	—	3	5
Net other comprehensive (loss) income	(143)		1		172		30
Balance as of June 30, 2022	$(479)		$(304)		$(28)		$(811)
1Includes an unrealized gain related to our cross currency swaps. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $1 million for the six months ended June 30, 2022. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2022	2021	2022	2021
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$972	$798	$2,207	$1,553

Basic weighted-average number of common shares outstanding	338.0	240.8	306.8	240.7
Effect of stock options and other dilutive securities	1.3	1.0	1.2	1.1
Diluted weighted-average number of common shares outstanding	339.3	241.8	308.0	241.7

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.87	$3.31	$7.19	$6.45
Diluted	$2.86	$3.30	$7.17	$6.42

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2022 and 2021, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million and 0.5 million as of June 30, 2022 and 2021, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2022 and 2021 restructuring plan consisted of a company-wide workforce reduction of approximately 418 and 30 positions, and is further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2022 by segment is as follows:

	2022 Restructuring Plan		2021 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$27	$19	$3	$3
Ratings	13	10	3	3
Commodity Insights	22	15	—	—
Mobility	2	2	—	—
Indices	4	3	—	—
Engineering Solutions	1	1	—	—
Corporate	58	42	13	11
Total	$127	$92	$19	$17

We recorded a pre-tax restructuring charge of $127 million primarily related to employee severance charges for the 2022 restructuring plan during the six months ended June 30, 2022 and have reduced the reserve by $35 million. The ending reserve balance for the 2021 restructuring plan was $19 million as of December 31, 2021. For the six months ended June 30, 2022, we have reduced the reserve for the 2021 restructuring plan by $2 million. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results for the periods ended June 30 is as follows:

Revenue	Three Months		Six Months
(in millions)	2022	2021	2022	2021
Market Intelligence	$1,030	$539	$1,758	$1,063
Ratings	796	1,073	1,663	2,090
Commodity Insights	438	252	801	492
Mobility	337	—	452	—
Indices	339	278	661	548
Engineering Solutions	96	—	129	—
Intersegment elimination [1]	(43)	(36)	(81)	(71)
Total revenue	$2,993	$2,106	$5,383	$4,122

Operating Profit	Three Months		Six Months
(in millions)	2022	2021	2022	2021
Market Intelligence [2]	$702	$174	$2,191	$335
Ratings [3]	464	729	976	1,410
Commodity Insights [4]	141	141	299	275
Mobility [5]	58	—	76	—
Indices [6]	270	196	493	387
Engineering Solutions [7]	1	—	2	—
Total reportable segments	1,636	1,240	4,037	2,407
Corporate Unallocated expense [8]	(165)	(86)	(678)	(173)
Equity in Income on Unconsolidated Subsidiaries [9]	11	—	15	—
Total operating profit	$1,482	$1,154	$3,374	$2,234
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
2 Operating profit for the three and six months ended June 30, 2022 includes gain on dispositions of $518 million and $1.9 billion, respectively, employee severance charges of $13 million and $31 million, respectively, IHS Markit merger costs of $12 million and $15 million, respectively, and acquisition-related costs of $1 million. Operating profit for six months ended June 30, 2021 includes a gain on disposition of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $133 million and $16 million for the three months ended June 30, 2022 and 2021, respectively and $197 million and $33 million for six months ended June 30, 2022 and 2021, respectively.
3 Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $7 million and $12 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2022 and 2021, and $3 million and $7 million for the six months ended June 30, 2022 and 2021, respectively.

4 Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $17 million and $24 million, respectively, and IHS Markit merger costs of $4 million and $6 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $32 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $45 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.
5 Operating profit for the three and six months ended June 30, 2022 includes acquisition-related costs of $3 million and $4 million, respectively, employee severance changes of $2 million and IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $77 million and $101 million for the three and six months ended June 30, 2022, respectively.
6 Operating profit for the three and six months ended June 30, 2022 includes a gain on disposition of $38 million, employee severance charges of $2 million and $4 million, respectively and IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $9 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $13 million and $3 million for the six months ended June 30, 2022 and 2021, respectively.
7 Operating profit for three and six months ended June 30, 2022 includes employee severance charges of $1 million and $2 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $15 million and $19 million for the three and six months ended June 30, 2022, respectively.
8 Corporate Unallocated expense for the three and six months ended June 30, 2022 includes IHS Markit merger costs of $117 million and $357 million, respectively, employee severance charges of $18 million and $64 million, respectively, acquisition-related costs of $4 million and $5 million, respectively and asset write-offs of $3 million. The six months ended June 30, 2022 includes a S&P Foundation grant of $200 million and lease impairments of $5 million. Corporate Unallocated expense for the three and six months ended June 30, 2021 includes IHS Markit merger costs of $50 million and $99 million, respectively, a lease impairment of $3 million, and for six months ended June 30, 2021 includes Kensho retention related expense of $2 million. Corporate Unallocated expense also includes amortization of intangibles from acquisitions of $1 million for the six months ended June 30, 2022 and $7 million for the six months ended June 30, 2021.
9 Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $14 million and $28 million for the three and six months ended June 30, 2022, respectfully.

The following table presents our revenue disaggregated by revenue type for the periods ended June 30:

(in millions)	Ratings	Market Intelligence	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2022
Subscription	$—	$867	$397	$264	$68	$89	$—	$1,685
Non-subscription / Transaction	344	42	26	73	—	7	—	492
Non-transaction	452	—	—	—	—	—	(43)	409
Asset-linked fees	—	—	—	—	214	—	—	214
Sales usage-based royalties	—	—	15	—	57	—	—	72
Recurring variable revenue	—	121	—	—	—	—		121
Total revenue	$796	$1,030	$438	$337	$339	$96	$(43)	$2,993

Timing of revenue recognition
Services transferred at a point in time	$344	$42	$26	$73	$—	$7	$—	$492
Services transferred over time	452	988	412	264	339	89	(43)	2,501
Total revenue	$796	$1,030	$438	$337	$339	$96	$(43)	$2,993

	Six Months Ended June 30, 2022
Subscription	$—	$1,526	$694	$350	$121	$119	$—	$2,810
Non-subscription / Transaction	747	71	74	102	—	10	—	1,004
Non-transaction	916	—	—	—	—	—	(81)	835
Asset-linked fees	—	—	—	—	433	—	—	433
Sales usage-based royalties	—	—	33	—	107	—	—	140
Recurring variable revenue	—	161	—	—	—	—	—	161
Total revenue	$1,663	$1,758	$801	$452	$661	$129	$(81)	$5,383

Timing of revenue recognition
Services transferred at a point in time	$747	$71	$74	$102	$—	$10	$—	$1,004
Services transferred over time	916	1,687	727	350	661	119	(81)	4,379
Total revenue	$1,663	$1,758	$801	$452	$661	$129	$(81)	$5,383

(in millions)	Ratings	Market Intelligence	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2021
Subscription	$—	$524	$233	$—	$48	$—	$—	$805
Non-subscription / Transaction	615	15	3	—	—	—	—	633
Non-transaction	458	—	—	—	—	—	(36)	422
Asset-linked fees	—	—	—	—	195	—	—	195
Sales usage-based royalties	—	—	16	—	35	—	—	51
Total revenue	$1,073	$539	$252	$—	$278	$—	$(36)	$2,106

Timing of revenue recognition
Services transferred at a point in time	$615	$15	$3	$—	$—	$—	$—	$633
Services transferred over time	458	524	249	—	278	—	(36)	1,473
Total revenue	$1,073	$539	$252	$—	$278	$—	$(36)	$2,106

	Six Months Ended June 30, 2021
Subscription	$—	$1,037	$455	$—	$94	$—	$—	$1,586
Non-subscription / Transaction	1,197	26	5	—	—	—	—	1,228
Non-transaction	893	—	—	—	—	—	(71)	822
Asset-linked fees	—	—	—	—	378	—	—	378
Sales usage-based royalties	—	—	32	—	76	—	—	108
Total revenue	$2,090	$1,063	$492	$—	$548	$—	$(71)	$4,122

Timing of revenue recognition
Services transferred at a point in time	$1,197	$26	$5	$—	$—	$—	$—	$1,228
Services transferred over time	893	1,037	487	—	548	—	(71)	2,894
Total revenue	$2,090	$1,063	$492	$—	$548	$—	$(71)	$4,122
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2022	2021	2022	2021
U.S.	$1,782	$1,262	$3,208	$2,500
European region	699	524	1,266	998
Asia	326	214	590	422
Rest of the world	186	106	319	202
Total	$2,993	$2,106	$5,383	$4,122
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
During the three and six months ended June 30, 2022, we recorded a pre-tax impairment charge of $20 million and $25 million, respectively, related to the impairment and abandonment of operating lease related ROU assets. The pre-tax impairment charge recorded during the three months ending June 30, 2022 is primarily associated with consolidating our real estate facilities following the merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of June 30, 2022 and December 31, 2021:

(in millions)		June 30,	December 31,
Balance Sheet Location		2022	2021
Assets
Right of use assets	Lease right of use assets	$557	$426
Liabilities
Other current liabilities	Current lease liabilities	127	96
Lease liabilities — non-current	Non-current lease liabilities	632	492

The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2022	2021	2022	2021
Operating lease cost	$39	$33	$71	$65
Sublease income	(1)	(1)	(2)	(1)
Total lease cost	$38	$32	$69	$64

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2022	2021	2022	2021
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$43	$33	81	65

Right of use assets obtained in exchange for lease obligations
Operating leases	4	3	4	3

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	6.9	8.3
Weighted-average discount rate	3.36%	3.59%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2022 (Excluding the six months ended June 30, 2022)	$79
2023	137
2024	114
2025	102
2026	88
2027 and beyond	343
Total undiscounted lease payments	$863
Less: Imputed interest	104
Present value of lease liabilities	$759

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2022, S&P Dow Jones Indices LLC earned $46 million and $87 million, respectively, of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2021, S&P Dow Jones Indices LLC earned $31 million and $67 million, respectively, of revenue under the terms of the License Agreement.The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

13. Recently Issued or Adopted Accounting Standards

In October of 2021, the Financial Accounting Standards Board ("FASB") issued guidance that amends the acquirer's accounting for contract assets and contract liabilities from contracts with customers in a business combination in accordance with Topic 606. The guidance is effective for reporting periods beginning after December 15, 2022, and early adoption is permitted. We early adopted this guidance on January 1, 2022. The early adoption of this standard applied to the acquired unearned revenue and contract costs associated with the IHS Markit merger. The adoption did not have a significant impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2022. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2021 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Six Months Ended June 30, 2022 and 2021
•Liquidity and Capital Resources
•Reconciliation of Non-GAAP Financial Information
•Critical Accounting Estimates
•Recently Issued or Adopted Accounting Standards
•Forward-Looking Statements

OVERVIEW

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals and agriculture; and the automotive markets include manufacturers, suppliers, dealerships and service shops.

During 2022, following the completion of our merger with IHS Markit, we reorganized our reportable segments increasing from four reportable segments to six reportable segments consisting of: S&P Global Market Intelligence ("Market Intelligence"), S&P Global Ratings ("Ratings"), S&P Global Commodity Insights ("Commodity Insights"), S&P Global Mobility ("Mobility"), S&P Dow Jones Indices ("Indices") and S&P Global Engineering Solutions ("Engineering Solutions"). The creation of the two additional segments in 2022 did not materially impact prior years’ reportable segments.
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
On February 28, 2022, we completed the merger with IHS Markit Ltd ("IHS Markit") by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and for the three and six months ended June 30, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2022	2021	% Change [1]	2022	2021	% Change [1]
Revenue	$2,993	$2,106	42%	$5,383	$4,122	31%
Operating profit [2]	$1,482	$1,154	28%	$3,374	$2,234	51%
Operating margin %	50%	55%		63%	54%
Diluted earnings per share from net income	$2.86	$3.30	(13)%	$7.17	$6.42	12%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended June 30, 2022 includes a gain on dispositions of $556 million, IHS Markit merger costs of $135 million, employee severance charges of $61 million, acquisition-related costs of $7 million and an asset impairment of $3 million. Operating profit for the six months ended June 30, 2022 includes a gain on dispositions of $1.9 billion, IHS Markit merger costs of $379 million, a S&P Foundation grant of $200 million, employee severance charges of $139 million, acquisition-related costs of $8 million, lease impairments of $5 million and an asset write-off of $3 million. Operating profit for the three months ended June 30, 2021 includes IHS Markit merger costs of $50 million and a lease impairment of $3 million. Operating profit for the six months ended June 30, 2021 includes IHS Markit merger costs of $99 million, a lease impairment of $3 million, Kensho retention related expense of $2 million and a gain on disposition of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $282 million and $$22 million for the three months ended June 30, 2022 and 2021, respectively, and $407 million and $53 million for the six months ended June 30, 2022 and 2021, respectively.
Three Months
Revenue increased 42% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for certain Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions at Market Intelligence; continued demand for market data and market insights products at Commodity Insights; higher exchange-traded derivative revenue and higher average levels of assets under management for mutual funds at Indices. These increases were partially offset by a decrease in revenue at Ratings due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings revenue. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Operating profit increased 28%. Excluding the favorable impact of a higher gain on dispositions of 52 percentage points, partially offset by the impact of higher amortization of intangibles from acquisitions in 2022 of 24 percentage points, higher IHS Markit merger costs in 2022 of 8 percentage points, higher employee severance charges in 2022 of 6 percentage points, operating profit increased 15%. The increase was primarily due to revenue growth, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and an increase in technology expenses. Foreign exchange rates had an unfavorable impact of 1 percentage point.
Six Months

Revenue increased 31% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for certain Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions at Market Intelligence; continued demand for market data and market insights products and higher conference revenue at Commodity Insights; and higher average levels of assets under management for ETFs and mutual funds and higher exchange-traded derivative revenue at Indices. These increases were partially offset by a decrease in transaction revenue at Ratings due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 51%. Excluding the favorable impact of a higher gain on dispositions of 85 percentage points, partially offset by the impact of higher IHS Markit merger costs in 2022 of 13 percentage points, a S&P Foundation grant in 2022 of 9 percentage points, higher amortization of intangibles from acquisitions in 2022 of 16 percentage points and higher employee severance charges in 2022 of 6 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and an increase in technology expenses. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Our Strategy

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets. Our purpose is to accelerate progress. We seek to deliver on this purpose in line with our core values of discovery, partnership and integrity.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Consolidated Review

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$2,993	$2,106	42%	$5,383	4,122	31%
Total Expenses:
Operating-related expenses	1,011	533	90%	1,760	1,055	67%
Selling and general expenses	764	374	N/M	1,722	740	N/M
Depreciation and amortization	303	45	N/M	441	95	N/M
Total expenses	2,078	952	N/M	3,923	1,890	N/M
Gain on dispositions	(556)	—	N/M	(1,899)	(2)	N/M
Equity in Income on Unconsolidated Subsidiaries	(11)	—	N/M	(15)	—	N/M
Operating profit	1,482	1,154	28%	3,374	2,234	51%
Other income, net	(1)	(22)	95%	(50)	(29)	(68)%
Interest expense, net	90	32	N/M	147	63	N/M
Loss on extinguishment of debt	2	—	N/M	19	—	N/M
Provision for taxes on income	340	287	19%	908	534	70%
Net income	1,051	857	23%	2,350	1,666	41%
Less: net income attributable to noncontrolling interests	(79)	(59)	(33)%	(143)	(113)	26%
Net income attributable to S&P Global Inc.	$972	$798	22%	$2,207	$1,553	42%
N/M – Represents a change equal to or in excess of 100% or not meaningful
Revenue
The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$2,993	$2,106	42%	$5,383	$4,122	31%

Subscription revenue	1,685	805	N/M	2,810	$1,586	77%
Non-subscription / transaction revenue	492	633	(22)%	1,004	1,228	(18)%
Non-transaction revenue	409	422	(3)%	835	822	2%
Asset-linked fees	214	195	10%	433	378	14%
Sales usage-based royalties	72	51	42%	140	108	31%
Recurring variable	121	—	N/M	161	—	N/M

% of total revenue:
Subscription revenue	56%	38%		52%	38%
Non-subscription / transaction revenue	17%	30%		19%	30%
Non-transaction revenue	14%	20%		15%	20%
Asset-linked fees	7%	10%		8%	9%
Sales usage-based royalties	2%	2%		3%	3%
Recurring variable	4%	—%		3%	—%

U.S. revenue	$1,782	$1,262	41%	$3,208	$2,500	28%
International revenue:
European region	699	524	33%	1,266	998	27%
Asia	326	214	53%	590	422	40%
Rest of the world	186	106	78%	319	202	58%
Total international revenue	$1,211	$844	44%	$2,175	$1,622	34%
% of total revenue:
U.S. revenue	60%	60%		60%	61%
International revenue	40%	40%		40%	39%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Three Months

Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, and continued demand for Commodity Insights market data and market insights products also contributed to the increase. Non-subscription / transaction revenue decreased due to a decrease in corporate bond ratings revenue, bank loan ratings revenue and structured finance revenue at Ratings, partially offset by the impact of the merger with IHS Markit. Non-transaction revenue at Ratings decreased due to the unfavorable impact from foreign exchange rates. Asset linked fees increased reflecting higher average levels of assets under management mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, and continued demand for Commodity Insights market data and market insights products also contributed to the increase. Non-subscription / transaction revenue decreased due to a decrease in corporate bond ratings revenue, bank loan ratings revenue and structured finance revenue at Ratings, partially offset by an the impact of the merger with IHS Markit and an increase in conference revenue at Commodity Insights. Non-transaction revenue at Ratings increased primarily due to an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue, partially offset by a decrease in entity credit ratings revenue and lower RES revenue. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2022		2021		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$458	$241	$228	$114	N/M	N/M
Ratings [2]	229	86	238	93	(4)%	(7)%
Commodity Insights [3]	139	124	52	55	N/M	N/M
Mobility [4]	86	114	—	—	N/M	N/M
Indices [5]	52	43	42	38	24%	14%
Engineering Solutions [6]	59	22	—	—	N/M	N/M
Intersegment eliminations [7]	(43)	—	(36)	—	(18)%	N/M
Total segments	980	630	524	300	87%	N/M
Corporate Unallocated expense [8]	31	134	9	74	N/M	81%
Total	$1,011	$764	$533	$374	90%	N/M
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2022, selling and general expenses include include employee severance charges of $13 million, IHS Markit merger costs of $12 million, and acquisition-related costs of $1 million.
2 In 2022, selling and general expenses include employee severance charges of $7 million.
3 In 2022, selling and general expenses include employee severance costs of $17 million and acquisition-related costs of $4 million.
4 In 2022, selling and general expenses include acquisition-related costs of $3 million, employee severance charges of $2 million and IHS Markit merger costs of $1 million.
5 In 2022, selling and general expenses include employee severance charges of $2 million and acquisition-related costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $1 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2022, selling and general expenses include IHS Markit merger costs of $117 million, employee severance charges of $18 million, an asset write-off of $3 million and acquisition-related costs of $1 million. In 2021, selling and general expenses include IHS Markit merger costs of $50 million and a lease impairment of $3 million.

Operating-Related Expenses

Operating-related expenses increased 90% primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 103%. Excluding the unfavorable impact of higher IHS Markit merger costs in 2022 of 17 percentage points, higher employee severance charges of 12 percentage points, and acquisition-related costs of 1 percentage point and an asset write-off of 1 percentage point, selling and general expenses increased 72%. The increase was primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Depreciation and Amortization

Depreciation and amortization was $303 million in 2022 compared to $45 million in 2021, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit.

Six Months

(in millions)	2022		2021		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$779	$431	$458	$227	70%	90%
Ratings [2]	467	196	466	188	N/M	4%
Commodity Insights [3]	253	202	102	109	N/M	86%
Mobility [4]	117	155	—	—	N/M	N/M
Indices [5]	99	88	83	73	20%	21%
Engineering Solutions [6]	79	29	—	—	N/M	N/M
Intersegment eliminations [7]	(81)	—	(71)	—	(14)%	N/M
Total segments	1,713	1,101	1,037	597	65%	85%
Corporate Unallocated expense [8]	47	621	17	143	N/M	N/M
Total	$1,760	$1,722	$1,055	$740	67%	N/M
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2022, selling and general expenses include employee severance charges of $31 million, IHS Markit merger costs of $15 million and acquisition-related costs of $1 million.
2 In 2022, selling and general expenses include employee severance charges of $12 million.
3 In 2022, selling and general expenses include employee severance costs of $23 million and IHS Markit merger costs of $6 million.
4 In 2022, selling and general expenses include acquisition-related costs of $4 million, employee severance charges of $2 million and IHS Markit merger costs of $1 million
5 In 2022, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $1 million
6 In 2022, selling and general expenses include employee severance charges of $2 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2022, selling and general expenses include IHS Markit merger costs of $357 million, a S&P Foundation grant of $200 million, employee severance charges of $64 million and acquisition-related costs of $3 million and lease impairments of $5 million and an asset write-off of $3 million. In 2021, selling and general expenses include IHS Markit merger costs of $99 million and a lease impairment of $3 million and Kensho retention related expense of $2 million.

Operating-Related Expenses

Operating-related expenses increased 67% primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 133%. Excluding the unfavorable impact of higher IHS Markit merger costs in 2022 of 34 percentage points, a S&P Foundation grant of 25 percentage points, higher employee severance charges of 17 percentage points, and acquisition-related costs of 2 percentage points, selling and general expenses increased 55%. The increase was primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Depreciation and Amortization
Depreciation and amortization was $440 million in 2022 compared to $95 million in 2021, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit.
Gain on Dispositions

In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which is payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $518 million ($396 million after tax) for the sale of LCD and $38 million ($31 million after tax) for the sale of a family of leveraged loan indices in Gain on dispositions in the consolidated statements of income.

In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the six months ended June 30, 2022, we recorded a pre-tax gain of $1.344 billion ($1.006 billion after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

In February 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:
Three Months

(in millions)	2022	2021	% Change
Market Intelligence [1]	$702	$174	NM
Ratings [2]	464	729	(36)%
Commodity Insights [3]	141	141	1%
Mobility [4]	58	—	N/M
Indices [5]	270	196	37%
Engineering Solutions [6]	1	—	N/M
Total segment operating profit	1,636	1,240	32%
Corporate Unallocated expense [7]	(165)	(86)	(91)%
Equity in Income on Unconsolidated Subsidiaries [8]	11	—	N/M
Total operating profit	$1,482	$1,154	28%

N/M – Represents a change equal to or in excess of 100% or not meaningful

1 2022 includes a gain on disposition of $518 million, IHS Markit merger costs of $12 million, employee severance charges of $13 million and acquisition-related costs of $1 million. 2022 and 2021 include amortization of intangibles from acquisitions of $133 million and $16 million, respectively.
2    2022 includes employee severance charges of $7 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $2 million.
3 2022 includes employee severance costs of $17 million and acquisition-related costs of $4 million. 2022 and 2021 include amortization of intangibles from acquisitions of $32 million and $2 million, respectively.
4    2022 includes acquisition-related costs of $3 million, employee severance costs of $2 million, IHS Markit merger costs of $1 million and amortization of intangibles from acquisitions of $77 million.
5    2022 includes a gain on disposition of $38 million, employee severance charges of $2 million and IHS Markit merger costs of $1 million. 2022 and 2021 include amortization of intangibles from acquisitions of $9 million and $1 million, respectively.
6    2022 includes employee severance charges of $1 million. 2022 includes amortization of intangibles from acquisitions of $15 million.
7    2022 includes IHS Markit merger costs of $117 million, employee severance charges of $18 million, acquisition-related costs of $4 million and asset write-off of $3 million. 2021 includes IHS Markit merger costs of $50 million and a lease impairment of $3 million.
8    2022 includes amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Increased 32% as compared to 2021. Excluding the favorable impact of a higher gain on dispositions of 45 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2022 of 20 percentage points, higher employee severance charges in 2022 of 3 percentage points and IHS Markit merger related costs in 2022 of 2 percentage points, segment operating profit increased 12%. The increase was primarily due to revenue growth primarily due to the impact of the merger with IHS Markit, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by a decrease in revenue at Ratings, expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and an increase in technology expenses. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 91% compared to 2021. Excluding higher IHS Markit merger costs in 2022 of 95 percentage points, employee severance charges in 2022 of 26 percentage points, an asset impairment in 2022 of 5 percentage points and acquisition-related costs in 2022 of 6 percentage points, partially offset by a lease impairment in 2021 of 5 percentage points, Corporate Unallocated expense decreased 36% primarily due to cost synergies and lower incentive costs.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $11 million for the three months ended June 30, 2022.

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

Six Months

(in millions)	2022	2021	% Change
Market Intelligence [1]	$2,191	$335	N/M
Ratings [2]	976	1,410	(31)%
Commodity Insights [3]	299	275	9%
Mobility [4]	76	—	N/M
Indices [5]	493	387	27%
Engineering Solutions [6]	2	—	N/M
Total segment operating profit	4,037	2,407	68%
Corporate Unallocated expense [7]	(678)	(173)	NM
Equity in Income on Unconsolidated Subsidiaries [8]	15	—	N/M
Total operating profit	$3,374	$2,234	51%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2022 includes a gain on disposition of $1.9 billion, employee severance charges of $31 million, IHS Markit merger costs of $15 million and acquisition-related costs of $1 million. 2021 includes a gain on disposition of $2 million. 2022 and 2021 include amortization of intangibles from acquisitions of $197 million and $33 million, respectively.
2    2022 includes employee severance charges of $12 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $3 million and $7 million, respectively.
3 2022 includes employee severance costs of $24 million and acquisition-related costs of $6 million. 2022 and 2021 include amortization of intangibles from acquisitions of $45 million and $4 million, respectively.
4    2022 includes employee severance costs of $2 million, acquisition-related costs of $4 million, IHS Markit merger costs of $1 million and amortization of intangibles from acquisitions of $101 million.
5    2022 includes a gain on disposition of $38 million, employee severance charges of $4 million and IHS Markit merger costs of $1 million. 2022 and 2021 include amortization of intangibles from acquisitions of $13 million and $3 million, respectively.
6    2022 includes employee severance charges of $2 million. 2022 includes amortization of intangibles from acquisitions of $19 million.
7    2022 includes IHS Markit merger costs of $357 million, a S&P Foundation grant of $200 million, employee severance charges of $64 million, lease impairments of $5 million acquisition-related costs of $3 million and asset write-off of $3 million. 2021 includes IHS Markit merger costs of $99 million, a lease impairment of $3 million and Kensho retention related expense of $2 million. 2022 and 2021 includes and amortization of intangibles from acquisitions of $1 million and $7 million, respectively.
8    2022 includes amortization of intangibles from acquisitions of $14 million.
Segment Operating Profit — Increased 68% as compared to 2021. Excluding the favorable impact of a higher gain on dispositions of 79 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2022 of 14 percentage points, higher employee severance charges in 2022 of 3 percentage points and IHS Markit merger related costs in 2022 of 1 percentage point, segment operating profit increased 7%. The increase was primarily due to revenue growth primarily due to the impact of the merger with IHS Markit, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by a decrease in transaction revenue at Ratings, expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and an increase in technology expenses. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 292% compared to 2021. Excluding a S&P Foundation grant in 2022 of 123 percentage points, higher IHS Markit merger costs in 2022 of 158 percentage points, higher employee severance charges in 2022 of 38 percentage points, an asset impairment in 2022 of 2 percentage points, acquisition-related costs in 2022 of 2 percentage points and higher lease impairments in 2022 of 1 percentage point, partially offset by lower amortization of intangibles from acquisitions in 2022 of 3 percentage points, Corporate Unallocated expense decreased 30% primarily due to cost synergies and lower incentive costs.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $15 million for the six months ended June 30, 2022.

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
Other Income, net
Other income, net includes the net periodic benefit cost for our retirement and post retirement plans and gains and losses on our mark-to-market investments. Other income, net was $1 million for the three months ended June 31, 2022 compared to $22 million for the three months ended June 30, 2021, primarily due to losses on our mark-to-market investments in 2022 compared to gains in 2021. Other income, net was $50 million for the six months ended June 30, 2022 compared to $29 million for the six months ended June 30, 2021 primarily due to higher gains on our mark-to-market investments in 2022.

Interest Expense, net

Interest expense,net increased $58 million or 184% compared to the three months ended June 30, 2021, and increased $84 million or 131% compared to the six months ended June 30, 2021 primarily due to higher debt balances. See Note 4 – Debt for further details.

Loss on Extinguishment of Debt, Net

During the three and six months ended June 30, 2022, we recognized a $2 million and $19 million loss on extinguishment of debt. The six months ended June 30, 2022 includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $99 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

The effective income tax rate was 24.5% and 27.9% for the three and six months ended June 30, 2022 and 25.1% and 24.3% for the three and six months June 30, 2021, respectively. The decrease in the three months ended June 30, 2022 was primarily due to mix of income by jurisdiction. The increase in the six months ended June 30, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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
In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”), a business within our Market Intelligence segment, to Morningstar. During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $518 million ($396 million after tax) in Gain on dispositions in the consolidated statements of income related to the sale of LCD.
In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the six months ended June 30, 2022, we recorded a pre-tax gain of $1.344 billion ($1.006 billion after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

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
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$1,030	$539	91%	$1,758	$1,063	65%

Subscription revenue	$867	$524	65%	$1,526	$1,037	47%
Recurring variable revenue	$121	$—	N/M	$161	$—	N/M
Non-subscription revenue	$42	$15	N/M	$71	$26	N/M
% of total revenue:
Subscription revenue	84%	97%		87%	98%
Recurring variable revenue	12%	—%		9%	—%
Non-subscription revenue	4%	3%		4%	2%

U.S. revenue	$602	$339	77%	$1,036	$674	53%
International revenue	$428	$200	N/M	$722	$389	86%
% of total revenue:
U.S. revenue	58%	63%		59%	63%
International revenue	42%	37%		41%	37%

Operating profit [1]	$702	$174	N/M	$2,191	$335	N/M
Operating margin %	68%	32%		125%	32%
N/M – Represents a change equal to or in excess of 100% or not meaningful
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
1 Operating profit for the three and six months ended June 30, 2022 includes gain on dispositions of $518 million and $1.9 billion, respectively, employee severance charges of $13 million and $31 million, respectively, IHS Markit merger costs of $12 million and $15 million, respectively, and acquisition-related costs of $1 million. Operating profit for the six months ended June 30, 2021 includes a gain on disposition of $2 million. Operating profit includes amortization of intangibles from acquisitions of $133 million and $16 million is included for the three months ended June 30, 2022 and 2021, respectively, and $197 million and $33 million for the six months ended June 30, 2022 and 2021, respectively.

Three Months
Revenue increased 91% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Operating profit increased 304%. Excluding the impact of gain on dispositions of 308 percentage points, partially offset by higher amortization of intangibles of 69 percentage points, employee severance charges in 2022 of 8 percentage points, IHS Markit merger costs in 2022 of 7 percentage points and acquisition-related costs in 2022 of 1 percentage point, operating profit increased 81% primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, higher compensation costs and an increase in technology expenses. Foreign exchange rates had a favorable impact of 3 percentage points.
Six Months
Revenue increased 65% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 554%. Excluding the impact of a gain on dispositions of 561 percentage points, partially offset by higher amortization of intangibles of 50 percentage points, employee severance charges in 2022 of 10 percentage points and IHS Markit merger costs in 2022 of 4 percentage points, operating profit increased 57% primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, an increase in technology expenses and higher compensation costs. Foreign exchange rates had a favorable impact of 3 percentage points.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $36 million and $70 million for the three and six months ended June 30, 2022, respectively, and $34 million and $67 million for the three and six months ended June 30, 2021, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$796	$1,073	(26)%	$1,663	$2,090	(20)%

Transaction revenue	$344	$615	(44)%	$747	$1,197	(38)%
Non-transaction revenue	$452	$458	(1)%	$916	$893	3%
% of total revenue:
Transaction revenue	43%	57%		45%	57%
Non-transaction revenue	57%	43%		55%	43%

U.S. revenue	$438	$624	(30)%	$912	$1,236	(26)%
International revenue	$358	$449	(20)%	$751	$854	(12)%
% of total revenue:
U.S. revenue	55%	58%		55%	59%
International revenue	45%	42%		45%	41%

Operating profit [1]	$464	$729	(36)%	$976	$1,410	(31)%
Operating margin %	58%	68%		59%	67%
1Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $7 million and $12 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2022 and 2021, and $3 million and $7 million for the six months ended June 30, 2022 and 2021, respectively.

Three Months

Revenue decreased 26%, with an unfavorable impact from foreign exchange rates of 2 percentage points. Transaction revenue decreased due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings revenue. A decrease in structured finance revenues primarily driven by decreased issuance of U.S. collateralized loan obligations (“CLOs”) also contributed to the decrease in transaction revenue. Reduced issuance volumes mainly resulted from unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year period. Non-transaction revenue decreased due to the unfavorable impact from foreign exchange rates. Excluding the unfavorable impact of foreign exchange rates of 3 percentage points, non-transaction revenue increased 2% due to an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue, partially offset by a decrease in entity credit ratings revenue and lower Ratings Evaluation Service (“RES”) revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit decreased 36%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Excluding the impact employee severance charges in 2022, operating profit decreased 35% primarily due to a decline in revenue partially offset by a decrease in expenses. The decrease in expenses was driven by lower incentive costs, lower occupancy costs from reduced real estate footprint, and lower project amortization costs, partially offset by higher compensation costs driven by additional headcount and annual merit and promotion increases, resumption of business travel from the lifting of COVID restrictions, and higher legal fees.
Six Months

Revenue decreased 20%, with an unfavorable impact from foreign exchange rates of 2 percentage points. Transaction revenue decreased due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings. A decrease in structured finance revenues primarily driven by decreased issuance of U.S. CLOs also contributed to the decrease in transaction revenue. Reduced issuance volumes mainly resulted from unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year period. Non-transaction revenue increased primarily due to an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue, partially offset by a decrease in entity credit ratings revenue and lower RES revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit decreased 31%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of employee severance charges in 2022 of 1 percentage point partially offset by lower amortization of intangibles from acquisitions of 1 percentage point, operating profit decreased 30% primarily due to a decline in revenue partially offset by a slight decrease in expenses. The decrease in expenses was driven by lower incentive costs, lower occupancy costs from reduced real estate footprint, and lower project amortization costs, partially offset by higher compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and legal fees.

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

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(83)%	(86)%	(84)%	(78)%	(70)%	(75)%
Investment-grade issuance	(27)%	(37)%	(30)%	(14)%	(17)%	(14)%
Total issuance **	(47)%	(51)%	(34)%	(38)%	(31)%	(22)%
*     Includes Industrials and Financial Services.
** Includes rated and non-rated issuance
•Corporate issuance was down in the U.S. and Europe for the quarter and year-to-date driven by reflecting unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year periods.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	11%	(14)%	(2)%	14%	(34)%	3%
Structured credit (primarily CLOs)	(62)%	(80)%	(66)%	(56)%	(60)%	(56)%
Commercial mortgage-backed securities (“CMBS”)	22%	(64)%	18%	89%	(57)%	78%
Residential mortgage-backed securities (“RMBS”)	8%	(23)%	(6)%	36%	4%	19%
Covered bonds	*	71%	69%	*	88%	126%
Total issuance	(23)%	(7)%	(17)%	(8)%	12%	4%
*     Represents no activity in 2021.

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

•RMBS issuance was up in the U.S. reflecting increased market volume in Prime, Performing and Credit Risk Transfers. RMBS issuance decreased in Europe in the quarter reflecting a decline in Performing loans.

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

Commodity Insights includes the following business lines:

•Energy & Resources Data & Insights — includes data, news, insights, and analytics for petroleum, gas, power & renewables, petrochemicals, metals & steel, agriculture, and other commodities;
•Price Assessments — includes price assessments and benchmarks, forward curves, and market reports;
•Upstream Data & Insights — includes exploration & production data and insights, software and analytics; and
•Advisory & Transactional Services — includes consulting services, conferences, events and global trading services.

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
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$438	$252	74%	$801	$492	63%

Subscription revenue	$397	$233	71%	$694	$455	52%
Sales usage-based royalties	$15	$16	(6)%	$33	$32	6%
Non-subscription revenue	$26	$3	N/M	$74	$5	N/M
% of total revenue:
Subscription revenue	91%	93%		87%	92%
Sales usage-based royalties	3%	6%		4%	7%
Non-subscription revenue	6%	1%		9%	1%

U.S. revenue	$171	$87	99%	$328	$170	94%
International revenue	$267	$165	62%	$473	$322	47%
% of total revenue:
U.S. revenue	39%	35%		41%	35%
International revenue	61%	65%		59%	65%

Operating profit [1]	$141	$141	1%	$299	$275	9%
Operating margin %	32%	56%		37%	56%
N/M - Represents a change equal to or in excess of 100% or not meaningful

Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
1Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $17 million and $24 million, respectively, and IHS Markit merger costs of $4 million and $6 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $32 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $45 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.

Three Months

Revenue increased 74% primarily due to the impact of the merger with IHS Markit and continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue drivers, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 1%. Excluding the impact of higher amortization of intangibles from acquisitions of 21 percentage points, employee severance charges in 2022 of 12 percentage points and IHS Markit merger costs in 2022 of 3 percentage points, operating profit increased 37%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, higher compensation costs, the resumption of business travel from the lifting of COVID restrictions and an increase in operating costs to support business initiatives at Commodity Insights. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.
Six Months

Revenue increased 63% primarily due to the impact of the merger with IHS Markit, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue driven by the return of in-person attendance at Commodity Insights conferences in 2022 compared to virtual events in 2021. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue drivers, followed by the Advisory & Transactional Services business, which contributed large growth in the first quarter of 2022. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 9%. Excluding the impact of higher amortization of intangibles from acquisitions of 15 percentage points, employee severance charges in 2022 of 8 percentage points and IHS Markit merger costs in 2022 of 2 percentage points, operating profit increased 34%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, an increase in costs related to the Commodity Insights conferences in 2022, higher compensation costs, the resumption of business travel from the lifting of COVID restrictions and an increase in operating costs to support business initiatives at Commodity Insights. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.
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
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$337	$—	N/M	$452	$—	N/M

Subscription revenue	$264	$—	N/M	$350	$—	N/M
Non-subscription revenue	$73	$—	N/M	$102	$—	N/M
% of total revenue:
Subscription revenue	78%	—%		77%	—%
Non-subscription revenue	22%	—%		23%	—%

U.S. revenue	$273	$—	N/M	$365	$—	N/M
International revenue	$64	$—	N/M	$87	$—	N/M
% of total revenue:
U.S. revenue	81%	—%		81%	—%
International revenue	19%	—%		19%	—%

Operating profit [1]	$58	$—	N/M	$76	$—	N/M
Operating margin %	17%	—%		17%	—%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1 Operating profit for the three and six months ended June 30, 2022 includes acquisition-related costs of $3 million and $4 million, respectively, employee severance charges of $2 million, and IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $77 million and $101 million for the three and six months ended June 30, 2022, respectively.
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

During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $38 million ($31 million after tax) in Gain on dispositions in the consolidated statements of income related to the previously announced sale of a family of leveraged loan indices, within our Indices segment, to Morningstar.
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

•Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$339	$278	22%	$661	$548	21%

Asset-linked fees	$214	$195	10%	$433	$378	14%
Subscription revenue	$68	$48	42%	$121	$94	29%
Sales usage-based royalties	$57	$35	64%	$107	$76	41%
% of total revenue:
Asset-linked fees	63%	70%		66%	69%
Subscription revenue	20%	17%		18%	17%
Sales usage-based royalties	17%	13%		16%	14%

U.S. revenue	$275	$232		$546	$458
International revenue	$64	$46		$115	$90
% of total revenue:
U.S. revenue	81%	83%		83%	84%
International revenue	19%	17%		17%	16%

Operating profit [1]	$270	$196	37%	$493	$387	27%
Less: net operating profit attributable to noncontrolling interests	72	52		131	103
Net operating profit	$198	$144	37%	$362	$284	27%
Operating margin %	79%	71%		75%	71%
Net operating margin %	58%	52%		55%	52%
1 Operating profit for the three and six months ended June 30, 2022 includes a gain on disposition of $38 million, employee severance charges of $2 million and $4 million, respectively, and IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $9 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $13 million and $3 million for the six months ended June 30, 2022 and 2021, respectively.
Three Months

Revenue at Indices increased 22% primarily due to higher exchange-traded derivative revenue driven by higher average trading volume from increased volatility, higher average levels of assets under management ("AUM") for mutual funds and the impact of the merger with IHS Markit. Ending AUM for ETFs at June 30, 2022 was $2.459 trillion. Excluding AUM related to the merger IHS Markit, ending AUM for ETFs decreased 4% to $2.335 trillion and average levels of AUM for ETFs increased 7% to $2.511 trillion compared to the three months ended June 30, 2021. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 37%. Excluding the impact of a gain on disposition of 19 percentage points, partially offset by higher amortization of intangibles from acquisitions of 4 percentage points and employee severance charges in 2022 of 1 percentage point, operating profit increased 23%. Revenue growth and lower incentive costs were partially offset by an increase in strategic investments, the resumption of business travel from the lifting of COVID restrictions and the impact of the merger with IHS Markit. Foreign exchange rates had an unfavorable impact of 1 percentage point.
Six Months

Revenue at Indices increased 21% primarily due to higher average levels of AUM for mutual funds and ETFs, higher exchange-traded derivative revenue driven by higher average trading volume from increased volatility and the impact of the merger with IHS Markit. Ending AUM for ETFs at June 30, 2022 was $2.459 trillion. Excluding AUM related to the merger IHS Markit, ending AUM for ETFs decreased 4% to $2.335 trillion and average levels of AUM for ETFs increased 16% to $2.593 trillion compared to the six months ended June 30, 2021. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 27%. Excluding the impact of a gain on disposition of 10 percentage points, partially offset by higher amortization of intangibles from acquisitions of 3 percentage points and employee severance charges in 2022 of 1 percentage point, operating profit increased 21%. The impact of revenue growth and lower incentive costs were partially offset by an increase in strategic investments, higher compensation costs driven by annual merit increases, the resumption of business travel from the lifting of COVID restrictions and the impact of the merger with IHS Markit. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

Engineering Solutions' revenue is generated primarily through the following sources:
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
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$96	$—	N/M	$129	$—	N/M

Subscription revenue	$89	$—	N/M	$119	$—	N/M
Non-subscription revenue	$7	$—	N/M	$10	$—	N/M
% of total revenue:
Subscription revenue	93%	—%		92%	—%
Non-subscription revenue	7%	—%		8%	—%

U.S. revenue	$53	$—	N/M	$71	$—	N/M
International revenue	$43	$—	N/M	$58	$—	N/M
% of total revenue:
U.S. revenue	55%	—%		55%	—%
International revenue	45%	—%		45%	—%

Operating profit [1]	$1	$—	N/M	$2	$—	N/M
Operating margin %	1%	—%		1%	—%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1 Operating profit for three and six months ended June 30, 2022 includes employee severance charges of $1 million and $2 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $15 million and $19 million for the three and six months ended June 30, 2022, respectively.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $3,573 million as of June 30, 2022, a decrease of $2,932 million from December 31, 2021.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2022	2021	% Change
Net cash provided by (used for):
Operating activities	$676	$1,691	(60)%
Investing activities	$3,745	$(33)	N/M
Financing activities	$(7,268)	$(526)	N/M

In the first six months of 2022, free cash flow decreased $1,038 million to $510 million compared to $1,548 million in the first six months of 2021. The decrease is primarily due to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities decreased $1,015 million to $676 million for the first six months of 2022. The decrease is mainly due to an increase in IHS Markit merger costs, higher taxes paid on divestitures and a grant payment to the S&P Global Foundation in 2022.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities was $3,745 million for the first six months of 2022 compared to cash used for investing activities of $33 million in the first six months of 2021, primarily due to cash received from the dispositions of CUSIP Global Services, Oil Price Information Services, the Leveraged Commentary and Data business and a related family of leveraged loan indices, and the Base Chemicals business in 2022. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $6,742 million to $7,268 million for the first six months of 2022. The increase is primarily attributable to an increase in cash used for share repurchases in 2022. During the six months ended June 30, 2022, we purchased a total of 19.0 million shares for $8.5 billion of cash. During the six months June 30, 2021, we did not use cash to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our "credit facility") that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of June 30, 2022 and December 31, 2021, there was no commercial paper outstanding.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. We currently pay a commitment fee of 8 basis points. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant required is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.
Dividends

On January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share.

On February 28, 2022, the Board of Directors approved a quarterly common stock dividend of $0.85 per share. The quarterly dividend increased from $0.77 to $0.85 per share in the second quarter.

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
Summarized results of operations for the periods ended June 30, 2022 are as follows:

	Three Months	Six Months
(in millions)	2022	2022
Revenue	$710	$1,468
Operating Profit	457	693
Net Income	985	914
Net income attributable to S&P Global Inc.	985	914

Summarized balance sheet information as of June 30, 2022 and December 31, 2021 is as follows:

(in millions)	June 30,	December 31,
	2022	2021
Current assets (excluding intercompany from Non-Obligor Group)	$2,504	$6,124
Non-current assets	1,422	846
Current liabilities (excluding intercompany to Non-Obligor Group)	941	1,307
Non-current liabilities	11,356	5,242
Intercompany payables to Non-Obligor Group	10,132	4,851

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

(in millions)	2022	2021	% Change
Cash provided by operating activities	$676	$1,691	(60)%
Capital expenditures	(40)	(25)
Distributions to noncontrolling interest holders, net	(126)	(118)
Free cash flow	$510	$1,548	(67)%

(in millions)	2022	2021	% Change
Cash provided by (used for) investing activities	3,745	(33)	N/M
Cash used for financing activities	(7,268)	(526)	N/M

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, including statements about COVID-19 and the completed merger (the “Merger”) between a subsidiary of the Company and IHS Markit Ltd. (“IHS Markit”), which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, management may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in the Company’s business strategies and methods of generating revenue; the development and performance of the Company’s services and products; the expected impact of acquisitions and dispositions; the Company’s effective tax rates; and the Company’s cost structure, dividend policy, cash flows or liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political, and regulatory conditions, and factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., COVID-19), geopolitical uncertainty (including military conflict), and conditions that may result from legislative, regulatory, trade and policy changes;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2022 and December 31, 2021, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2022 and December 31, 2021, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of June 30, 2022 and December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, we completed the merger with IHS Markit. As part of our ongoing integration activities, we are incorporating our controls and procedures into this recently acquired business concurrent with the augmentation of our Company-wide controls. There were no other changes in internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from ongoing military conflict between Russia and Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. We are suspending our existing operations in Russia and Belarus. Suspending our operations in those jurisdictions has impacted revenue, particularly in Commodity Insights, however it has not had a material effect on our results of operations. However the length and impact of the ongoing military conflict is highly unpredictable, and resulted in market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in increased volatility and disruption to the global economy and the markets in which we operate adversely impacting our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the second quarter of 2022, we repurchased 3.8 million shares under the 2020 Repurchase Program and, as of June 30, 2022, 11.7 million shares remained under the 2020 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2020 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2022 pursuant to our 2020 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2022	6	$407.88	—	15.5 million
May 1 — May 31, 2022 [1]	3,788,375	369.58	3,785,067	11.7 million
June 1 — June 30, 2022	872	335.61	—	11.7 million
Total — Quarter [1]	3,789,253	$362.56	3,785,067	11.7 million

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

During the second quarter of 2022, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the second quarter of 2022, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

Item 6. Exhibits

(10.1)	S&P Dow Jones Indices 2022 Long-Term Cash Incentive Compensation Plan

(10.2)	Terms and Conditions of 2022 Restricted Stock Unit Award

(10.3)	Terms and Conditions of 2022 Performance-Vesting Restricted Stock Unit Award

(10.4)	Terms and Conditions of 2022 Long-Term Cash Award

(10.5)	Terms and Conditions of 2022 Restricted Stock Unit Award

(10.6)	Terms and Conditions of 2022 Performance-Share Unit Award

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	August 2, 2022	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	August 2, 2022	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer