Form 10-Q
period 2022-09-30
S&P Global Inc.
filed 2022-10-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 21, 2022 (latest practicable date), 325.8 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the Company) as of September 30, 2022, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2022 and 2021, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 27, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$2,861	$2,087	$8,244	$6,209
Expenses:
Operating-related expenses	994	543	2,754	1,598
Selling and general expenses	720	423	2,442	1,162
Depreciation	31	20	93	63
Amortization of intangibles	267	21	645	74
Total expenses	2,012	1,007	5,934	2,897
Loss (gain) on dispositions	2	(3)	(1,897)	(5)
Equity in income on unconsolidated subsidiaries	(6)	—	(21)	—
Operating profit	853	1,083	4,228	3,317
Other income, net	(37)	(22)	(86)	(51)
Interest expense, net	71	31	218	94
(Gain) loss on extinguishment of debt, net	(4)	—	15	—
Income before taxes on income	823	1,074	4,081	3,274
Provision for taxes on income	145	213	1,053	747
Net income	678	861	3,028	2,527
Less: net income attributable to noncontrolling interests	(70)	(64)	(213)	(178)
Net income attributable to S&P Global Inc.	$608	$797	$2,815	$2,349

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.84	$3.31	$8.95	$9.76
Diluted	$1.84	$3.30	$8.91	$9.72
Weighted-average number of common shares outstanding:
Basic	329.6	240.9	314.5	240.8
Diluted	330.9	241.7	315.7	241.7

Actual shares outstanding at period end			325.8	241.0
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$678	$861	$3,028	$2,527

Other comprehensive income:
Foreign currency translation adjustments	(255)	(7)	(371)	6
Income tax effect	(15)	(6)	(42)	(4)
	(270)	(13)	(413)	2

Pension and other postretirement benefit plans	4	5	5	25
Income tax effect	(1)	(1)	(1)	(5)
	3	4	4	20

Unrealized gain (loss) on cash flow hedges	54	31	283	(183)
Income tax effect	(14)	(8)	(71)	48
	40	23	212	(135)

Comprehensive income	451	875	2,831	2,414
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(6)	(6)	(18)	(17)
Less: comprehensive income attributable to redeemable noncontrolling interests	(64)	(58)	(195)	(161)
Comprehensive income attributable to S&P Global Inc.	$381	$811	$2,618	$2,236

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,387	$6,497
Restricted cash	2	8
Accounts receivable, net of allowance for doubtful accounts: 2022 - $44; 2021 - $26	2,213	1,650
Prepaid and other current assets	576	334
Assets of a business held for sale	—	321
Total current assets	4,178	8,810
Property and equipment, net of accumulated depreciation: 2022 - $867; 2021 - $620	305	241
Right of use assets	455	426
Goodwill	34,499	3,506
Other intangible assets, net	19,524	1,285
Equity investment in unconsolidated subsidiaries	1,889	165
Other non-current assets	963	593
Total assets	$61,813	$15,026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$371	$205
Accrued compensation and contributions to retirement plans	531	607
Short-term debt	52	—
Income taxes currently payable	171	90
Unearned revenue	2,870	2,217
Other current liabilities	1,053	547
Liabilities of a business held for sale	—	149
Total current liabilities	5,048	3,815
Long-term debt	10,734	4,114
Lease liabilities — non-current	592	492
Pension and other postretirement benefits	259	262
Deferred tax liability — non-current	4,336	174
Other non-current liabilities	445	633
Total liabilities	21,414	9,490
Redeemable noncontrolling interest (Note 8)	3,159	3,429
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2022 - 415 million shares; 2021 - 294 million shares	415	294
Additional paid-in capital	44,229	1,031
Retained income	17,735	15,017
Accumulated other comprehensive loss	(1,038)	(841)
Less: common stock in treasury	(24,174)	(13,469)
Total equity — controlling interests	37,167	2,032
Total equity — noncontrolling interests	73	75
Total equity	37,240	2,107
Total liabilities and equity	$61,813	$15,026

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net income	$3,028	$2,527
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	93	63
Amortization of intangibles	645	74
Provision for losses on accounts receivable	18	16
Deferred income taxes	(155)	1
Stock-based compensation	160	90
Gain on dispositions	(1,897)	(5)
Loss on extinguishment of debt, net	15	—
Other	249	32
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	291	122
Prepaid and other current assets	(66)	(66)
Accounts payable and accrued expenses	(382)	(85)
Unearned revenue	(188)	(159)
Other current liabilities	(85)	(35)
Net change in prepaid/accrued income taxes	(92)	67
Net change in other assets and liabilities	(144)	16
Cash provided by operating activities	1,490	2,658
Investing Activities:
Capital expenditures	(61)	(33)
Acquisitions, net of cash acquired	242	(19)
Proceeds from dispositions	3,510	11
Changes in short-term investments	(2)	(1)
Cash provided by (used for) investing activities	3,689	(42)
Financing Activities:
Payments on short-term debt, net	(219)	—
Proceeds from issuance of senior notes, net	5,395	—
Payments on senior notes	(3,684)	—
Dividends paid to shareholders	(749)	(557)
Proceeds from noncontrolling interest holders	410	—
Distributions to noncontrolling interest holders	(197)	(171)
Repurchase of treasury shares	(11,003)	—
Exercise of stock options	4	10
Employee withholding tax on share-based payments	(85)	(54)
Cash used for financing activities	(10,128)	(772)
Effect of exchange rate changes on cash	(167)	(59)
Net change in cash, cash equivalents, and restricted cash	(5,116)	1,785
Cash, cash equivalents, and restricted cash at beginning of period	6,505	4,122
Cash, cash equivalents, and restricted cash at end of period	$1,389	$5,907

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$415	$43,242	$17,298	$(811)	$20,711	$39,433	$73	$39,506
Comprehensive income [1]			608	(227)		381	6	387
Dividends (Dividend declared per common share — $0.85 per share)			(277)			(277)	(2)	(279)
Share repurchases		962			3,462	(2,500)		(2,500)
Employee stock plans		25			1	24		24
Change in redemption value of redeemable noncontrolling interest			106			106		106
Other			—			—	(4)	(4)
Balance as of September 30, 2022	$415	$44,229	$17,735	$(1,038)	$24,174	$37,167	$73	$37,240

Three Months Ended September 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$294	$963	$14,237	$(764)	$13,465	$1,265	$66	$1,331
Comprehensive income [1]			797	14		811	6	817
Dividends (Dividend declared per common share — $0.77 per share)			(186)			(186)	(3)	(189)
Employee stock plans		38			7	31	—	31
Change in redemption value of redeemable noncontrolling interest			(76)			(76)		(76)
Other						—	1	1
Balance as of September 30, 2021	$294	$1,001	$14,772	$(750)	$13,472	$1,845	$70	$1,915

Nine Months Ended September 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			2,815	(197)		2,618	18	2,636
Dividends (Dividend declared per common share — $2.47 per share)			(749)			(749)	(12)	(761)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(313)			10,690	(11,003)		(11,003)
Employee stock plans		96			15	81		81
Change in redemption value of redeemable noncontrolling interest			653			653		653
Other			(1)			(1)	(8)	(9)
Balance as of September 30, 2022	$415	$44,229	$17,735	$(1,038)	$24,174	$37,167	$73	$37,240

Nine Months Ended September 30, 2021
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$294	$946	$13,367	$(637)	$13,461	$509	$62	$571
Comprehensive income [1]			2,349	(113)		2,236	17	2,253
Dividends (Dividend declared per common share — $2.31 per share)			(557)			(557)	(10)	(567)
Employee stock plans		55			11	44		44
Change in redemption value of redeemable noncontrolling interest			(387)			(387)		(387)
Other						—	1	1
Balance as of September 30, 2021	$294	$1,001	$14,772	$(750)	$13,472	$1,845	$70	$1,915

1Excludes comprehensive income of $64 million and $58 million for the three months ended September 30, 2022 and 2021, respectively, and $195 million and $161 million for the nine months ended September 30, 2022 and 2021, respectively, attributable to our redeemable noncontrolling interest.

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Basis of Presentation

S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets.

Our operations consist of six reportable segments: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings"), S&P Global Commodity Insights (“Commodity Insights” ), S&P Global Mobility (“Mobility” ), S&P Dow Jones Indices (“Indices” ) and S&P Global Engineering Solutions (“Engineering Solutions” ).
•Market Intelligence is a global provider of multi-asset-class data and analytics integrated with purpose-built workflow solutions.
•Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.
•Commodity Insights is a leading independent provider of information and benchmark prices for the commodity and energy markets.
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

On February 28, 2022, we completed the merger with IHS Markit Ltd. (“IHS Markit”) by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and during the three and nine months ended September 30, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $2 million and $8 million as of September 30, 2022 and December 31, 2021, respectively.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2022 and December 31, 2021, contract assets were $74 million and $9 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at September 30, 2022 compared to December 31, 2021 is primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by $1.5 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.1 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $148 million and $137 million as of September 30, 2022 and December 31, 2021, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

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

Other Income, net

The components of other income, net for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2022	2021	2022	2021
Other components of net periodic benefit cost	$(7)	$(11)	$(18)	$(34)
Net gain from investments	(30)	(11)	(68)	(17)
Other income, net	$(37)	$(22)	$(86)	$(51)

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

*Excludes 25,219,470 IHS Markit shares held by the Markit Group Holdings Limited Employee Benefit Trust (“EBT”). The shares held by the EBT were converted in the merger into S&P Global shares at the exchange ratio of 0.2838 and will continue to be held by the trustee in the EBT.

**Based on S&P Global's closing stock price on February 25, 2022.

Preliminary Allocation of Purchase Price

The merger with IHS Markit was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which $699 million is expected to be deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from duplicative overhead, streamlined operations and enhanced operational efficiency. Goodwill associated with the merger has not yet been assigned to the Company’s reportable segments. The September 30, 2022 consolidated balance sheet includes the assets and liabilities of IHS Markit, which have been measured at fair value as of the acquisition date. The preliminary allocation of purchase price recorded for IHS Markit was as follows:

(in millions)	February 28, 2022
Assets acquired
Cash and cash equivalents	$310
Accounts receivable, net	968
Prepaid and other current assets	238
Assets of a business held for sale	1,519
Property and equipment	117
Right of use assets	240
Goodwill	31,165
Other intangible assets	18,935
Equity investment in unconsolidated subsidiaries	1,644
Other non-current assets	86
Total assets acquired	$55,222
Liabilities assumed
Account payable	$174
Accrued compensation	90
Short-term debt	968
Unearned revenue	1,053
Other current liabilities	578
Liabilities of a business held for sale	72
Long-term debt	4,191
Lease liabilities - non-current	231
Deferred tax liability - non-current	4,273
Other non-current liabilities	56
Total liabilities assumed	$11,686
Total consideration transferred	$43,536

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

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for additional measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, deferred taxes and residual goodwill. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Acquired Identifiable Intangible Assets

The following table sets forth preliminary estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in millions)	Fair Value	Weighted Average Useful Lives
Customer relationships	$13,904	25 years
Trade names and trademarks	1,450	14 years
Developed technology	1,033	10 years
Databases	2,548	12 years
Total Identified Intangible Assets	$18,935	21 years

Expected Amortization Expense

Expected amortization expense for the Company's intangible assets over the next five years for the years ended December 31 is as follows:

(in millions)	2022	2023	2024	2025	2026
Amortization expense	$920	$1,085	$1,080	$1,064	$1,034

Acquisition-Related Expenses

The Company incurred acquisition-related costs of $144 million and $523 million related to the IHS Markit merger for the three and nine months ended September 30, 2022, respectively, and $54 million and $153 million for the three and nine months ended September 30, 2021, respectively. These costs were included in selling and general expenses within the Company’s consolidated statements of income for the three and nine months ended September 30, 2022, and September 30, 2021, respectively.

Pro forma information
Since the acquisition date, the results of operations for IHS Markit of $1.114 billion of revenue and $207 million of operating profit for the three months ended September 30, 2022, and $2.662 billion of revenue and $457 million of operating profit for the nine months ended September 30, 2022, respectively, have been included within the accompanying consolidated statements of income.

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021 as if the acquisition of IHS Markit had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of IHS Markit been completed on January 1, 2021. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition.

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
Revenue	$2,862	$3,109	$8,905	$9,244
Net income	$609	$811	$3,100	$2,350

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition.

2021

During the three and nine months ended September 30, 2021, we did not complete any material acquisitions.

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

In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which is payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $15 million ($11 million after tax) and pre-tax gain of $505 million ($378 million after tax) for the sale of LCD. During the three and nine months ended September 30, 2022, we recorded a pre-tax gain of $14 million ($12 million after tax) and $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Loss (gain) on dispositions in the consolidated statements of income.

In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $2 million ($2 million after-tax) and a pre-tax gain of $1.341 billion ($1.005 billion after tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

2021

During the three and nine months ended September 30, 2021, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of an office facility in India in September of 2021.

During the nine months ended September 30, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC (“SPIAS”), a business within our Market Intelligence segment, in July of 2019.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheet consist of the following:

(in millions)	September 30,	December 31,
	2022	2021 [1]
Accounts Receivable, net	$—	$59
Goodwill	—	255
Other assets	—	7
Assets of businesses held for sale	$—	$321

Accounts payable and accrued expenses	$—	$11
Unearned revenue	—	138
Liabilities of businesses held for sale	$—	$149
1 Assets and liabilities held for sale as of December 31, 2021 relate to CGS and LCD.

The operating profit of our businesses that were disposed of for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2022	2021	2022	2021
Operating profit [2]	$(1)	$44	$56	$127
2 The operating profit presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The three months ended September 30, 2022 excludes a pre-tax loss of $15 million and a pre-tax gain of $14 million related to the sale LCD and a related family of leveraged loan indices, respectively. The nine months ended September 30, 2022 excludes pre-tax gains related to the sale LCD and a related family of leveraged loan indices of $505 million and $52 million, respectively. The three and nine months ended September 30, 2022 also excludes a pre-tax loss of $2 million and a pre-tax gain of $1.3 billion related to the sale of CGS. The nine months ended September 30, 2021 excludes a pre-tax gain related to the sale of SPIAS of $2 million.

3.    Income Taxes

The effective income tax rate was 17.6% and 25.8% for the three and nine months ended September 30, 2022, respectively, and 19.9% and 22.8% for the three and nine months ended September 30, 2021, respectively. The decrease in the three months ended September 30, 2022 was primarily due to mix of income by jurisdiction. The increase in nine months ended September 30, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of September 30, 2022 and December 31, 2021, the total amount of federal, state and local, and foreign unrecognized tax benefits was $206 million and $147 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2022 and December 31, 2021, we had $35 million and $24 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $19 million in the next twelve months as a result of the resolution of local tax examinations.

4.    Debt
A summary of short-term and long-term debt outstanding is as follows:

(in millions)	September 30, 2022	December 31, 2021
5.0% Senior Notes, due 2022 [1]	$14	$—
4.125% Senior Notes, due 2023 [2]	38	—
3.625% Senior Notes, due 2024 [3]	48	—
4.75% Senior Notes, due 2025 [4]	5	—
4.0% Senior Notes, due 2025 [5]	—	696
4.0% Senior Notes, due 2026 [6]	3	—
2.95% Senior Notes, due 2027 [7]	496	496
2.45% Senior Notes, due 2027 [8]	1,236	—
4.75% Senior Notes, due 2028 [9]	827	—
4.25% Senior Notes, due 2029 [10]	1,032	—
2.5% Senior Notes, due 2029 [11]	497	496
2.7% Sustainability-Linked Senior Notes, due 2029 [12]	1,232	—
1.25% Senior Notes, due 2030 [13]	594	593
2.90% Senior Notes, due 2032 [14]	1,471	—
6.55% Senior Notes, due 2037 [15]	290	290
4.5% Senior Notes, due 2048 [16]	272	273
3.25% Senior Notes, due 2049 [17]	589	589
3.70% Senior Notes, due 2052 [18]	974	—
2.3% Senior Notes, due 2060 [19]	682	681
3.9% Senior Notes, due 2062 [20]	486	—
Total debt	10,786	4,114
Less: short-term debt including current maturities	52	—
Long-term debt	$10,734	$4,114
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
7    Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2022, the unamortized debt discount and issuance costs total $4 million.
8    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of     September 30, 2022, the unamortized debt discount and issuance costs total $14 million.
9     Interest payments are due semiannually on February 1 and August 1.
10 Interest payments are due semiannually on May 1 and November 1.
11    Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2022, the unamortized debt discount and issuance costs total $3 million.
12    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of September 30, 2022, the unamortized debt discount and issuance costs total $18 million.
13    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2022, the unamortized debt discount and issuance costs total $6 million.
14 Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of September 30, 2022, the unamortized debt discount and issuance costs total $29 million.
15    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2022, the unamortized debt discount and issuance costs total $3 million.

16    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2022, the unamortized debt discount and issuance costs total $11 million.
17 Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2022, the unamortized debt discount and issuance costs total $10 million.
18    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of September 30, 2022, the unamortized debt discount and issuance costs total $26 million.
19    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2022, the unamortized debt discount and issuance costs total $18 million.
20    Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of September 30, 2022, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $9.2 billion and $4.4 billion as of September 30, 2022 and December 31, 2021, respectively, and was estimated based on quoted market prices.

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

On March 2, 2022, we completed the offer (the “Exchange Offer”) to exchange outstanding notes issued by IHS Markit for new notes issued by us and fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC with the same interest rate, interest payment dates, maturity date and redemption terms as each corresponding series of exchange IHS Markit notes and cash. Of the approximately $4.6 billion in aggregate principal amount of IHS Markit's Senior Notes offered in the exchange, 96% percent, or approximately $4.5 billion, were tendered and accepted. The portion not exchanged, approximately $175 million, remains outstanding across seven series of Senior Notes issued by IHS Markit. The Exchange Offer was treated as a debt modification for accounting purposes resulting in a portion of the unamortized fair value adjustment of the IHS Markit Senior Notes allocated to the new debt issued by S&P Global on the settlement date of the exchange. See Note 2 — Acquisitions and Divestitures for additional information on the merger.

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

During the nine months ended September 30, 2022, we recognized a $15 million loss on extinguishment of debt. The nine months ended September 30, 2022 includes a $142 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $127 million non-cash write-off related to the fair market value step up premium on extinguished debt.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of September 30, 2022 and December 31, 2021, there was no commercial paper outstanding.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2022 and December 31, 2021, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. During the twelve months ended December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2022 and twelve months ended December 31, 2021, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of September 30, 2022 and December 31, 2021, the aggregate notional value of these outstanding forward contracts was $1.5 billion and $376 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other current assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in prepaid and other current assets as of September 30, 2022 and December 31, 2021 was $9 million and $5 million, respectively. The amount recorded in other current liabilities as of September 30, 2022 and December 31, 2021 was $55 million and less than $1 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $82 million and $151 million for three and nine months ended September 30, 2022 respectively, and a net loss of $6 million and $10 million for three and nine months ended September 30, 2021, respectively

Net Investment Hedges

During the twelve months ended December 31, 2021, we entered into cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and

2030. As of September 30, 2022 and December 31, 2021, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and nine months ended September 30, 2022 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest expense of $6 million and $24 million for the three and nine months ended September 30, 2022 and net interest income of $5 million and $14 million for the three and nine months ended September 30, 2021, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the three and nine months ended September 30, 2022 and the twelve months ended December 31, 2021, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2024 and the fourth quarter of 2023, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of September 30, 2022, we estimate that $12 million of pre-tax loss related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of September 30, 2022 and December 31, 2021, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $568 million and $498 million, respectively.
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
As of September 30, 2022, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $1.4 billion.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of September 30, 2022 and December 31, 2021:

(in millions)		September 30,	December 31,
Balance Sheet Location		2022	2021
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$10	$7
Other current liabilities	Foreign exchange forward contracts	$23	$—
Other non-current assets	Interest rate swap contracts	$116	$—
Other non-current liabilities	Interest rate swap contracts	$—	$270
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$161	$—
Other non-current liabilities	Cross currency swaps	$—	$17

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2022	2021		2022	2021
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(2)	$(4)	Revenue, Selling and general expenses	$(6)	$5
Interest rate swap contracts	$56	$36	Interest expense, net	$(1)	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$70	$33	Interest expense, net	$(1)	$(1)
Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2022	2021		2022	2021
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(20)	$(10)	Revenue, Selling and general expenses	$(4)	$15
Interest rate swap contracts	$303	$(169)	Interest expense, net	$(3)	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$176	$59	Interest expense, net	$(3)	$(4)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2022	2021	2022	2021
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(9)	$12	$6	$14
Change in fair value, net of tax	(7)	—	(21)	8
Reclassification into earnings, net of tax	5	(5)	4	(15)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$(11)	$7	$(11)	$7
Interest rate swap contracts
Net unrealized losses on cash flow hedges, net of taxes, beginning of period	$(16)	$(155)	$(203)	$—
Change in fair value, net of tax	41	27	226	(128)
Reclassification into earnings, net of tax	1	—	3	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$26	$(128)	$26	$(128)

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$62	$(59)	$(17)	$(81)
Change in fair value, net of tax	52	22	129	40
Reclassification into earnings, net of tax	1	1	3	5
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$115	$(36)	$115	$(36)

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2022	2021	2022	2021
Service cost	$1	$1	$2	$3
Interest cost	12	10	36	31
Expected return on assets	(22)	(26)	(65)	(78)
Amortization of prior service credit / actuarial loss	3	5	9	13
Net periodic benefit cost	$(6)	$(10)	$(18)	$(31)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2022 and 2021.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2022. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2022 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2022, we contributed $8 million to our retirement plans and expect to make additional required contributions of approximately $3 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the fourth quarter of 2022.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Stock Incentive Plan (“2019 Plan”) and to our eligible non-employee Directors under a Director Deferred Stock Ownership Plan. The 2019 Plan permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Total stock-based compensation expense primarily related to restricted stock and unit awards was $160 million for the nine months ended September 30, 2022, and $90 million for the nine months ended September 30, 2021. Stock-based compensation expense primarily related to the early vesting of IHS Markit equity awards as a result of employee terminations and restructuring efforts. During the nine months ended September 30, 2022, the Company granted 0.7 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $388.21 per share. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of September 30, 2022 was $173 million, which is expected to be recognized over a weighted average period of 1.6 years.

8.    Equity

Dividends

On January 26, 2022, the Board of Directors approved a quarterly common stock dividend of $0.77 per share.

On February 28, 2022, the Board of Directors approved a quarterly common stock dividend of $0.85 per share. The quarterly dividend increased from $0.77 to $0.85 per share beginning in the second quarter.

Stock Repurchases
On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2020 Repurchase Program”), which was approximately 12% of the total shares of our outstanding common stock at that time. On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares (the “2013 Repurchase Program”), which was approximately 18% of the total shares of our outstanding common stock at that time.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2022, 30 million shares remained available under the 2022 Repurchase Program, 1.3 million shares remained available under the 2020 Repurchase Program and the 2013 Repurchase Program was completed. Our 2020 and 2022 Repurchase Programs have no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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
During the nine months ended September 30, 2022, we initiated a series of uncapped ASR agreements aggregating a total of $11 billion as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
August 9, 2022 [1]	5.8	—	5.8	$—	$2,500
May 13, 2022 [2]	3.8	0.6	4.4	$343.85	$1,500
March 1, 2022 [3]	15.2	4.1	19.3	$362.03	$7,000

1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $2.5 billion and initially received shares valued at 87.5% of the $2.5 billion at a price equal to the market price of the Company's common stock on August 9, 2022 when the Company received an initial delivery of 5.8 million shares from the ASR program. We completed the ASR agreement on October 25, 2022 and received an additional 1.6 million shares. We repurchased a total of 7.4 million shares under the ASR agreement for an average purchase price $337.94 per share. The ASR agreement was executed under our 2020 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.5 billion and initially received shares valued at 85% of the $1.5 billion at a share price equal to the market price of the Company's common stock on May 13, 2022 when the Company received an initial delivery of 3.8 million shares from the ASR program. We completed the ASR agreement on August 2, 2022 and received an additional 0.6 million shares. The ASR agreement was executed under our 2020 Repurchase Program.
3 The ASR agreement was structured as an uncapped ASR agreement in which we paid $7 billion and initially received shares valued at 85% of the $7 billion at a share equal to the then market price of the Company's common stock on March 1, 2022 when the company received an initial delivery of 15.2 million shares from the ASR program. We completed the ASR agreement on August 9, 2022 and received an additional 4.1 million shares. The ASR agreement was executed under our 2020 Repurchase Program.

During the nine months ended September 30, 2022, we purchased a total of 29.5 million shares for $11.0 billion of cash. During the nine months ended September 30, 2021, we did not use cash to repurchase shares.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interest during the nine months ended September 30, 2022 were as follows:

(in millions)
Balance as of December 31, 2021	$3,429
Net income attributable to redeemable noncontrolling interest	195
Equity contribution from redeemable noncontrolling interest	410
Distributions payable to redeemable noncontrolling interest	(200)
Redemption value adjustment	(653)
Other [1]	(22)
Balance as of September 30, 2022	$3,159
1 Relates to foreign currency translation adjustments.

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

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2022:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(336)		$(305)		$(200)		$(841)
Other comprehensive (loss) income before reclassifications	(413)	1	(3)		205		(211)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		7	2	7	3	14
Net other comprehensive (loss) income	(413)		4		212		(197)
Balance as of September 30, 2022	$(749)		$(301)		$12		$(1,038)
1Includes an unrealized gain related to our cross currency swaps. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $2 million for the nine months ended September 30, 2022. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2022	2021	2022	2021
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$608	$797	$2,815	$2,349

Basic weighted-average number of common shares outstanding	329.6	240.9	314.5	240.8
Effect of stock options and other dilutive securities	1.3	0.8	1.2	0.9
Diluted weighted-average number of common shares outstanding	330.9	241.7	315.7	241.7

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.84	$3.31	$8.95	$9.76
Diluted	$1.84	$3.30	$8.91	$9.72

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2022 and 2021, there were no stock options excluded. Restricted performance shares outstanding of 0.7 million and 0.5 million as of September 30, 2022 and 2021, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2022 and 2021 restructuring plan consisted of a company-wide workforce reduction of approximately 759 and 30 positions, and is further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2022 by segment is as follows:

	2022 Restructuring Plan		2021 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$39	$20	$3	$3
Ratings	14	9	3	2
Commodity Insights	37	26	—	—
Mobility	2	1	—	—
Indices	4	2	—	—
Engineering Solutions	1	1	—	—
Corporate	89	44	13	8
Total	$186	$103	$19	$13

We recorded a pre-tax restructuring charge of $186 million primarily related to employee severance charges for the 2022 restructuring plan during the nine months ended September 30, 2022 and have reduced the reserve by $83 million. The ending reserve balance for the 2021 restructuring plan was $19 million as of December 31, 2021. For the nine months ended September 30, 2022, we have reduced the reserve for the 2021 restructuring plan by $6 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
During 2022, following the completion of our merger with IHS Markit, we reorganized our reportable segments increasing from four reportable segments to six reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility, Indices and Engineering Solutions. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, other income, net, interest expense, net, or (gain) loss on extinguishment of debt, net, as these are amounts that do not affect the operating results of our reportable segments. The creation of the two additional segments in 2022 did not materially impact prior years’ reportable segments.

A summary of operating results for the periods ended September 30 is as follows:

Revenue	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
Market Intelligence	$1,016	$554	$2,774	$1,617
Ratings	681	1,017	2,345	3,107
Commodity Insights	432	255	1,234	747
Mobility	346	—	797	—
Indices	334	298	995	846
Engineering Solutions	95	—	224	—
Intersegment elimination [1]	(43)	(37)	(125)	(108)
Total revenue	$2,861	$2,087	$8,244	$6,209

Operating Profit	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
Market Intelligence [2]	$174	$179	$2,366	$514
Ratings [3]	377	644	1,352	2,054
Commodity Insights [4]	141	136	440	411
Mobility [5]	90	—	166	—
Indices [6]	239	213	732	600
Engineering Solutions [7]	1	—	3	—
Total reportable segments	1,022	1,172	5,059	3,579
Corporate Unallocated expense [8]	(175)	(89)	(852)	(262)
Equity in Income on unconsolidated subsidiaries [9]	6	—	21	—
Total operating profit	$853	$1,083	$4,228	$3,317
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
2 Operating profit for the three and nine months ended September 30, 2022 includes a loss on dispositions of $17 million and a gain on dispositions of $1.8 billion, respectively, employee severance charges of $13 million and $44 million, respectively, IHS Markit merger costs of $6 million and $21 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Operating profit for nine months ended September 30, 2021 includes a gain on disposition of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $134 million and $16 million for the three months ended September 30, 2022 and 2021, respectively and $331 million and $49 million for nine months ended September 30, 2022 and 2021, respectively.
3 Operating profit for the three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $14 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2022 and 2021, and $5 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.
4 Operating profit for the three and nine ended September 30, 2022 includes employee severance charges of $14 million and $38 million, respectively, and IHS Markit merger costs of $10 million and $16 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $32 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $77 million and $6 million for the nine months ended September 30, 2022 and 2021, respectively.
5 Operating profit for the three and nine months ended September 30, 2022 includes acquisition-related benefit of $19 million and $15 million, respectively, and employee severance changes of $1 million and $3 million, respectively. Operating profit for the nine months ended September 30, 2022 includes IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $76 million and $176 million for the three and nine months ended September 30, 2022, respectively.
6 Operating profit for the three and nine months ended September 30, 2022 includes a gain on disposition of $14 million and $52 million, employee severance charges of $1 million and $4 million, respectively and IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $9 million and $1 million for the three months ended September 30, 2022 and 2021, respectively, and $22 million and $4 million for the nine months ended September 30, 2022 and 2021, respectively.
7 Operating profit for three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $4 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $14 million and $33 million for the three and nine months ended September 30, 2022, respectively.
8 Corporate Unallocated expense for the three and nine months ended September 30, 2022 includes IHS Markit merger costs of $127 million and $483 million, respectively, employee severance charges of $23 million and $87 million, respectively, acquisition-related costs of $1 million and $7 million, respectively, an asset impairment of $9 million and a gain on acquisition of $10 million. The nine months ended September 30, 2022 includes a S&P Foundation grant of $200 million, lease impairments of $5 million and an asset write-off of $3 million. Corporate Unallocated expense for the three and nine months ended September 30, 2021 includes IHS Markit merger costs of $54 million and $153 million, respectively and a gain on disposition of $3 million, and for nine months ended September 30, 2021 includes a lease impairment of $3 million and Kensho retention related expense of $2 million. Corporate Unallocated expense also includes amortization of intangibles from acquisitions of $1 million for the nine months ended September 30, 2022 and $7 million for the nine months ended September 30, 2021.
9 Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $13 million and $42 million for the three and nine months ended September 30, 2022, respectfully.

The following table presents our revenue disaggregated by revenue type for the periods ended September 30:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2022
Subscription	$861	$—	$394	$269	$69	$89	$—	$1,682
Non-subscription / Transaction	40	244	21	77	—	6	—	388
Non-transaction	—	437	—	—	—	—	(43)	394
Asset-linked fees	—	—	—	—	210	—	—	210
Sales usage-based royalties	—	—	17	—	55	—	—	72
Recurring variable revenue	115	—	—	—	—	—		115
Total revenue	$1,016	$681	$432	$346	$334	$95	$(43)	$2,861

Timing of revenue recognition
Services transferred at a point in time	$40	$244	$21	$77	$—	$6	$—	$388
Services transferred over time	976	437	411	269	334	89	(43)	2,473
Total revenue	$1,016	$681	$432	$346	$334	$95	$(43)	$2,861

	Nine Months Ended September 30, 2022
Subscription	$2,386	$—	$1,088	$618	$190	$208	$—	$4,490
Non-subscription / Transaction	111	992	96	179	—	16	—	1,394
Non-transaction	—	1,353	—	—	—	—	(125)	1,228
Asset-linked fees	—	—	—	—	642	—	—	642
Sales usage-based royalties	—	—	50	—	163	—	—	213
Recurring variable revenue	277	—	—	—	—	—	—	277
Total revenue	$2,774	$2,345	$1,234	$797	$995	$224	$(125)	$8,244

Timing of revenue recognition
Services transferred at a point in time	$111	$992	$96	$179	$—	$16	$—	$1,394
Services transferred over time	2,663	1,353	1,138	618	995	208	(125)	6,850
Total revenue	$2,774	$2,345	$1,234	$797	$995	$224	$(125)	$8,244

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2021
Subscription	$541	$—	$236	$—	$47	$—	$—	$824
Non-subscription / Transaction	13	551	2	—	—	—	—	566
Non-transaction	—	466	—	—	—	—	(37)	429
Asset-linked fees	—	—	—	—	211	—	—	211
Sales usage-based royalties	—	—	17	—	40	—	—	57
Total revenue	$554	$1,017	$255	$—	$298	$—	$(37)	$2,087

Timing of revenue recognition
Services transferred at a point in time	$13	$551	$2	$—	$—	$—	$—	$566
Services transferred over time	541	466	253	—	298	—	(37)	1,521
Total revenue	$554	$1,017	$255	$—	$298	$—	$(37)	$2,087

	Nine Months Ended September 30, 2021
Subscription	$1,578	$—	$691	$—	$140	$—	$—	$2,409
Non-subscription / Transaction	39	1,748	7	—	—	—	—	1,794
Non-transaction	—	1,359	—	—	—	—	(108)	1,251
Asset-linked fees	—	—	—	—	589	—	—	589
Sales usage-based royalties	—	—	49	—	117	—	—	166
Total revenue	$1,617	$3,107	$747	$—	$846	$—	$(108)	$6,209

Timing of revenue recognition
Services transferred at a point in time	$39	$1,748	$7	$—	$—	$—	$—	$1,794
Services transferred over time	1,578	1,359	740	—	846	—	(108)	4,415
Total revenue	$1,617	$3,107	$747	$—	$846	$—	$(108)	$6,209
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2022	2021	2022	2021
U.S.	$1,717	$1,260	$4,925	$3,761
European region	645	498	1,911	1,497
Asia	322	227	912	648
Rest of the world	177	102	496	303
Total	$2,861	$2,087	$8,244	$6,209
See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12. Commitments and Contingencies

Leases

We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 1 year. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.

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
During the three and nine months ended September 30, 2022, we recorded a pre-tax impairment charge of $73 million and $98 million, respectively, related to the impairment and abandonment of operating lease related ROU assets. The pre-tax impairment charges recorded during the three and nine months ended September 30, 2022 is primarily associated with reductions in the anticipated sublease income on vacated leased facilities following the deterioration of local market conditions and consolidating our real estate facilities following the merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.

The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of September 30, 2022 and December 31, 2021:

(in millions)		September 30,	December 31,
Balance Sheet Location		2022	2021
Assets
Right of use assets	Lease right of use assets	$455	$426
Liabilities
Other current liabilities	Current lease liabilities	118	96
Lease liabilities — non-current	Non-current lease liabilities	592	492

The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2022	2021	2022	2021
Operating lease cost	$39	$32	$111	$97
Sublease income	(1)	—	(2)	(1)
Total lease cost	$38	$32	$109	$96

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2022	2021	2022	2021
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$39	$32	120	96

Right of use assets obtained in exchange for lease obligations
Operating leases	1	16	4	18

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	6.8	8.3
Weighted-average discount rate	3.20%	3.59%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2022 (Excluding the nine months ended September 30, 2022)	$38
2023	136
2024	112
2025	100
2026	87
2027 and beyond	344
Total undiscounted lease payments	$817
Less: Imputed interest	107
Present value of lease liabilities	$710

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2022, S&P Dow Jones Indices LLC earned $42 million and $130 million, respectively, of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2021, S&P Dow Jones Indices LLC earned $34 million and $102 million, respectively, of revenue under the terms of the License Agreement.The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Moreover, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities, antitrust matters and other matters, such as ESG. For example, as a nationally recognized statistical rating organization registered with the SEC under Section 15E of the Exchange Act, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. Although S&P Global seeks to promptly address any compliance issues that it detects or that the staff of the SEC or another regulator raises, there can be no assurance that the SEC or another regulator will not seek remedies against S&P Global for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

13. Recently Issued or Adopted Accounting Standards

In October of 2021, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the acquirer's accounting for contract assets and contract liabilities from contracts with customers in a business combination in accordance with Topic 606. The guidance is effective for reporting periods beginning after December 15, 2022, and early adoption is permitted. We early adopted this guidance on January 1, 2022. The early adoption of this standard applied to the acquired unearned revenue and contract costs associated with the IHS Markit merger. The adoption did not have a significant impact on our consolidated financial statements.

In March of 2020, the FASB issued accounting guidance to provide temporary optional expedients and exceptions to the current contract modifications and hedge accounting guidance in light of the expected market transition from London Interbank Offered Rate (“LIBOR”) to alternative rates. The new guidance provides optional expedients and exceptions to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity. The Company may elect to adopt the amendments prospectively to transactions existing as of or entered into from the date of adoption through December 31, 2022. We do not expect this guidance to have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, (“S&P Global,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2022. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2021 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Nine Months Ended September 30, 2022 and 2021
•Liquidity and Capital Resources
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

During 2022, following the completion of our merger with IHS Markit, we reorganized our reportable segments increasing from four reportable segments to six reportable segments consisting of: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings”), S&P Global Commodity Insights (“Commodity Insights”), S&P Global Mobility (“Mobility”), S&P Dow Jones Indices (“Indices”) and S&P Global Engineering Solutions (“Engineering Solutions”). The creation of the two additional segments in 2022 did not materially impact prior years’ reportable segments.
•Market Intelligence is a global provider of multi-asset-class data and analytics integrated with purpose-built workflow solutions.
•Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.
•Commodity Insights is a leading independent provider of information and benchmark prices for the commodity and energy markets.
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
On February 28, 2022, we completed the merger with IHS Markit Ltd (“IHS Markit”) by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and for the three and nine months ended September 30, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2022	2021	% Change [1]	2022	2021	% Change [1]
Revenue	$2,861	$2,087	37%	$8,244	$6,209	33%
Operating profit [2]	$853	$1,083	(21)%	$4,228	$3,317	27%
Operating margin %	30%	52%		51%	53%
Diluted earnings per share from net income	$1.84	$3.30	(44)%	$8.91	$9.72	(8)%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended September 30, 2022 includes IHS Markit merger costs of $144 million, employee severance charges of $55 million, an acquisition-related benefit of $18 million, an asset impairment of $9 million, a gain on acquisition of $10 million, a loss on dispositions of $2 million and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2022 includes a gain on dispositions of $1.9 billion, IHS Markit merger costs of $523 million, a S&P Foundation grant of $200 million, employee severance charges of $195 million, a gain on acquisition of $10 million, an asset impairment of $9 million, an acquisition-related benefit of $6 million, lease impairments of $5 million and an asset write-off of $4 million. Operating profit for the three months ended September 30, 2021 includes IHS Markit merger costs of $54 million and a gain on disposition of $3 million. Operating profit for the nine months ended September 30, 2021 includes IHS Markit merger costs of $153 million, a gain on disposition of $5 million, a lease impairment of $3 million and Kensho retention related expense of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $280 million and $21 million for the three months ended September 30, 2022 and 2021, respectively, and $687 million and $74 million for the nine months ended September 30, 2022 and 2021, respectively.
Three Months
Revenue increased 37% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for certain Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions at Market Intelligence; continued demand for market data and market insights products at Commodity Insights; higher exchange-traded derivative revenue, higher average levels of assets under management for mutual funds and higher data subscription revenue at Indices. These increases were partially offset by a decrease in revenue at Ratings due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings revenue. Foreign exchange rates had an unfavorable impact of 3 percentage points.

Operating profit decreased 21%. Excluding the impact of higher amortization of intangibles from acquisitions in 2022 of 22 percentage points, higher IHS Markit merger costs in 2022 of 8 percentage points, higher employee severance charges in 2022 of 5 percentage points, operating profit increased 14%. The increase was primarily due to revenue growth and lower incentive costs, partially offset by expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases and an increase in technology expenses. Foreign exchange rates had a favorable impact of 1% percentage point.
Nine Months

Revenue increased 33% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for certain Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions at Market Intelligence; continued demand for market data and market insights products and higher conference revenue at Commodity Insights; higher exchange-traded derivative revenue, higher average levels of assets under management for mutual funds and higher data subscription revenue at Indices. These increases were partially offset by a decrease in transaction revenue at Ratings due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings revenue. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Operating profit increased 27%. Excluding the favorable impact of a higher gain on dispositions of 60 percentage points, partially offset by the impact of higher IHS Markit merger costs in 2022 of 12 percentage points, a S&P Foundation grant in 2022 of 6 percentage points, higher amortization of intangibles from acquisitions in 2022 of 20 percentage points and higher employee severance charges in 2022 of 6 percentage points, operating profit increased 11%. The increase was primarily due to revenue growth, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and an increase in technology expenses. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Our Strategy

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets. Our purpose is to accelerate progress. We seek to deliver on this purpose in line with our core values of discovery, partnership and integrity.

In 2018, we announced the launch of Powering the Markets of the Future to provide a framework for our forward-looking business strategy. Through this framework, we seek to deliver an exceptional, differentiated customer experience by enhancing our foundational capabilities, evolving and growing our core businesses, and pursuing growth via adjacencies. In 2022, we are striving to deliver on our strategic priorities in the following key areas:

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Consolidated Review

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$2,861	$2,087	37%	$8,244	$6,209	33%
Total Expenses:
Operating-related expenses	994	543	83%	2,754	1,598	72%
Selling and general expenses	720	423	70%	2,442	1,162	N/M
Depreciation and amortization	298	41	N/M	738	137	N/M
Total expenses	2,012	1,007	N/M	5,934	2,897	N/M
Loss (gain) on dispositions	2	(3)	N/M	(1,897)	(5)	N/M
Equity in Income on Unconsolidated Subsidiaries	(6)	—	N/M	(21)	—	N/M
Operating profit	853	1,083	(21)%	4,228	3,317	27%
Other income, net	(37)	(22)	(68)%	(86)	(51)	(68)%
Interest expense, net	71	31	N/M	218	94	N/M
(Gain) loss on extinguishment of debt, net	(4)	—	N/M	15	—	N/M
Provision for taxes on income	145	213	(32)%	1,053	747	41%
Net income	678	861	(21)%	3,028	2,527	20%
Less: net income attributable to noncontrolling interests	(70)	(64)	(10)%	(213)	(178)	20%
Net income attributable to S&P Global Inc.	$608	$797	(24)%	$2,815	$2,349	20%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue
The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$2,861	$2,087	37%	$8,244	$6,209	33%

Subscription revenue	1,682	824	N/M	4,490	2,409	86%
Non-subscription / transaction revenue	388	566	(31)%	1,394	1,794	(22)%
Non-transaction revenue	394	429	(8)%	1,228	1,251	(2)%
Asset-linked fees	210	211	(1)%	642	589	9%
Sales usage-based royalties	72	57	25%	213	166	29%
Recurring variable	115	—	N/M	277	—	N/M

% of total revenue:
Subscription revenue	59%	39%		54%	39%
Non-subscription / transaction revenue	14%	27%		17%	29%
Non-transaction revenue	14%	21%		15%	20%
Asset-linked fees	7%	10%		8%	9%
Sales usage-based royalties	2%	3%		3%	3%
Recurring variable	4%	—%		3%	—%

U.S. revenue	$1,717	$1,260	36%	$4,925	$3,761	31%
International revenue:
European region	645	498	30%	1,911	1,497	28%
Asia	322	227	41%	912	648	40%
Rest of the world	177	102	73%	496	303	63%
Total international revenue	$1,144	$827	38%	$3,319	$2,448	36%
% of total revenue:
U.S. revenue	60%	60%		60%	61%
International revenue	40%	40%		40%	39%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Three Months

Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, and continued demand for Commodity Insights market data and market insights products also contributed to the increase. Non-subscription / transaction revenue decreased due to a decrease in corporate bond ratings revenue, bank loan ratings revenue and structured finance revenue at Ratings, partially offset by the impact of the merger with IHS Markit. Non-transaction revenue decreased due to the unfavorable impact of foreign exchange rates, lower entity credit ratings revenue and a decrease in Ratings Evaluation Service (“RES”) revenue. Asset linked fees decreased 1% as higher average levels of assets under management for mutual funds were offset by lower average levels of assets under management for ETFs at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 3 percentage points. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, and continued demand for Commodity Insights market data and market insights products also contributed to the increase. Non-subscription / transaction revenue decreased due to a decrease in corporate bond ratings revenue, bank loan ratings revenue and structured finance revenue at Ratings, partially offset by an the impact of the merger with IHS Markit and an increase in conference revenue at Commodity Insights. Non-transaction revenue decreased primarily due to the unfavorable impact of foreign exchange rates, a decrease in entity credit ratings revenue and lower RES revenue, partially offset by an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue at Ratings. Asset linked fees increased primarily due to higher average levels of assets under management for mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2022		2021		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$444	$237	$229	$123	94%	93%
Ratings [2]	233	59	245	118	(5)%	(51)%
Commodity Insights [3]	132	125	53	62	N/M	102%
Mobility [4]	88	90	—	—	N/M	N/M
Indices [5]	52	47	44	40	18%	17%
Engineering Solutions [6]	58	23	—	—	N/M	N/M
Intersegment eliminations [7]	(43)	—	(37)	—	(17)%	N/M
Total segments	964	581	534	343	81%	69%
Corporate Unallocated expense [8]	30	139	9	80	N/M	75%
Total	$994	$720	$543	$423	83%	70%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2022, selling and general expenses include include employee severance charges of $13 million, IHS Markit merger costs of $6 million, and acquisition-related costs of $1 million.
2 In 2022, selling and general expenses include employee severance charges of $2 million.
3 In 2022, selling and general expenses include employee severance charges of $14 million and IHS Markit merger costs of $10 million.
4 In 2022, selling and general expenses include acquisition-related benefit of $19 million and employee severance charges of $1 million.
5 In 2022, selling and general expenses include employee severance charges of $1 million and IHS Markit merger costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $2 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2022, selling and general expenses include IHS Markit merger costs of $127 million, employee severance charges of $23 million, an asset impairment of $9 million, a gain on acquisition of $10 million and acquisition-related costs of $1 million. In 2021, selling and general expenses include IHS Markit merger costs of $54 million.

Operating-Related Expenses

Operating-related expenses increased 83% primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 70%. Excluding the unfavorable impact of higher IHS Markit merger costs in 2022 of 17 percentage points, higher employee severance charges of 11 percentage points, partially offset by an acquisition-related benefit of 3 percentage points and a gain on acquisition of 1 percentage point, selling and general expenses increased 46%. The increase was primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Depreciation and Amortization

Depreciation and amortization was $298 million in 2022 compared to $41 million in 2021, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit.

Nine Months

(in millions)	2022		2021		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,223	$669	$687	$350	78%	91%
Ratings [2]	700	255	711	307	(1)%	(17)%
Commodity Insights [3]	385	327	155	170	N/M	92%
Mobility [4]	205	246	—	—	N/M	N/M
Indices [5]	151	135	127	113	19%	20%
Engineering Solutions [6]	137	51	—	—	N/M	N/M
Intersegment eliminations [7]	(124)	—	(108)	—	(15)%	N/M
Total segments	2,677	1,683	1,572	940	70%	79%
Corporate Unallocated expense [8]	77	759	26	222	N/M	N/M
Total	$2,754	$2,442	$1,598	$1,162	72%	N/M
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2022, selling and general expenses include employee severance charges of $44 million, IHS Markit merger costs of $21 million and acquisition-related costs of $2 million.
2 In 2022, selling and general expenses include employee severance charges of $14 million.
3 In 2022, selling and general expenses include employee severance charges of $38 million and IHS Markit merger costs of $16 million.
4 In 2022, selling and general expenses include acquisition-related benefit of $15 million, employee severance charges of $3 million and IHS Markit merger costs of $1 million.
5 In 2022, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $4 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2022, selling and general expenses include IHS Markit merger costs of $483 million, a S&P Foundation grant of $200 million, employee severance charges of $87 million, an asset impairment of $9 million, a gain on acquisition of $10 million, acquisition-related costs of $7 million, lease impairments of $5 million and an asset write-off of $3 million. In 2021, selling and general expenses include IHS Markit merger costs of $153 million, a lease impairment of $3 million and Kensho retention related expense of $2 million.

Operating-Related Expenses

Operating-related expenses increased 72% primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 110%. Excluding the unfavorable impact of higher IHS Markit merger costs in 2022 of 28 percentage points, a S&P Foundation grant of 15 percentage points and higher employee severance charges of 15 percentage points, selling and general expenses increased 52%. The increase was primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Depreciation and Amortization
Depreciation and amortization was $738 million in 2022 compared to $137 million in 2021, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit.
Loss (Gain) on Dispositions

During the three and nine months ended September 30, 2022, we completed the following dispositions that resulted in a pre-tax loss of $2 million and a pre-tax gain of $1,897 million, respectively, which was included in Loss (Gain) on dispositions in the consolidated statement of income:

•In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which is payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $15 million ($11 million after tax) and pre-tax gain of $505 million ($378 million after tax) for the sale of LCD. During the three and nine months ended September 30, 2022, we recorded a pre-tax gain of $14 million ($12 million after tax) and $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Loss (gain) on dispositions in the consolidated statements of income.

•In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

•In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $2 million ($2 million after tax) and a pre-tax gain of $1.341 billion ($1.005 billion after tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

•In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

During the three and nine months ended September 30, 2021, we completed the following dispositions that resulted in a pre-tax gain of $3 million and $5 million, respectively, which was included in Gain on dispositions in the consolidated statements of income:

•During the three and nine months ended September 30, 2021, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of an office facility in India in September of 2021.

•During the nine months ended September 30, 2021, we recorded a pre-tax gain of $2 million ($2 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC (“SPIAS”) within our Market Intelligence segment in July of 2019.

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

The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:
Three Months

(in millions)	2022	2021	% Change
Market Intelligence [1]	$174	$179	(3)%
Ratings [2]	377	644	(41)%
Commodity Insights [3]	141	136	4%
Mobility [4]	90	—	N/M
Indices [5]	239	213	12%
Engineering Solutions [6]	1	—	N/M
Total segment operating profit	1,022	1,172	(13)%
Corporate Unallocated expense [7]	(175)	(89)	(95)%
Equity in Income on Unconsolidated Subsidiaries [8]	6	—	N/M
Total operating profit	$853	$1,083	(21)%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2022 includes a loss on disposition of $17 million, IHS Markit merger costs of $6 million, employee severance charges of $13 million and acquisition-related costs of $1 million. 2022 and 2021 include amortization of intangibles from acquisitions of $134 million and $16 million, respectively.
2    2022 includes employee severance charges of $2 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $2 million.
3 2022 includes employee severance charges of $14 million and IHS Markit merger costs of $10 million. 2022 and 2021 include amortization of intangibles from acquisitions of $32 million and $2 million, respectively.
4    2022 includes acquisition-related benefit of $19 million, employee severance charges of $1 million, IHS Markit merger costs of $1 million and amortization of intangibles from acquisitions of $76 million.
5    2022 includes a gain on disposition of 14 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2022 and 2021 include amortization of intangibles from acquisitions of $9 million and $1 million, respectively.
6    2022 includes employee severance charges of $2 million. 2022 includes amortization of intangibles from acquisitions of $14 million.
7    2022 includes IHS Markit merger costs of $127 million, employee severance charges of $23 million, a gain on acquisition of $10 million, asset impairment of $9 million and acquisition-related costs of $1 million. 2021 includes IHS Markit merger costs of $54 million and a gain on disposition of $3 million.
8    2022 includes amortization of intangibles from acquisitions of $13 million.

Segment Operating Profit — Decreased 13% as compared to 2021. Excluding the unfavorable impact of higher amortization of intangibles from acquisitions in 2022 of 21 percentage points, employee severance charges in 2022 of 3 percentage points and IHS Markit merger related costs in 2022 of 1 percentage point, partially offset by an acquisition-related benefit in 2022 of 1 percentage point, segment operating profit increased 11%. The increase was primarily due to revenue growth primarily due to the impact of the merger with IHS Markit, lower incentive costs, partially offset by a decrease in revenue at Ratings, expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases and an increase in technology expenses. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 95% compared to 2021. Excluding higher IHS Markit merger costs in 2022 of 98 percentage points, employee severance charges in 2022 of 31 percentage points, an asset impairment in 2022 of 11 percentage points, a gain on disposition in 2021 of 3 percentage points and acquisition-related costs in 2022 of 2 percentage points, partially offset by a gain on acquisition in 2022 of 13 percentage points, Corporate Unallocated expense decreased 37% primarily due to cost synergies and lower incentive costs.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $6 million for the three months ended September 30, 2022.

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
Nine Months

(in millions)	2022	2021	% Change
Market Intelligence [1]	$2,366	$514	N/M
Ratings [2]	1,352	2,054	(34)%
Commodity Insights [3]	440	411	7%
Mobility [4]	166	—	N/M
Indices [5]	732	600	22%
Engineering Solutions [6]	3	—	N/M
Total segment operating profit	5,059	3,579	41%
Corporate Unallocated expense [7]	(852)	(262)	NM
Equity in Income on Unconsolidated Subsidiaries [8]	21	—	N/M
Total operating profit	$4,228	$3,317	28%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2022 includes a gain on disposition of $1.8 billion, employee severance charges of $44 million, IHS Markit merger costs of $21 million and acquisition-related costs of $2 million. 2021 includes a gain on disposition of $2 million. 2022 and 2021 include amortization of intangibles from acquisitions of $331 million and $49 million, respectively.
2    2022 includes employee severance charges of $14 million. 2022 and 2021 includes amortization of intangibles from acquisitions of $5 million and $8 million, respectively.
3 2022 includes employee severance charges of $38 million and IHS Markit merger costs of $16 million. 2022 and 2021 include amortization of intangibles from acquisitions of $77 million and $6 million, respectively.
4    2022 includes an acquisition-related benefit of $15 million, employee severance charges of $3 million, IHS Markit merger costs of $1 million and amortization of intangibles from acquisitions of $176 million.
5    2022 includes a gain on disposition of $52 million, employee severance charges of $4 million and IHS Markit merger costs of $1 million. 2022 and 2021 include amortization of intangibles from acquisitions of $22 million and $4 million, respectively.
6    2022 includes employee severance charges of 4 million. 2022 includes amortization of intangibles from acquisitions of $33 million.
7    2022 includes IHS Markit merger costs of $483 million, a S&P Foundation grant of $200 million, employee severance charges of $87 million, a gain on acquisition of $10 million, asset impairment of $9 million, acquisition-related costs of $7 million, lease impairments of $5 million and asset write-off of $3 million. 2021 includes IHS Markit merger costs of $153 million, a lease impairment of $3 million, a gain on disposition of $3 million and Kensho retention related expense of $2 million. 2022 and 2021 includes and amortization of intangibles from acquisitions of $1 million and $7 million, respectively.
8    2022 includes amortization of intangibles from acquisitions of $42 million.
Segment Operating Profit — Increased 41% as compared to 2021. Excluding the favorable impact of a higher gain on dispositions in 2022 of 53 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2022 of 16 percentage points, higher employee severance charges in 2022 of 3 percentage points and IHS Markit merger related costs in 2022 of 1 percentage point, segment operating profit increased 8%. The increase was primarily due to revenue growth primarily due to the impact of the merger with IHS Markit, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by a decrease in transaction revenue at Ratings, expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and an increase in technology expenses. See “Segment Review” below for further information.

Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 225% compared to 2021. Excluding higher IHS Markit merger costs in 2022 of 137 percentage points, a S&P Foundation grant in 2022 of 83 percentage points, employee severance charges in 2022 of 36 percentage points, an asset impairment in 2022 of 4 percentage points, acquisition-related costs in 2022 of 3 percentage points, partially offset by a gain on acquisition of 4 percentage points and lower amortization of intangibles from acquisitions in 2022 of 2 percentage points, Corporate Unallocated expense decreased 32% primarily due to cost synergies and lower incentive costs.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $21 million for the nine months ended September 30, 2022.

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
Other Income, net
Other income, net includes the net periodic benefit cost for our retirement and post retirement plans and gains and losses on our mark-to-market investments. Other income, net was $37 million for the three months ended September 30, 2022 compared to $22 million for the three months ended September 30, 2021, and $86 million for the nine months ended September 30, 2022 compared to $51 million for the nine months ended September 30, 2021 primarily due to higher gains on our mark-to-market investments in 2022.

Interest Expense, net

Interest expense, net increased $40 million compared to the three months ended September 30, 2021, and increased $124 million compared to the nine months ended September 30, 2021 primarily due to higher debt balances. See Note 4 – Debt for further details.

Gain (loss) on Extinguishment of Debt, Net

During the three and nine ended September 30, 2022, we recognized a $4 million gain and $15 million loss on extinguishment of debt. The nine months ended September 30, 2022 includes a $142 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $127 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

The effective income tax rate was 17.6% and 25.8% for the three and nine months ended September 30, 2022 and 19.9% and 22.8% for the three and nine months September 30, 2021, respectively. The decrease in the three months ended September 30, 2022 was primarily due to mix of income by jurisdiction. The increase in nine months ended September 30, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”), a business within our Market Intelligence segment, to Morningstar. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $15 million ($11 million after tax) and pre-tax gain of $505 million ($378 million after tax) for the sale of LCD.
In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $2 million ($2 million after tax) and a pre-tax gain of $1.341 billion ($1.005 billion after tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$1,016	$554	83%	$2,774	$1,617	72%

Subscription revenue	$861	$541	59%	$2,386	$1,578	51%
Recurring variable revenue	$115	$—	N/M	$277	$—	N/M
Non-subscription revenue	$40	$13	N/M	$111	$39	N/M
% of total revenue:
Subscription revenue	85%	98%		86%	98%
Recurring variable revenue	11%	—%		10%	—%
Non-subscription revenue	4%	2%		4%	2%

U.S. revenue	$598	$347	72%	$1,634	$1,021	60%
International revenue	$418	$207	N/M	$1,140	$596	91%
% of total revenue:
U.S. revenue	59%	63%		59%	63%
International revenue	41%	37%		41%	37%

Operating profit [1]	$174	$179	(3)%	$2,366	$514	N/M
Operating margin %	17%	32%		85%	32%
N/M – Represents a change equal to or in excess of 100% or not meaningful
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
1 Operating profit for the three and nine months ended September 30, 2022 includes loss on dispositions of $17 million and gain on dispositions $1.8 billion, respectively, employee severance charges of $13 million and $44 million, respectively, IHS Markit merger costs of $6 million and $21 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Operating profit for the nine months ended September 30, 2021 includes a gain on disposition of $2 million. Operating profit includes amortization of intangibles from acquisitions of $134 million and $16 million is included for the three months ended September 30, 2022 and 2021, respectively, and $331 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively.
Three Months
Revenue increased 83% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 2% percentage points.

Operating profit decreased 3%. Excluding the impact of higher amortization of intangibles of 60 percentage points, a loss on dispositions of 9 percentage points, employee severance charges in 2022 of 7 percentage points, IHS Markit merger costs in 2022 of 3 percentage points, operating profit increased 76% primarily due to revenue growth and lower incentive costs, partially offset by expenses associated with the merger with IHS Markit, an increase in technology expenses and higher compensation costs. Foreign exchange rates had a favorable impact of 8% percentage points.
Nine Months
Revenue increased 72% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 360%. Excluding the impact of a gain on dispositions of 366 percentage points, partially offset by higher amortization of intangibles of 56 percentage points, employee severance charges in 2022 of 9 percentage points and IHS Markit merger costs in 2022 of 4 percentage points, operating profit increased 64% primarily due to revenue growth and lower incentive costs, partially offset by expenses associated with the merger with IHS Markit, an increase in technology expenses and higher compensation costs. Foreign exchange rates had a favorable impact of 4 percentage points.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $36 million and $107 million for the three and nine months ended September 30, 2022, respectively, and $34 million and $101 million for the three and nine months ended September 30, 2021, respectively.
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$681	$1,017	(33)%	$2,345	$3,107	(25)%

Transaction revenue	$244	$551	(56)%	$992	$1,748	(43)%
Non-transaction revenue	$437	$466	(6)%	$1,353	$1,359	—%
% of total revenue:
Transaction revenue	36%	54%		42%	56%
Non-transaction revenue	64%	46%		58%	44%

U.S. revenue	$370	$592	(37)%	$1,282	$1,828	(30)%
International revenue	$311	$425	(27)%	$1,063	$1,279	(17)%
% of total revenue:
U.S. revenue	54%	58%		55%	59%
International revenue	46%	42%		45%	41%

Operating profit [1]	$377	$644	(41)%	$1,352	$2,054	(34)%
Operating margin %	55%	63%		58%	66%
1Operating profit for the three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $14 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2022 and 2021, and $5 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.

Three Months

Revenue decreased 33%, with an unfavorable impact from foreign exchange rates of 3% percentage points. Transaction revenue decreased due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings revenue. A decrease in structured finance revenues primarily driven by decreased issuance of U.S. collateralized loan obligations (“CLOs”) also contributed to the decrease in transaction revenue. Reduced issuance volumes mainly resulted from unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year period. Non-transaction revenue decreased due to the unfavorable impact of foreign exchange rates, lower entity credit ratings revenue and a decrease in Ratings Evaluation Service (“RES”) revenue. Excluding the unfavorable impact of foreign exchange rates of 4 percentage points, non-transaction revenue decreased 2%. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit decreased 41%, with an unfavorable impact from foreign exchange rates of 1% percentage point. Excluding the impact of employee severance charges in 2022 of less than 1 percentage point, operating profit decreased 41% primarily due to a decline in revenue partially offset by a decrease in expenses. The decrease in expenses was primarily driven by lower incentive costs due to weaker financial performance, partially offset by higher compensation costs driven by targeted investment into key areas of the business, as well as annual merits and promotion, and higher legal fees.
Nine Months

Revenue decreased 25%, with an unfavorable impact from foreign exchange rates of 2 percentage points. Transaction revenue decreased due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings revenue. A decrease in structured finance revenues primarily driven by decreased issuance of U.S. CLOs also contributed to the decrease in transaction revenue. Reduced issuance volumes mainly resulted from unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year period. Non-transaction revenue remained relatively unchanged, decreasing less than 1%, primarily due to the unfavorable impact of foreign exchange rates, a decrease in entity credit ratings revenue and lower RES revenue, offset by an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue. Excluding the unfavorable impact of foreign exchange rates of 3 percentage points, non-transaction revenue increased 3%. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit decreased 34%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of employee severance charges in 2022 of 1 percentage point, operating profit decreased 33% primarily due to a decline in revenue partially offset by decrease in expenses. The decrease in expenses was driven by lower incentive costs due to weaker financial performance, lower occupancy costs from reduced real estate footprint, and lower project amortization costs, partially offset by higher compensation costs driven by targeted investment into key areas of the business, as well as annual merits and promotion, legal fees and the resumption of business travel from the lifting of COVID restrictions.

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

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(80)%	(80)%	(84)%	(79)%	(72)%	(77)%
Investment-grade issuance	(25)%	(10)%	(25)%	(17)%	(15)%	(17)%
Total issuance **	(41)%	(31)%	(29)%	(38)%	(30)%	(23)%
*     Includes Industrials and Financial Services.
** Includes rated and non-rated issuance
•Corporate issuance was down in the U.S. and Europe for the quarter and year-to-date driven by reflecting unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year periods.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(28)%	(15)%	(24)%	(1)%	(25)%	(5)%
Structured credit (primarily CLOs)	(74)%	(76)%	(75)%	(62)%	(65)%	(62)%
Commercial mortgage-backed securities (“CMBS”)	(35)%	*	(42)%	43%	(79)%	33%
Residential mortgage-backed securities (“RMBS”)	(52)%	160%	(28)%	(1)%	38%	1%
Covered bonds	**	50%	23%	**	76%	88%
Total issuance	(52)%	7%	(36)%	(24)%	11%	(10)%
*     Represents no activity in 2022.
**     Represents no activity in 2021.

•ABS issuance decreased in the U.S. and Europe driven by a decline in Autos, Student Loans, and Non-Traditional / Esoterics.

•CLO issuance was down in the U.S. and European structured credit markets due to unfavorable market conditions and widening spreads slowing down new issues and eliminating refinancing and resets.

•CMBS issuance was down in the U.S. in the quarter reflecting unfavorable market conditions. CMBS issuance was also down in Europe, although from a low 2021 base.

•RMBS issuance was down the U.S. in the quarter reflecting decreased market volume due to unfavorable market conditions. RMBS issuance increased in Europe reflecting an increase in large jumbo deals.

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

Commodity Insights

Commodity Insights is a leading independent provider of information and benchmark prices for the commodity and energy markets. Commodity Insights provides essential price data, analytics, industry insights and software & services, enabling the commodity and energy markets to perform with greater transparency and efficiency.

Commodity Insights includes the following business lines:

•Energy & Resources Data & Insights — includes data, news, insights, and analytics for petroleum, gas, power & renewables, petrochemicals, metals & steel, agriculture, and other commodities;
•Price Assessments — includes price assessments and benchmarks, forward curves;
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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$432	$255	70%	$1,234	$747	65%

Subscription revenue	$394	$236	67%	$1,088	$691	57%
Sales usage-based royalties	$17	$17	(4)%	$50	$49	2%
Non-subscription revenue	$21	$2	N/M	$96	$7	N/M
% of total revenue:
Subscription revenue	91%	93%		88%	93%
Sales usage-based royalties	4%	7%		4%	7%
Non-subscription revenue	5%	1%		8%	1%

U.S. revenue	$167	$91	85%	$496	$261	90%
International revenue	$265	$164	61%	$738	$486	52%
% of total revenue:
U.S. revenue	39%	36%		40%	35%
International revenue	61%	64%		60%	65%

Operating profit [1]	$141	$136	4%	$440	$411	7%
Operating margin %	33%	54%		36%	55%
N/M - Represents a change equal to or in excess of 100% or not meaningful
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
1Operating profit for the three and nine months ended September 30, 2022 includes employee severance charges of $14 million and $38 million, respectively, and IHS Markit merger costs of $10 million and $16 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $32 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $77 million and $6 million for the nine months ended September 30, 2022 and 2021, respectively.

Three Months

Revenue increased 70% primarily due to the impact of the merger with IHS Markit and continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue drivers, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of 1% percentage point.

Operating profit increased 4%. Excluding the impact of higher amortization of intangibles from acquisitions of 22 percentage points, employee severance charges in 2022 of 10 percentage points and IHS Markit merger costs in 2022 of 7 percentage points, operating profit increased 43%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, higher compensation costs, the resumption of business travel from the lifting of COVID restrictions and an increase in operating costs to support business initiatives at Commodity Insights. Foreign exchange rates had a favorable impact of 2% percentage points.
Nine Months

Revenue increased 65% primarily due to the impact of the merger with IHS Markit, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue driven by the return of in-person attendance at Commodity Insights conferences in 2022 compared to virtual events in 2021. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue drivers, followed by the Advisory & Transactional Services business, which contributed large growth in the first quarter of 2022. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 7%. Excluding the impact of higher amortization of intangibles from acquisitions of 17 percentage points, employee severance charges in 2022 of 9 percentage points and IHS Markit merger costs in 2022 of 4 percentage points, operating profit increased 37%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, an increase in costs related to the Commodity Insights conferences in 2022, higher compensation costs, the resumption of business travel from the lifting of COVID restrictions and an increase in operating costs to support business initiatives at Commodity Insights. Foreign exchange rates had a favorable impact of less than 1 percentage point.
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
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$346	$—	N/M	$797	$—	N/M

Subscription revenue	$269	$—	N/M	$618	$—	N/M
Non-subscription revenue	$77	$—	N/M	$179	$—	N/M
% of total revenue:
Subscription revenue	78%	—%		78%	—%
Non-subscription revenue	22%	—%		22%	—%

U.S. revenue	$282	$—	N/M	$647	$—	N/M
International revenue	$64	$—	N/M	$150	$—	N/M
% of total revenue:
U.S. revenue	82%	—%		81%	—%
International revenue	18%	—%		19%	—%

Operating profit [1]	$90	$—	N/M	$166	$—	N/M
Operating margin %	26%	—%		21%	—%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1 Operating profit for the three and nine months ended September 30, 2022 includes an acquisition-related benefit of $19 million and $15 million, respectively, and employee severance charges of $1 million and $3 million, respectively. The nine months ended September 30, 2022 includes IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $76 million and $176 million for the three and nine months ended September 30, 2022, respectively.

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

During the three and nine months ended September 30, 2022, we recorded a pre-tax gain of $14 million ($12 million after tax) and $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Loss (gain) on dispositions in the consolidated statements of income.
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
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$334	$298	12%	$995	$846	18%

Asset-linked fees	$210	$211	(1)%	$642	$589	9%
Subscription revenue	$69	$47	48%	$190	$140	35%
Sales usage-based royalties	$55	$40	37%	$163	$117	40%
% of total revenue:
Asset-linked fees	63%	71%		65%	70%
Subscription revenue	21%	16%		19%	17%
Sales usage-based royalties	16%	13%		16%	14%

U.S. revenue	$271	$249	9%	$818	$707	16%
International revenue	$63	$49	27%	$177	$139	28%
% of total revenue:
U.S. revenue	81%	84%		82%	84%
International revenue	19%	16%		18%	16%

Operating profit [1]	$239	$213	12%	$732	$600	22%
Less: net operating profit attributable to noncontrolling interests	64	58		195	161
Net operating profit	$175	$155	13%	$537	$439	22%
Operating margin %	72%	71%		74%	71%
Net operating margin %	52%	52%		54%	52%
1 Operating profit for the three and nine months ended September 30, 2022 includes a gain on disposition of $14 million and $52 million, respectively, employee severance charges of $1 million and $4 million, respectively, and IHS Markit merger costs of $1 million. Operating profit includes amortization of intangibles from acquisitions of $9 million and $1 million for the three months ended

September 30, 2022 and 2021, respectively, and $22 million and $4 million for the nine months ended September 30, 2022 and 2021, respectively.

Three Months

Revenue at Indices increased 12% primarily due to higher exchange-traded derivative revenue driven by higher average trading volume from increased volatility, higher average levels of assets under management (“AUM”) for mutual funds, higher data subscription revenue and the impact of the merger with IHS Markit. These increases were partially offset by lower levels of AUM for ETFs and the impact of a breakup fee associated with the a termination of several ETF funds in the prior year period. Ending AUM for ETFs at September 30, 2022 was $2.348 trillion. Excluding AUM related to the merger with IHS Markit, ending AUM for ETFs decreased 10% to $2.230 trillion and average levels of AUM for ETFs decreased 3% to $2.458 trillion compared to the three months ended September 30, 2021. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 12%. Excluding the impact of a gain on disposition of 7 percentage points, partially offset by higher amortization of intangibles from acquisitions of 4 percentage points, operating profit increased 10%. Revenue growth and lower incentive costs were partially offset by an increase in strategic investments, higher compensation costs driven by annual merit increases, the resumption of business travel from the lifting of COVID restrictions and the impact of the merger with IHS Markit. Foreign exchange rates had an unfavorable impact of 2 percentage points.
Nine Months

Revenue at Indices increased 18% primarily due to higher exchange-traded derivative revenue driven by higher average trading volume from increased volatility, higher average levels of assets under management (“AUM”) for mutual funds, higher data subscription revenue and the impact of the merger with IHS Markit. Ending AUM for ETFs at September 30, 2022 was $2.348 trillion. Excluding AUM related to the merger with IHS Markit, ending AUM for ETFs decreased 10% to $2.230 trillion and average levels of AUM for ETFs increased 9% to $2.548 trillion compared to the nine months ended September 30, 2021. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 22%. Excluding the impact of a gain on disposition of 9 percentage points, partially offset by higher amortization of intangibles from acquisitions of 3 percentage points and employee severance charges in 2022 of 1 percentage point, operating profit increased 17%. The impact of revenue growth and lower incentive costs were partially offset by an increase in strategic investments, higher compensation costs driven by annual merit increases, higher data costs, the resumption of business travel from the lifting of COVID restrictions and the impact of the merger with IHS Markit. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2022	2021	% Change	2022	2021	% Change
Revenue	$95	$—	N/M	$224	$—	N/M

Subscription revenue	$89	$—	N/M	$208	$—	N/M
Non-subscription revenue	$6	$—	N/M	$16	$—	N/M
% of total revenue:
Subscription revenue	94%	—%		93%	—%
Non-subscription revenue	6%	—%		7%	—%

U.S. revenue	$53	$—	N/M	$124	$—	N/M
International revenue	$42	$—	N/M	$100	$—	N/M
% of total revenue:
U.S. revenue	56%	—%		55%	—%
International revenue	44%	—%		45%	—%

Operating profit [1]	$1	$—	N/M	$3	$—	N/M
Operating margin %	1%	—%		1%	—%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1 Operating profit for three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $4 million, respectively. Operating profit includes amortization of intangibles from acquisitions of $14 million and $33 million for the three and nine months ended September 30, 2022, respectively.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,389 million as of September 30, 2022, a decrease of $5,116 million from December 31, 2021.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2022	2021	% Change
Net cash provided by (used for):
Operating activities	$1,490	$2,658	(44)%
Investing activities	$3,689	$(42)	N/M
Financing activities	$(10,128)	$(772)	N/M

In the first nine months of 2022, free cash flow decreased $1,222 million to $1,232 million compared to $2,454 million in the first nine months of 2021. The decrease is primarily due to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities decreased $1,168 million to $1,490 million for the first nine months of 2022. The decrease is mainly due to a decrease in operating results, an increase in IHS Markit merger costs, higher taxes paid on divestitures and a grant payment to the S&P Global Foundation in 2022.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities was $3,689 million for the first nine months of 2022 compared to cash used for investing activities of $42 million in the first nine months of 2021, primarily due to cash received from the dispositions of CUSIP Global Services, Oil Price Information Services, the Leveraged Commentary and Data business and a related family of leveraged loan indices, and the Base Chemicals business in 2022. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $9,356 million to $10,128 million for the first nine months of 2022. The increase is primarily attributable to an increase in cash used for share repurchases in 2022. During the nine months ended September 30, 2022, we purchased a total of 29.5 million shares for $11.0 billion of cash. During the nine months ended September 30, 2021, we did not use cash to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of September 30, 2022 and December 31, 2021, there was no commercial paper outstanding.

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

On February 28, 2022, the Board of Directors approved a quarterly common stock dividend of $0.85 per share. The quarterly dividend increased from $0.77 to $0.85 per share beginning in the second quarter.

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
Other subsidiaries of the Company do not guarantee the registered debt securities of either S&P Global Inc. or Standard & Poor's Financial Services LLC (the “Obligor Group”) which are referred to as the “Non-Obligor Group”.

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
Summarized results of operations for the periods ended September 30, 2022 are as follows:

	Three Months	Nine Months
(in millions)	2022	2022
Revenue	$652	$2,121
Operating Profit	455	1,149
Net Income	360	1,274
Net income attributable to S&P Global Inc.	360	1,274

Summarized balance sheet information as of September 30, 2022 and December 31, 2021 is as follows:

(in millions)	September 30,	December 31,
	2022	2021
Current assets (excluding intercompany from Non-Obligor Group)	$936	$6,124
Non-current assets	1,539	846
Current liabilities (excluding intercompany to Non-Obligor Group)	947	1,307
Non-current liabilities	11,313	5,242
Intercompany payables to Non-Obligor Group	10,971	4,851

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

(in millions)	2022	2021	% Change
Cash provided by operating activities	$1,490	$2,658	(44)%
Capital expenditures	(61)	(33)
Distributions to noncontrolling interest holders, net	(197)	(171)
Free cash flow	$1,232	$2,454	(50)%

(in millions)	2022	2021	% Change
Cash provided by (used for) investing activities	3,689	(42)	N/M
Cash used for financing activities	(10,128)	(772)	N/M

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 1 — Accounting Policies to the consolidated financial statements in our most recent Form 10-K. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our most recent Form 10-K, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes, contingencies and redeemable non-controlling interests. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our most recent Form 10-K, there have been no material changes to our critical accounting estimates.

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
•the volatility and health of debt, equity, commodities and energy markets, including credit quality and spreads, the level of liquidity and future debt issuances, demand for investment products that track indices and assessments and trading volumes of certain exchange traded derivatives;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2022 and December 31, 2021, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2022 and December 31, 2021, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of September 30, 2022 and December 31, 2022, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, we completed the merger with IHS Markit. As part of our ongoing integration activities, we are incorporating our controls and procedures into this recently acquired business concurrent with the augmentation of our Company-wide controls. There were no other changes in internal control over financial reporting that occurred during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our recent merger with IHS Markit has changed the composition of our markets and product mix, exposing us to the automotive industry and the upstream exploration and production industry and its associated cyclicality, for example. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills. Notwithstanding that our businesses have significant complimentary products and services, as we integrate the business lines, we may discover that we do not possess the skills or knowledge to appropriately manage such new business lines.

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

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from ongoing military conflict between Russia and Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. We announced our suspension of commercial operations in Russia and Belarus in March 2022. Suspending our operations in those jurisdictions has impacted revenue, particularly in Commodity Insights, however it has not had a material effect on the Company's results of operations. However the length and impact of the ongoing military conflict is highly unpredictable, and resulted in market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in increased volatility and disruption to the global economy and the markets in which we operate adversely impacting our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the third quarter of 2022, we did not repurchase any shares under the 2022 Repurchase Program, and as of September 30, 2022, 30 million shares remained under the 2022 Repurchase Program.

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2020 Repurchase Program”), which was approximately 12% of the total shares of our outstanding common stock at that time. During the third quarter of 2022, we repurchased 10.5 million shares under the 2020 Repurchase Program, which included 4.7 million shares from the conclusion of our accelerated share repurchase (“ASR”) agreements that we entered into on March 1, 2022 and May 13, 2022 and 5.8 million shares received from our ASR agreements that we entered into on August 9, 2022. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of September 30, 2022, 1.3 million shares remained under the 2020 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2020 and 2022 Repurchase Programs have no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2022 pursuant to our 2020 and 2022 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2022 [1]	2,941,644	$360.49	2,940,475	38.8 million
August 1 — August 31, 2022 [2,3]	7,540,338	358.60	7,539,453	31.3 million
September 1 — September 30, 2022	397	350.23	—	31.3 million
Total — Quarter [1,2,3]	10,482,379	$359.78	10,479,928	31.3 million

1 Includes 2.7 million and 0.2 million shares received from the conclusion of our ASR agreements that we entered into on March 1, 2022 and May 13, 2022, respectively.

2 Includes 1.4 million and 0.4 million shares received from the conclusion of our ASR agreements that we entered into on March 1, 2022 and May 13, 2022, respectively.

3 Includes 5.8 million shares received from the initiation of our ASR agreement that we entered into on August 9, 2022. Average price paid per share information does not include this accelerated share repurchase transaction.
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

During the third quarter of 2022, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the third quarter of 2022, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

Item 6. Exhibits

(10)	Separation Agreement and Release dated September 15, 2022 between Registrant and John Berisford

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

S&P Global Inc.
Registrant

Date:	October 27, 2022	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	October 27, 2022	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer