Form 10-K
period 2022-12-31
S&P Global Inc.
filed 2023-02-10
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
                                                Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2022, was $113.3 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $337.06 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 27, 2023 was 322.0 million shares, excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

Part III incorporates information by reference from the definitive proxy statement for the 2023 annual meeting of shareholders.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, including statements about the completed merger (the “Merger”) between a subsidiary of the Company and IHS Markit Ltd. (“IHS Markit”), which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, management may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in the Company’s business strategies and methods of generating revenue; the development and performance of the Company’s services and products; the expected impact of acquisitions and dispositions; the Company’s effective tax rates; and the Company’s cost structure, dividend policy, cash flows or liquidity.

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
•concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings, benchmarks, indices and other services;
•our ability to attract, incentivize and retain key employees, especially in a competitive business environment;
•the Company’s exposure to potential criminal sanctions or civil penalties for noncompliance with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which it operates, including sanctions laws relating to countries such as Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;
•the continuously evolving regulatory environment in Europe, the United States and elsewhere around the globe affecting each of our business divisions and the products our business divisions offer, and our compliance therewith;
•the ability of the Company to implement its plans, forecasts and other expectations with respect to IHS Markit’s business and realize expected synergies;
•business disruption following the Merger;
•the Company’s ability to meet expectations regarding the accounting and tax treatments of the Merger;
•the Company’s ability to make acquisitions and dispositions and successfully integrate the businesses we acquire;
•consolidation of the Company’s customers, suppliers or competitors;
•the introduction of competing products or technologies by other companies;
•the effect of competitive products and pricing, including the level of success of new product developments and global expansion;
•the impact of customer cost-cutting pressures;
•a decline in the demand for our products and services by our customers and other market participants;
•the ability of the Company, and its third-party service providers, to maintain adequate physical and technological infrastructure;
•the Company’s ability to successfully recover from a disaster or other business continuity problem, such as an earthquake, hurricane, flood, civil unrest, protests, military conflict, terrorist attack, outbreak of pandemic or contagious diseases, security breach, cyber attack, data breach, power loss, telecommunications failure or other natural or man-made event;
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

PART I

Item 1. Business

Overview

S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” the “Registrant,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; the automotive markets include manufacturers, suppliers, dealerships and service shops; and the engineering markets include engineers, builders, and architects. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels. We were incorporated in December of 1925 under the laws of the state of New York.

Our Businesses

Our operations consist of six reportable segments: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings"), S&P Global Commodity Insights (“Commodity Insights”), S&P Global Mobility (“Mobility”), S&P Dow Jones Indices (“Indices”) and S&P Global Engineering Solutions (“Engineering Solutions”). For a discussion on the competitive conditions and regulatory environment associated with our businesses, see “MD&A – Segment Review” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

On February 28, 2022, we completed the merger with IHS Markit Ltd. (“IHS Markit”) by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and for the year ended December 31, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

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
•Enterprise Solutions — software and workflow solutions that help our customers manage and analyze data; identify risk; reduce costs; and meet global regulatory requirements. The portfolio includes industry leading financial technology solutions like Wall Street Office, Enterprise Data Manager, Information Mosaic, and iLevel. Our Global Markets Group offering delivers bookbuilding platforms across multiple assets including municipal bonds, equities and fixed income; and
•Credit & Risk Solutions — commercial arm that sells Ratings' credit ratings and related data and research, advanced analytics, and financial risk solutions which includes subscription-based offerings, RatingsXpress®, RatingsDirect® and Credit Analytics.
Subscription revenue at Market Intelligence is primarily derived from distribution of data, valuation services, analytics, third party research, and credit ratings-related information through both feed and web-based channels. Subscription revenue also includes software and hosted product offerings which provide maintenance and continuous access to our platforms over the contract term. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing conferences and events, and analytical services.
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

Commodity Insights
Commodity Insights is a leading independent provider of information and benchmark prices for the commodity and energy markets. Commodity Insights provides essential price data, analytics, industry insights and software & services, enabling the commodity and energy markets to perform with greater transparency and efficiency. Key customers served by Commodity Insights include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture.

Commodity Insights includes the following business lines:

•Energy & Resources Data & Insights — includes data, news, insights, and analytics for petroleum, gas, power & renewables, petrochemicals, metals & steel, agriculture, and other commodities;
•Price Assessments — includes price assessments and benchmarks, and forward curves;
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

•Sales usage-based royalties — primarily from licensing our proprietary market price data and price assessments to commodity exchanges; and
•Non-subscription revenue — conference sponsorship, consulting engagements, events, and perpetual software licenses.
Mobility
Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies. Mobility operates globally, with staff located in over 17 countries.

Mobility's revenue is generated primarily through the following sources:

•Subscription revenue — Mobility's core information products provide critical information and insights to all global OEMs, most of the world’s leading suppliers, and the majority of North American dealerships. Mobility operates across both the new and used car markets. Mobility provides data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supplies car makers and dealers with market reporting products, predictive analytics and marketing automation software; and supports dealers with vehicle history reports, used car listings and service retention solutions. Mobility also sells a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities; and
•Non-subscription revenue — One-time transactional sales of data that are non-cyclical in nature – and that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity – as well as consulting and advisory services.
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
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales-usage based royalties of its indices, as well as data subscription arrangements. Specifically, Indices generates revenue from the following sources:
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
On January 14, 2023, we entered into a securities and asset purchase agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) to sell our Engineering Solutions business for $975 million in cash, subject to customary purchase price adjustments. We currently anticipate the divestiture to result in after-tax proceeds of approximately $750 million, which proceeds are expected to be used for share repurchases. The agreement follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. The transaction, which is subject to receipt of required regulatory approvals and satisfying other customary closing conditions, is expected to close by the end of the second quarter of 2023.
Segment and Geographic Data

The relative contribution of our reportable segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2022 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Human Capital

As of December 31, 2022, we had approximately 39,950 permanent employees located worldwide, including around 21,750 in Asia, 11,750 in the U.S. and Canada, 5,700 in Europe, Middle East, and Africa, and 750 in Latin America.

Our People by Geographic Region
Asia
U.S./Canada
EMEA
Latin America
2%
14%
55%
29%

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

At the management level, our Chief Purpose Officer is responsible for leading the development and execution of the Company’s human capital management strategy, also referred to as our “People” strategy, working together with other senior leaders across the Company. Among other things, this includes promoting an inclusive and performance-driven workplace culture with equitable opportunity for all; managing the Company’s initiatives to attract, develop, engage and retain the high-quality talent needed to ensure S&P Global is equipped with the right skillsets and intellectual capital to deliver on current and future business needs; and overseeing the design of the Company’s compensation, benefits and well-being programs. In connection with these responsibilities, the Chief Purpose Officer also partners with our Corporate Responsibility & Diversity, Equity & Inclusion team on the development and execution of the Company’s diversity, equity and inclusion roadmap and works closely with the CEO on executive succession planning and development of the talent succession pipeline for the Company’s Executive Committee.
The Company’s short-term incentive plan further reflects the significant role our people play in driving our enterprise strategy to Power Global Markets by linking executive pay outcomes under our enterprise and division balanced scorecards to the achievement of strategic people priorities. In 2022, we focused on delivering on the following strategic People priorities across the enterprise:
•Roll out and embed our new purpose and values across the combined company
•Encourage career mobility and career development through career coaching and Thrive, our performance management experience
•Improve diverse representation through hiring, advancement and retention, while continuing to raise awareness through DEI education
•Attract and retain our people through recognition programs, learning opportunities, and fair compensation

To achieve our strategic people objectives, we support our employees through human capital management strategies that include diversity, equity and inclusion initiatives; learning and development programs; competitive compensation and benefits programs; hybrid work, benefits and well-being programs; and talent attraction, retention and engagement. Examples of some of our key initiatives and programs in these focus areas are included below.

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
•To improve our pipeline of diverse talent, we have expanded our partnerships in diverse talent recruitment with select Historically Black Colleges and Universities, upgraded interview training to incorporate awareness of unconscious bias, and expanded career mentoring and leadership development opportunities for diverse colleagues. We are also including diversity and inclusion as an integral part of our Global Mobility strategy.

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
•Leadership Development - We invest in developing leaders at all levels of our organization through targeted programs designed to foster leadership excellence in people managers, develop emerging leaders and strengthen our executive talent bench, providing a robust internal succession pipeline for our Executive Committee.

Competitive Compensation Programs

We believe compensation and recognition programs are critical to the overall people experience. Offering market competitive, people-centric and performance-driven compensation is key to our recruitment, talent management and retention strategies. As a result, management regularly assesses employee feedback, competitor research, and market data to ensure our programs remain competitive, equitable, and are designed with our people’s financial and social well-being in mind. Based on these insights, each year we continue to introduce new and enhanced “people first” capabilities in support of our philosophy. Our compensation program consists of a mix of:

•Annual Salary where base pay is determined by role, scope, external market rate and internal parity relative to geographic location. Recognizes level of proficiency and skill exhibited as compared to role requirements.
•Annual Bonus as a cash reward acting as our main pay-for-performance vehicle through annual programs. Recognizes achievement against individual, team, and group performance.
•Equity awards for our strategic leaders acknowledging achievements of individual and organizational goals typically in recognition of contributions that positively influence strategic growth, operational alignment, and product innovation.

In 2022, we broadened initiatives to increase pay transparency, empowering our people leaders to manage pay conversations in an effort to continue attracting and retaining top talent.

Hybrid Work, Benefits, and Well-being

The health, safety and well-being of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies.

In early 2022, most of our employees remained working from home and we introduced a new flexible return to office model via a phased approach called anchor-flex. This model was not mandated as a full return, rather defining regular days our people might be in the office and those where they would work virtually. Throughout, we continued to promote health, safety and the welfare of our people.

We focused on the well-being of our people aligned to our “people first” philosophy through expansion of our benefits offerings globally:

•Recharge, flexible and unlimited time off to balance your work and life in order to maximize the effectiveness of both.
•Parental leave of 26 weeks to bond with new arrivals.
•10 days of paid leave per calendar year to care for a close relative or loved one who has a serious illness or health condition.
•sick leave for a minimum of 10 business days or your local statutory timeframe.
•flexible paid compassion leave following the loss of a loved one, based on individual needs and circumstances.
•three months’ pay to family members following the loss of an employee.

S&P Global offers well-being programs that enrich work-life experiences and help our people prioritize their mental, physical, financial, and social wellbeing. Some of our inclusive benefits include:

•Wellbeing Program support and resources focused on physical and mental wellbeing including fitness classes, mental health programs, and education on topics such as Mental Health, Preventative Health, Family Issues, DEI, and Professional Skills Development.
•Wellbeing Reimbursement of team members for wellbeing-related activities, providing the flexibility for team members to decide how to use their wellbeing reimbursement to meet their specific wellness needs.

Retention and Engagement

In order to attract and retain the high-quality talent needed to execute our long-term strategy of Powering Global Markets, we believe it is critical for our people to feel motivated and empowered. As a result, we strive to create a unified and inclusive workplace culture that promotes employee engagement, satisfaction and performance; and that reflects our common corporate purpose and values.

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

We operate in the capital, commodities, automotive and engineering markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms, and issuers; the commodities markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; the automotive markets include manufacturers, suppliers, dealerships and service shops; and the engineering markets include engineers, builders, and architects. Certain risk factors are applicable to certain of our individual segments while other risk factors are applicable Company-wide.

Cybersecurity, Technology and Innovation Risks

Our size, scale and role in the global markets puts us at greater risk for cyber attacks and other cyber-security risks. Our systems and those of our third-party service providers are exposed to risks related to cybersecurity and protection of confidential information, including material non-public information, which could have a material adverse effect on our business, financial condition or results of operations.

•Our operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of data and information in our computer systems and networks and those of our third-party vendors.
•Our businesses often have access to material non-public information concerning the Company’s customers, including sovereigns, public and private companies, and other third parties around the world, the unauthorized disclosure of which could affect the trading markets for such customers’ securities and could damage such customers’ competitive positions. Some of our own products and services also include material non-public information that could affect trading markets. The cyber risks the Company faces range from cyber attacks common to most industries, to more sophisticated and targeted attacks, including attacks carried out by state-sponsored actors, intended to obtain unauthorized access to certain information or systems due in part to our prominence in the global marketplace, such as our ratings on debt issued by sovereigns and corporate issuers, our impending methodology changes in our benchmarks businesses, or the composition of our indices. Unauthorized disclosure of this information could cause our customers to lose faith in our ability to protect their or our own confidential information and therefore cause customers to cease doing business with us.
•We and our third-party service providers, including our vendors, experience cyber attacks and data breaches of varying degrees on a regular basis. Breaches of our or our third-party service providers’ systems and networks, whether from circumvention of security systems, denial-of-service attacks or other cyber attacks, hacking, computer viruses or malware, employee error, malfeasance, physical breaches or other actions, may cause material interruptions or malfunctions in our or such third-party service providers’ websites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us, our business or our customers. Although there has not been a cyber attack or data breach on the Company or its third-party service providers that has had a material adverse effect on the Company to date, there can be no assurance that there will not be a material adverse effect in the future.
•In the ordinary course of business, we are exposed to vulnerabilities in widely deployed third-party software. While such vulnerabilities have not resulted in a material adverse effect on the Company to date, they require us to devote time and resources to remediation on a regular basis. Notwithstanding our efforts, there can be no assurance that we will not suffer a material adverse effect resulting from vulnerabilities in widely deployed third-party software.
•Misappropriation, improper modification, destruction, corruption or unavailability of our data and information, including personal data, due to cyber incidents, attacks or other security breaches, or the perception of such an occurrence, could damage our brand and reputation, result in litigation, regulatory actions, sanctions or other statutory penalties, lead to loss of customer confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones, result in financial losses that are either not insured against or not fully covered through any insurance maintained by us, and lead to increased expenses related to addressing or mitigating the risks associated with any such incidents.
•We are exposed to additional cyber security risks as we continue our integration with IHS Markit Ltd. (“IHS Markit”) following our merger, as described in the risk factor below entitled “The process of integrating the businesses of S&P Global and IHS Markit following the Merger involves significant costs, resources and challenges, which may materially adversely impact the anticipated synergies of the Merger and our business, financial condition and results of operations.”
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
•Given our businesses are often privy to material non-public information concerning our customers, our data could be improperly used, including for insider trading by our employees and third-party vendors with access to key systems. We have experienced insider trading incidents involving employees in the past, and it is not always possible to deter misconduct by employees or third-party vendors. We take precautions to detect and prevent such activity, including implementing and training on insider trading policies for our employees and contractual obligations for our third-party vendors, but such precautions are not guaranteed to deter misconduct. Any breach of our clients’ confidences as a result of employee or third-party vendor misconduct could harm our reputation.
•While we conduct cyber due diligence during the acquisition process, following the completion of acquisitions, we have identified weaknesses and vulnerabilities in acquired entities’ information systems, which expose us to unexpected liabilities or make our own systems more vulnerable to a cyber attack.
•Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

The markets in which we operate continuously change to adapt to customer needs. Our inability to innovate and compete with new or enhanced products and services of our competitors could impact our profitability.

We operate in highly competitive markets that continuously change to adapt to customer needs. We could experience material threats to our existing businesses from the rise of new competitors due to the rapidly changing environment in which we operate. In order to maintain a competitive position, we must continue to invest in innovation, new offerings and enhancements, including new ways to deliver our products and services. These new or enhanced offerings resulting from our investments sometimes do not, and may not in the future, achieve market acceptance, profit or the level of profitability that we have experienced historically.

Our ability to develop, adapt, or implement new and improved processes and technology may materially adversely impact our business, financial condition or results of operations.

•The rapid change of technology is a key feature of all of the markets in which we operate. To succeed in the future, we will need to deploy improved processes and technology to innovate, design, develop, assemble, test, market, and support new products and enhancements to our existing products in a timely and cost-effective manner.
•Innovation and constant development in support of new products and enhancements to existing products calls for the implementation of new and improved processes and technologies that require related change management efforts. While we employ a certain level of internal and external resources to mitigate the risks associated with implementing process and technology improvements, new processes and technologies that are still in development tend to be subject to more risks than established processes and technologies. For instance, certain of our new processes require manual data entry or collection before they can be automated, which subjects them to greater risk of human error. We may also face unexpected challenges in execution that may require more management attention than expected, thus diverting management time and energy from other businesses. The foregoing and other unforeseen factors could also result in business being disrupted for a period of time as well as additional commitments of financial resources.
•We are transitioning our technology to cloud-based infrastructure, which is complex, time consuming, and can involve substantial expenditures. Our utilization of cloud services is critical to developing and providing products and services to our customers, scaling our business for future growth, accurately maintaining data and otherwise operating our business; any such implementation involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. We may discover deficiencies in our design or implementation or maintenance of the new cloud-based systems that could adversely affect our business. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier could negatively affect our ability to operate our data systems, and could impair our ability to provide services to our customers.
•Enhancing existing products and developing new products often requires effective collaboration across various divisions, functions and business lines of the Company. Ineffective or insufficient collaboration across divisions, functions and business lines decreases our ability to expand geographically, enhance products, innovate, increase sales, leads to brand confusion and may result in a material adverse effect on our financial condition or results of operations.

Increased availability of free or relatively inexpensive information sources may reduce demand for our products and could have a material adverse effect on our business, financial condition or results of operations.

In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and advances in public cloud computing and open source software is expected to continue. Public sources of free or relatively inexpensive information can reduce demand for our products and services. Demand could also be reduced as a result of cost-cutting initiatives at certain companies and organizations. Although we believe our products are enhanced by our analysis, tools and applications, if a large number of smaller customers or a critical number of larger customers choose to use these public sources as a substitute for our products or services, it could have a material adverse effect on our business, financial condition or results of operations.

Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm, liability and increased costs.

Social and ethical issues relating to the use of new and evolving technologies, such as artificial intelligence (“AI”), in our offerings may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Emerging AI applications may require additional investment in the development of proprietary datasets and machine learning models, and development of new approaches and processes, which may be costly and could impact our profit margin. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

Our use of open source software could result in litigation or impose unanticipated restrictions on our ability to commercialize our products and services.

We use open source software in our technology, most often as small components within a larger product or service. Open source code is also contained in some third-party software we rely on. The terms of many open source licenses are ambiguous and have not been interpreted by U.S. or other courts. These licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products and services, licenses the software on unfavorable terms, or requires us to re-engineer our products and services or take other remedial actions, any of which could have a material adverse effect on our business. We could also be subject to suits by parties claiming breach of the terms of licenses, which could be costly for us to defend.

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
•Our products contain intellectual property delivered through a variety of digital and other media. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property rights against infringement and misappropriation. Our business, financial condition or results of operations could be materially and adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. For example, we do business in a number of countries included on the Priority Watch List maintained by the Office of the United States Trade Representative which are currently thought to afford less protection to intellectual property rights generally than some other jurisdictions. The lack of strong patent and other intellectual property protection in such jurisdictions increases our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermines our competitive position. In addition, even in jurisdictions where there are strong protections for intellectual property rights, our ability to enforce our intellectual property rights may be impacted by the number of competitors attempting to infringe or misappropriate our intellectual property.
•Our products also contain intellectual property of third-party sources. Any claims by third parties that we violated their intellectual property rights could result in termination of the relevant source agreement, litigation or reputational damage, or may require us to enter into royalty and licensing agreements on unfavorable terms or to stop selling or redesign affected products, which could materially and adversely affect our business, financial condition or results of operations.

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
•In addition, a number of our customers entrust us with storing and securing their data and information on our servers. Although we have disaster recovery plans that include backup facilities for our primary data centers, our systems are not always fully redundant, and our disaster planning may not always be sufficient or effective. As such, these disruptions may affect our ability to store, handle and secure such data and information.

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
•The physical or technological infrastructure used by us or our third-party service providers can become obsolete or restrictive, unavailable, incompatible with future versions of our products, fail to be comprehensive or accurate, or fail to operate effectively, and our business could be adversely affected if we are unable to timely or effectively replace it.
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

Legal and Regulatory Risks

Changes in the global privacy, data localization and data protection legislative, regulatory, and commercial environments in which we operate may materially and adversely impact our ability to collect, compile, use, and publish data and may impact our financial results.

•Global privacy, data localization and data protection legislation, enforcement, and policy activity are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures have been, and we expect will continue to be, significant. In addition, an inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations despite our best efforts could result in proceedings against us by governmental entities or others.
•Certain types of information we collect, compile, use, and publish, including offerings in all our businesses, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy and data protection advocates and government regulators regarding marketing and privacy matters as well as data protection, particularly as they relate to individual privacy and perceived national security interests.
•There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy and data protection laws in the U.S., the European Union (the “EU”), the People’s Republic of China and elsewhere could have a significant impact on our processing of personal and sensitive information of our employees, vendors and customers and other data.
•Failure to comply with privacy and data protection requirements could result in significant penalties. The EU’s comprehensive General Data Privacy Regulation (“GDPR”), for example, provides for penalties of up to the greater of €20 million or 4% of worldwide revenue. Such laws and regulations, as well as any associated inquiries or investigations or any other government actions, are costly to comply with, increase our operating costs and require significant management time and attention, and may result in negative publicity and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
•We devote meaningful time and financial resources to compliance with current and future applicable international and U.S. privacy, cybersecurity, data protection and related laws. We have made, and expect to continue to make, capital investments and other expenditures to address cybersecurity preparedness and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. Any such expenses that we incur in the future, which could be material, will impact our results of operations in the period in which they are incurred, but they may not meaningfully limit the success of future attempts to breach our information technology systems.
•In addition, the EU and other jurisdictions, including the People’s Republic of China and India, are considering imposing or have already imposed additional restrictions, including in relation to cross-border transfers of personal and other types of data. These requirements are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which results in greater compliance risk and cost for us.
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
•We are also from time to time subject to, or face assertions that we are subject to, additional obligations relating to personal and other data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

Exposure to litigation and government and regulatory proceedings, investigations and inquiries could have a material adverse effect on our business, financial condition or results of operations.

•In the normal course of business, both in the U.S. and abroad, we and our subsidiaries are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries, as discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K and in Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K, and we face the risk that additional proceedings, investigations and inquiries will arise in the future.
•Many of these proceedings, investigations and inquiries regularly relate to the activity of our Ratings, Indices, and Commodity Insights businesses. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to our regulated activities, antitrust matters, and other matters, such as ESG. From time to time, we also face proceedings, investigations or inquiries related to tax matters. Any of these proceedings, investigations or inquiries impose additional expenses on the Company, require the attention of senior management, and could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could have a material adverse effect on our business, financial condition or results of operations.
•In view of the uncertainty inherent in litigation and government and regulatory enforcement matters, we cannot predict the eventual outcome of the matters we are currently facing or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments or impact of activity restrictions may be. As a result, we cannot provide assurance that the outcome of the matters we are currently facing or that we may face in the future will not have a material adverse effect on our business, financial condition or results of operations.
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
•Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations against the Company in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify and could have a material adverse effect on our business, financial condition or results of operations.
•We may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time and could have a material adverse effect on our business, financial condition or results of operations.

Future legislation, regulatory reform or policy changes, especially abrupt changes, could have a material adverse effect on our business and results of operations.

Future legislation, regulatory reform or policy changes, such as financial services regulatory reform, energy or commodity-specific regulation, including oil, regulations related to pricing providers, sustainability, credit rating data, data privacy and cyber security, government-sponsored enterprise reform and increased infrastructure spending and significant changes in trade policy (including sanctions), could impact our business. There are currently a number of laws and regulations in the EU, the U.K., the U.S. and other jurisdictions in which we operate that have recently been adopted but not yet implemented or have been proposed or are being considered to which we or our clients will or may become subject, but at this time their impact on our business and results of operations remains uncertain. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the foregoing changes could increase our litigation and regulatory exposure, directly impact our results of operations and cash flows, adversely affect our ability to provide our products and services, or adversely impact the demand for our products and services. Such changes may also impact our business by creating increased volatility and uncertainty in the markets in which we operate. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Increasing regulation of our Ratings business in the U.S., Europe and elsewhere can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•The financial services industry is highly regulated, rapidly evolving and subject to the potential for increasing regulation in the U.S., Europe and elsewhere. The businesses conducted by Ratings are in certain cases regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and/or the laws of the states or other jurisdictions in which they conduct business.
•In the past several years, the U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC, the European Commission, including through the European Securities Market Authority ("ESMA") and the U.K. Financial Conduct Authority (“FCA”), as well as regulators in other countries in which Ratings operates, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, and liability standards applicable to credit rating agencies.
•These laws and regulations, and any other similar future rule-making, could result in reduced demand for credit ratings and increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses and/or take actions inconsistent with our business objectives in order to comply with such laws and regulations and to mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which Ratings’ ratings are developed, affect the manner in which Ratings or its customers or users of credit ratings operate, impact the demand for ratings and alter the economics of the credit ratings business. Each of these developments could increase the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on our operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
•Additional information regarding rating agencies is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Our Indices and Commodity Insights businesses are subject to new and evolving regulatory regimes in the EU, the U.K. and Australia and the potential for increased or changing regulations in the U.S. and elsewhere. Our Indices business is subject to evolving regulatory regimes in the EU, the U.K. and Australia. Our Commodity Insights business is subject to regulatory regimes in the EU and the U.K. This evolving regulatory landscape can increase our exposure, compliance risk and costs of doing business globally and therefore could have a material adverse effect on our business, financial condition or results of operations.

•In addition to the extensive and evolving U.S. laws and regulations, foreign jurisdictions have taken measures to increase regulation of the financial services and commodities industries.
•In October of 2012, IOSCO issued its Principles for Oil Price Reporting Agencies ("PRA Principles"), which IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. Commodity Insights has taken steps to align its operations with the PRA Principles and, as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks.
•In July of 2013, IOSCO issued its Principles for Financial Benchmarks ("Financial Benchmark Principles"), which are intended to promote the reliability of financial benchmarks by setting standards related to benchmark governance, benchmark quality, transparency and accountability mechanisms, including with regard to the indices and benchmarks published by Indices. Indices has taken steps to align its governance regime, control framework and operations with the Financial Benchmark Principles and engages an independent auditor to perform an annual reasonable assurance review of its adherence to the Financial Benchmark Principles.
•The benchmark industry is subject to regulation in the EU (the “EU Benchmark Regulation”) and the U.K. (the “U.K. Benchmark Regulation”) as well as the evolving regulation of financial and commodity benchmarks in other jurisdictions. Indices and Commodity Insights are both supervised by the Netherlands Authority for the Financial Markets for the EU Benchmark Regulation. Indices is also supervised by the Financial Conduct Authority for the U.K. Benchmark Regulation. This legislation has and may continue to cause operating obligations, increased compliance risk and additional costs for Indices and Commodity Insights.
•Indices is subject to the benchmark regulation in Australia under which it is required to and has obtained a license from and is subject to the supervision of the Australian Securities and Investment Commission regarding its administration of the S&P ASX 200 index. This legislation has and may continue to cause increased compliance risk and additional costs for Indices.
•The EU's package of legislative measures called the Markets in Financial Instruments Directive and Regulation (collectively "MiFID II") have applied in all EU Member States since 2018. MiFID II includes provisions that, among other things: (i) mandate conditions and requirements on the licensing of benchmarks for the purposes of clearing related securities and provide for non-discriminatory access to exchanges and clearing houses for this purpose; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venues that are subject to regulation; (iv) require the unbundling of investment research from other services, including execution services, and direct that investment firms must pay for research either out of a dedicated research payment account which is paid for by clients or from the investment firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the EU Market Infrastructure Regulation of 2011, or EMIR). MiFID II and potential subsequent amendments may result in changes to the manner in which Indices and Commodity Insights license their indices and price assessments, respectively, and could also have an indirect impact on the credit ratings and third-party research products offered by other divisions of the Company for use within the EU. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on the activities of Indices and Commodity Insights in the EU, although the exact impact and costs are not yet known.

Our international business activities must comport with international trade restraints, including economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, which could affect our ability to market and/or sell our products and services into certain countries where we do business. Failure to comply with these laws and regulations can result in significant fines and penalties and related material adverse effects on our reputation, business, financial condition and results of operations.

•As a global company, we are subject to international trade restraints, including economic and financial sanction laws and embargoes. These laws include prohibitions or restrictions on the sale or supply of certain products and services to embargoed or sanctioned countries, regions, governments, persons and entities.
•Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Iran, Russia, and Venezuela. These embargoes and sanctions laws have affected, and may in the future affect, our ability to continue to market and/or sell our products and services into these geographies and in turn adversely impact our revenue from such geographies. For example, in response to the ongoing military conflict between Russia and Ukraine, governments in the U.S., the EU, the United Kingdom (the “U.K.”), Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We announced our suspension of commercial operations in Russia and Belarus in March 2022. Suspending our operations in those jurisdictions has impacted revenue, particularly in Commodity Insights, though it has not had a material effect on the Company's results of operations. However, the length and impact of the ongoing military conflict is highly unpredictable, and its continuation, or further escalation, could have additional adverse impacts our business, financial condition or results of operations.
•Additional international trade restraints may be promulgated at any time and may require changes to our operations and increase our risk of noncompliance.
•Failure to comply with these laws and regulations can result in significant fines and penalties and related material adverse effects on our reputation, business, financial condition and results of operations. The Company has previously settled and paid fines in connection with such matters.

We may become subject to liability or face reputational harm based on the use of our products by our clients.

•Some of our products support the investment processes and other activities of our clients, which, in the aggregate, manage or own trillions of dollars of assets. The use of our products as part of such activities, including the investment process, from time to time exposes us to claims for significant dollar amounts by our clients or the parties whose assets are managed by our clients. Such claims have not materially adversely affected us to date, but there can be no assurance that future claims will not materially adversely affect our business, financial condition or results of operations.
•The products we develop or license, and the proprietary methodologies, models and processes on which these products rely, from time to time contain undetected errors or defects, despite testing and/or other quality assurance practices. Such errors may exist during any part of a product’s life cycle and may persist notwithstanding testing and/or other quality assurance practices. Ineffective or insufficient collaboration within the Company increases the risk that such errors may not be detected. Deploying products containing such errors may damage our reputation, and the costs associated with remediating such errors may have an impact on our profitability.
•Any claim relating to our products, even one in which the outcome is ultimately favorable to us, involves a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Regulatory changes and economic conditions relating to the U.K.’s withdrawal from the EU could have a material adverse effect on our business, financial condition and results of operations.

The U.K.’s exit from the EU on January 31, 2020 (“Brexit”) has created legal uncertainty as the U.K. determines which EU laws to replace or replicate and the EU determines how to treat regulated activities (e.g., the activities of credit rating agencies) originating in the U.K. Our businesses are subject to increasing regulation of the financial services and commodities industries in Europe. Potential changes in EU regulation, divergent interpretations by the U.K. of any replicated EU laws and/or additional regulation in the U.K. could cause additional operating obligations and increased costs for our businesses. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Business and Operational Risks

Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations.

•Our business is impacted by general economic conditions and volatility in the United States (the “U.S.”) and world commodity and financial markets.
•Economic conditions and volatility across the globe are generally affected by negative or uncertain economic and political conditions. In addition, natural and man-made disasters, the outbreak of pandemic or contagious diseases, such as COVID-19, and military conflict, such as the ongoing military conflict between Russia and Ukraine, introduce volatility and uncertainty into the global capital and commodities markets and negatively impact general economic conditions. Volatile, negative or uncertain economic and political conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets, which are increasingly interdependent. Because we operate globally and have significant businesses in many markets, increased volatility or an economic slowdown in any of those markets have adversely affected and could in the future adversely affect our results of operations. For example, the adverse and uncertain economic conditions resulting from the ongoing military conflict between Russia and Ukraine have and may further negatively impact global demand for goods and services; cause supply chain disruptions; increase costs for transportation, energy and other raw materials; cause significant volatility in commodity prices, credit and capital markets; and cause an increase in cyber security incidents. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in increased volatility and disruption to the global economy and the markets in which we operate, thereby adversely impacting our business, financial condition or results of operations.

•Since a significant component of our credit-rating and issuance based revenue is transaction-based, and is essentially dependent on the number and dollar volume of debt securities issued in the capital markets, unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities tend to reduce the number and dollar volume of debt issuances for which Ratings provides credit ratings.
•Unfavorable financial or economic conditions that either reduce investor demand for debt or equity securities or reduce issuers’ willingness or ability to issue such securities negatively impact the revenue of certain business lines within Market Intelligence that are linked to debt and equity issuances.
•Our Indices business is impacted by market volatility, asset levels or notional values of investment products based on our indices, and trading volumes of certain exchange traded derivatives. Volatile capital markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product.
•Increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the level of derivatives trading and/or the types of credit-sensitive products being offered, which have historically impacted our Ratings segment and portions of our Market Intelligence, Commodity Insights and Indices segments, and in the future could have a material adverse effect on our business, financial condition or results of operations.
•Our Commodity Insights business is impacted by volatility in the commodities markets. Such volatility in our key markets, including the energy industry, has historically caused, and could in the future cause, reduced demand for our products, impacting our revenues and margins. Changes in commodity price references, whether price assessments, benchmarks or the related trading activity in physical commodities and commodities derivatives, could have a material adverse effect on our financial position, results of operations and cash flows.
•Increases in interest rates, volatility in financial markets or the interest rate environment, significant political or economic events, and other market and economic factors may impact the supply and demand for new and used vehicles, which could have a negative impact on our Mobility business.
•Volatility in the automotive supply chain impacts production in the automotive industry, and could have an adverse effect on the revenue of our Mobility business.
•Any weakness in the macroeconomic environment, including due to recession, inflation, increasing interest rates and other factors, could constrain customer budgets across the markets we serve, potentially leading to a reduction in their employee headcount and a decrease in demand for our subscription-based products.
•The foregoing factors generally affect our performance and could have a material adverse effect on our business, financial condition or results of operations.

Pandemics, epidemics or public health crises, including COVID-19, may have a material adverse effect on our business, financial condition or results of operations.

Our business could be materially and adversely affected by a pandemic, epidemic or public health crisis, such as the COVID-19 pandemic. The restriction in human mobility caused by such an event, or the steps governments take to prevent or contain such an event (such as travel restrictions, social distancing, quarantines, shelter in place orders or business shutdowns), may negatively impact our operations, or the operations of our suppliers or customers, or may limit our ability to interact with customers and effectively maintain and grow our operations, including through securing new subscriptions and renewals. The COVID-19 pandemic introduced, and future pandemics, epidemics and public health crises may introduce, volatility and uncertainty into the global financial and commodities markets and adverse general economic conditions. Risks posed to our businesses, financial condition and results of operations from volatility in the financial and commodities markets that could result from such an event, including COVID-19, are described in the risk factor above entitled “Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations.” Actions taken by governments to stabilize the markets and support economic growth may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity. The negative impact of a pandemic, epidemic or public health crisis, such as COVID-19, on our clients could result in our products and services facing pricing pressure or delayed renewals, and challenges to new sales, which would in turn reduce revenue, ultimately impacting our results of operations. For example, the uncertainty created by COVID-19 and other macroeconomic events has, and may continue to, put pressure on Commodity Insights clients, which has, and may continue to, translate into slower demand for our subscription and related products and services. Moreover, if a pandemic, epidemic or public health crisis, including COVID-19, caused prolonged recessions in the U.S. and other major markets, our businesses would be materially and adversely affected. To date, the COVID-19 pandemic has not had a material adverse effect on our business, financial condition or results of operations. However, due to the uncertain nature of COVID-19 and other pandemics, epidemics and public health crises, we cannot predict the extent to which any such event may impact our business, financial condition or results of operations.

Inability to attract and retain key qualified personnel could have a material adverse effect on our business and results of operations.

The development, maintenance, sale and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, our business is dependent on successfully attracting, retaining and training talented employees in a highly competitive business environment. Our ability to attract and retain talented employees is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. While we offer competitive salary and benefit packages, we are facing challenges attracting and retaining talented employees due to strong competition for employees within our markets and increased compensation costs, which have been influenced by both the strong competition for employees within our markets and the current inflationary pressures. If we are less successful in our recruiting efforts, or if we are unable to attract or retain key employees, our ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected, which could have a material adverse effect on our business and results of operations.

The process of integrating the businesses of S&P Global and IHS Markit following the Merger involves significant costs, resources and challenges, which may materially adversely impact the anticipated synergies of the Merger and our business, financial condition and results of operations.

•We have incurred, and we expect to continue to incur, substantial expenses, and we have devoted, and we expect to continue to devote, significant resources, in connection with the integration of a large number of processes, policies, procedures, operations, technologies and systems of S&P Global and IHS Markit following the merger (the “Merger”) between a subsidiary of the Company and IHS Markit. Management faces significant challenges in continuing to implement such integration, some of which may be beyond management’s control and which may result in increased costs and diversion of management’s time and energy, and which may materially adversely impact the anticipated synergies of the Merger and our business, financial condition and results of operations. The integration process and other disruptions, including increased cyber security risk, resulting from the Merger may also adversely affect our relationships with employees, suppliers, customers, distributors and others with whom S&P Global and IHS Markit have business or other dealings, and difficulties in integrating the businesses of S&P Global and IHS Markit could harm our business or reputation.
•The incremental costs associated with the integration of IHS Markit may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the event there are material unanticipated costs. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations.

•We have made and expect to continue to make acquisitions, divestitures and other strategic transactions to strengthen our business and grow our Company. For example, on February 28, 2022, we completed our Merger with IHS Markit, and as a condition of securing regulatory approval for the Merger, we were required to divest CUSIP Global Services, our Leveraged Commentary and Data (“LCD”) business and a related family of leveraged loan indices. On June 1, 2022, we also sold our Base Chemicals business, which we acquired in our Merger, to News Corp; such sale was also required as a condition of securing regulatory approval for the Merger. Additionally, on November 30, 2022, we announced our intention to divest our Engineering Solutions business, and on January 17, 2023, we announced that we entered into a Securities and Asset Purchase Agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P., to sell the division for approximately $975 million in cash, subject to customary purchase price adjustments. The divestiture of our Engineering Solutions business is expected to close in the second quarter of 2023. Such transactions present significant challenges and risks, as the market for acquisitions, divestitures and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.
•If we are unsuccessful in completing such transactions or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.
•If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, and a variety of factors may adversely affect any anticipated benefits from such transactions. Our acquisitions, divestitures and other strategic transactions face difficulties, including, but not limited to, the following:
◦the process of integration being more expensive or requiring more resources than anticipated;
◦an acquisition changing the composition of our markets and product mix (for example, the Merger exposed us to the automotive industry and the upstream exploration and production industry), and difficulty gaining the skills necessary for such markets or products;
◦delays or difficulties consolidating corporate and administrative infrastructures and eliminating duplicative operations, including issues in integrating financial reporting, information technology infrastructure, data and content management systems and product platforms, communications and other systems;

◦delays or difficulties harmonizing corporate cultures, operating practices, management philosophies, employee development and compensation programs, internal controls, compliance programs and other policies, procedures and processes;
◦assuming unintended liabilities;
◦unexpected regulatory and operating difficulties and expenditures;
◦failure to maintain employee morale or retain key personnel of the current or acquired business;
◦failure to retain existing business and operational relationships;
◦difficulty coordinating geographically separate organizations, including consolidating offices;
◦the impact of divestitures on our revenue growth being larger than projected due to greater dis-synergies or adverse effects on our overall product offerings than expected;
◦divestitures requiring continued financial involvement in the divested business through continuing equity ownership, guarantees, indemnities or other financial obligations;
◦incurring impairment charges or other losses related to divestitures; and
◦diversion of management’s focus from other business operations.
•Moreover, we may face regulatory challenges that impact our ability to conduct due diligence. For example, notwithstanding extensive integration planning, given the restrictions imposed by antitrust regulations, we did not have full access to IHS Markit data prior to the completion of the Merger. We relied on third-parties, clean rooms and publicly available data to inform our assumptions about the business. Since closing of the Merger, we have adjusted some of our assumptions based on full access to IHS Markit. While such adjustments have not been material to date, there can be no assurance that future discoveries will not have a material adverse effect on our ability to realize the cost or revenue synergies or other benefits we expect from the Merger.
•The failure of acquisitions, divestitures and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

The markets in which we operate are intensely competitive, and our inability to successfully compete could materially adversely affect our business, financial condition and results of operations.

•The markets for credit ratings, financial research, market data and solutions, index-based products, automotive data, and commodities analytics and price assessments and related news and information about these markets are intensely competitive. Ratings, Market Intelligence, Commodity Insights, Indices and Mobility compete domestically and internationally on the basis of a number of factors, including the quality of their offerings, client service, reputation, price, geographic scope, range of products and technological innovation.
•While our businesses face competition from traditional content and analytics providers (including exchanges), we also face competition from non-traditional providers, many of whom are our clients, such as asset managers, investment banks, private equity and technology-led companies that are adding content and analytics capabilities to their core businesses.
•The competitive landscape may also experience consolidation in the form of mergers and acquisitions, joint ventures or strategic partnerships, which results in competitors that are better capitalized or that are able to gain a competitive advantage through synergies.
•In addition, in some of the countries in which our businesses operate, governments have, and may in the future, provide financial or other support to locally-based competitors (particularly credit rating agencies) and have, and may from time to time in the future, establish official credit rating agencies, credit ratings criteria, benchmarks or benchmark providers, or procedures for evaluating local issuers.
•If we are not able to successfully compete with our competitors, we may be required to significantly reduce the costs for our products or services, or we may lose significant market share, revenue or customers, which would materially adversely affect our business, financial condition and results of operations.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability.

•Our major expenditures include employee compensation and capital investments.
•We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and post-retirement benefits and inflation, any trends specific to the employee skill sets we require, and competition for talented employees within our markets. We are currently facing increased compensation costs, which have been influenced by strong competition for employees within our markets and the current inflationary pressures.
•We make significant investments in information technology data centers and other technology initiatives and we cannot provide assurances that such investments will result in increased revenues.
•We rely on data provided by third-party data suppliers for a variety of our products and we rely significantly on Amazon Web Services (“AWS”) to provide, develop and maintain our cloud infrastructure. We are facing increasing costs from our third-party service providers due to a number of reasons, including inflationary pressures and costs associated with the increasing complexity of the data we require.

•Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability or effectiveness of these investments.
•A significant increase in any of the operating costs and expenses mentioned above could have a material adverse effect on our profitability.

Consolidation of customers, reduced staffing levels of customers or reduced spending by customers could have a material adverse effect on our business, financial condition or results of operations.

•Our businesses have a customer base which is largely comprised of members from the corporate, financial services, commodities and automotive industries. The consolidation of customers resulting from mergers and acquisitions across these industries can result in reductions in the number of firms and workforce which can impact the size of our customer base.
•Our customers that strive to reduce their operating costs may seek to reduce their spending on our products and services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our business, financial condition or results of operations could be materially and adversely affected.
•Alternatively, customers may use other strategies to reduce their overall spending on financial, commodity market and automotive products and services by consolidating their spending with fewer vendors, including by selecting other vendors with lower-cost offerings, or by self-sourcing their need for financial, commodity market and automotive products and services. If a significant portion of our customer base elects to consolidate their spending on financial, commodity market and automotive products and services with other vendors and not us or self-source their product and service needs, or if we lose a large portion of our business to lower priced competitors, our business, financial condition or results of operations could be materially and adversely affected.
•A material portion of our revenues in our Indices business is concentrated in some of our largest customers, who have significant assets under management in index-based funds (including exchange-traded funds) and other index-based investment products. A loss of a substantial portion of revenue from our largest customers could have a material adverse effect on our business, financial condition or results of operations.

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
•Many of our suppliers are also our competitors, and they could change the terms of the data and products that they supply to us in order to gain competitive advantage against us, which could materially harm our business.
•We utilize certain information and data provided by third-party sources in a variety of ways, including information gathered by market participants and large volumes of data from certain stock exchanges around the world.
•From time to time, the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all. While such issues have not materially adversely affected us to date, the future occurrence of any such issue could have a material adverse effect on our business, financial condition or results of operations.
•The consolidation of our suppliers could result in reductions in the number of firms and workforce, which can impact the size of our supplier base, or an increase in fees charged by our suppliers, which can increase our operating costs.
•Some of our agreements with data suppliers allow them to cancel on short notice. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a significant data provider’s information could result in a substantial decrease of the available information for us to use (and offer our clients) and could have a material adverse effect on our business, financial condition or results of operations.

Our inability to successfully recover should we or our third-party service providers experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

•Should we or our third-party service providers experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, civil unrest, protests, military conflict, such as the ongoing military conflict between Russia and Ukraine, terrorist attack, outbreak of pandemic or contagious diseases, such as COVID-19, security breach, cyber attack, data breach, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our or our third-party service provider’s personnel, our or our third-party service provider’s office facilities and the proper functioning of our or our third-party service provider’s computer, telecommunication and other related systems and operations. Global climate change is resulting, and is projected to continue to result, in certain natural disasters and adverse weather, such as drought, wildfires, storms, sea‐level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. In the event or any such disaster or other business continuity problem, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, or we could be exposed to the operational challenges of our third-party service providers, over which we have no control, which could have a material adverse effect on our business.
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

Outsourcing certain aspects of our business could result in material financial loss, increased costs, regulatory actions and penalties, reputational harm, unauthorized access to our systems, system or network disruption and improper disclosure of confidential information.

•We have outsourced certain functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies, and such functions may be further outsourced. From time to time, our third-party service providers do not perform to our standards, produce reliable results, perform in a timely manner, or perform at all. We also face the risk that our third-party service providers may fail to comply with legal requirements or maintain the confidentiality of our proprietary information. Failure of these third parties to meet their contractual, regulatory, confidentiality, or other obligations to us could result in material financial loss, higher costs, regulatory actions and reputational harm.
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
•AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. Currently, we run a significant amount of our computing on AWS. Given this, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.
•We rely on the business infrastructure and systems of third parties with whom we do business and to whom we outsource the maintenance and development of operational and technological functionality, including our AWS “cloud” computing services. Our service providers could experience system breakdowns or failures, outages, downtime, cyber attacks, adverse changes to financial condition, bankruptcy or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to “the cloud” or to other third parties may increase our risk exposure.

Our reputation, credibility, and brand are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

•Our reputation, credibility, and the strength of our brand are key competitive strengths.
•Given our role in the financial, commodities and automotive markets, our ability to attract and retain customers is uniquely affected by external perceptions of our reputation, credibility, and brand.
•We provide credit ratings, pricing and valuation services, benchmark products, and indices, many of which depend on contributions or inputs from third parties or market participants. Our customers and other market participants expect us to be able to demonstrate that our products and services are produced independently and are not readily subject to manipulation. We believe our products and services are designed with appropriate methodologies, processes, and procedures to maintain independence and integrity; however, we may not be able to prevent third parties or market participants from working together or colluding to try to manipulate their inputs and thus the resulting outputs of our products and services. From time to time, we are involved in third-party investigations or litigation related to the markets and stakeholders our products and services serve. Any failures, negative publicity, investigations, or lawsuits that implicate the independence and integrity of our credit ratings, pricing and valuation services, benchmarks, and indices could result in a loss of confidence in the administration of these products and services and could harm our reputation and our business.
•Negative perceptions or publicity, including with respect to our sustainability and corporate responsibility policies and practices, could damage our reputation with customers, prospects, regulators, and the public generally, which could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisition or other combinations.
•Our divisions are all actively engaged in analyzing and providing views on economic conditions, including assessing the impact of events that create volatility and economic uncertainty, such as the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine. Notwithstanding the care we take in carrying out our work, the views and assumptions we express, the conclusions we draw, the actions we take (including, but not limited to, rating actions, revising the composition of our indices, etc.), and the work our divisions produce are likely to be heavily scrutinized with the benefit of hindsight. We have faced significant regulatory and media scrutiny following prior periods of volatility and economic uncertainty. Such scrutiny has in the past and may in the future impact our reputation, brand and credibility and result in government and regulatory proceedings, investigations, inquiries and litigation.
•Damage to our reputation, credibility, and brand could have a material adverse effect on our business and results of operations.

Climate change and the transition to renewable energy and a net zero economy pose operational, commercial and regulatory risks.

The physical commodity and commodity derivative markets may be impacted by decisions by market participants and policy makers to address climate change. In addition, the transition to renewable energy and a net zero economy involves changes to consumer and institutional preferences around energy consumption, and the possible failure of our products or services to facilitate the needs of customers during the transition to renewable energy could adversely impact our business and revenues. Changing preferences could also have an adverse impact on the operations or financial condition of our customers, which could result in reduced revenues from those customers. We are also subject to risks relating to new or heightened climate change-related regulations or legislation, which could impact us and our customers and result in increased regulatory, compliance or operational costs. We are also subject to reputational risks relating to the perception of whether or not we are facilitating a migration away from fossil fuels. The risks associated with climate change and the transition to renewable energy and a net zero economy are continuing to evolve rapidly, and we expect that climate change-related risks may increase over time.

Our expansion into and investments in new markets may not be successful, which could adversely impact our business, financial condition and results of operations.

We believe there remains significant opportunity to expand our business into major geographic and product markets (including the People’s Republic of China, private equity and sustainability), and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

Our indebtedness, or a downgrade to our credit ratings, could adversely affect our business, financial condition, and results of operations.

•Our indebtedness could have significant consequences on our future operations, including: making it more difficult for us to satisfy our indebtedness obligations and our other ongoing business obligations, which may result in defaults; events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses; limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy; placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged; and increasing our vulnerability to the impact of adverse economic and industry conditions.
•Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. We cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our indebtedness obligations and to fund other liquidity needs. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. If we add additional indebtedness or other liabilities, the related risks that we face could intensify.

We are exposed to multiple risks associated with the global nature of our operations, which could have a material adverse effect on our reputation, business, financial condition or results of operations.

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
•Additionally, we are subject to complex U.S., European and other local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-money laundering laws, and other financial crimes laws. Our internal controls, policies and procedures and employee training and compliance programs related to these topics are not always effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Violations of such laws could result in a material adverse effect on our reputation, business, financial condition or results of operations.
•Compliance with international and U.S. laws and regulations that apply to our international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in fines and penalties, criminal sanctions, administrative remedies, or restrictions on business conduct that have a material adverse effect on our reputation, our ability to attract and retain employees, our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 172 locations; 43 are in the U.S. In addition, we own real property at 7 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	64	President and Chief Executive Officer
Ewout L. Steenbergen	53	Executive Vice President, Chief Financial Officer
Market Intelligence
Adam Kansler	53	President, S&P Global Market Intelligence
Ratings
Martina L. Cheung	47	President, S&P Global Ratings
Commodity Insights
Saugata Saha	47	President, S&P Global Commodity Insights
Mobility
Edouard Tavernier	47	President, S&P Global Mobility
Indices
Dan Draper	54	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
S. Swamy Kocherlakota	56	Executive Vice President, Chief Information Officer
Steven J. Kemps	58	Executive Vice President, Chief Legal Officer
Nancy J. Luquette	57	Executive Vice President, Chief Risk & Compliance Officer
Dimitra Manis	57	Executive Vice President, Chief Purpose Officer
Sally Moore	47	Executive Vice President, Global Head of Strategy, M&A and Partnerships

Ms. Cheung, prior to becoming President, S&P Global Ratings on February 28, 2022, was President, S&P Global Market Intelligence since January 2, 2019, and was Head of Global Risk Services, S&P Global’s Chief Strategy Officer, and previously held management positions at S&P Global Ratings. She was also Head of S&P Global Sustainable1 and continues to support Sustainable1 as the S&P Global Operating Committee executive sponsor.
Mr. Draper, prior to becoming Chief Executive Officer at S&P Dow Jones Indices on June 15, 2020, served as Managing Director & Global Head of Exchange Traded Funds at Invesco Distributors Inc. since June 2013.
Mr. Kansler, prior to becoming President, S&P Global Market Intelligence on February 28, 2022, was Executive Vice President of IHS Markit and President of IHS Markit’s Financial Services segment since 2016.
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
Ms. Manis, prior to becoming Executive Vice President, Chief Purpose Officer, served as Executive Vice President, Chief People Officer since May 15, 2018 at S&P Global, and was the Chief Human Resources Officer for Revlon Inc. since 2017. Prior to joining Revlon, she served as Senior Vice President for Global Talent at Estée Lauder Companies.
Ms. Moore, prior to becoming Executive Vice President, Global Head of Strategy, M&A and Partnerships on February 28, 2022, led IHS Markit’s European credit business and global loan business.

Mr. Peterson, prior to becoming President and Chief Executive Officer on November 1, 2013, was President of S&P Global Ratings (then known as Standard & Poor's Ratings Services) since 2011. Prior to that, he was Chief Operating Officer of Citibank, NA.
Mr. Saha, prior to becoming President of S&P Global Commodity Insights (then known as S&P Global Platts) in January of 2021, was Chief Financial Officer to S&P Global Platts and S&P Global Market Intelligence. Mr. Saha has held various management positions at S&P Global and S&P Global Ratings since joining the Company in 2014.
Mr. Steenbergen, prior to becoming Executive Vice President and Chief Financial Officer at S&P Global in November 2016, was Executive Vice President and Chief Financial Officer of Voya Financial, Inc.
Mr. Tavernier, prior to becoming President, S&P Global Mobility on February 28, 2022, was Executive Vice President of IHS Markit and President of its Transportation segment since 2019. Prior to that he was senior vice president of Transportation since 2016.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

S&P Global Inc.'s common stock is traded on the New York Exchange ("NYSE") under the ticker symbol ("SPGI"). The approximate number of record holders of our common stock as of January 27, 2023 was 2,281.

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc., Verisk Analytics, Inc. and Intercontinental Exchange, Inc. Returns assume $100 invested on December 31, 2017 and total return includes reinvestment of dividends through December 31, 2022.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2022 and 2021 were as follows:

	2022	2021
$0.77 in the first quarter of 2022 and $0.85 in the remaining quarters of 2022	$3.32
$0.77 per quarter in 2021		$3.08

On January 25, 2023, the Board of Directors approved a quarterly common stock dividend of $0.90 per share.

Transfer Agent and Registrar for Common Stock

Computershare is the transfer agent for S&P Global. Computershare maintains the records for the Company's registered shareholders and can assist with a variety of shareholder related services.

Shareholder correspondence should be mailed to:
Computershare
P.O. Box 43078
Providence, RI 02940-3078

Overnight correspondence should be mailed to:
Computershare
150 Royall St., Suite 101
Canton, MA 02021

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

Repurchase of Equity Securities

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the fourth quarter of 2022, we repurchased 2.8 million shares under the 2022 Repurchase Program, and, as of December 31, 2022, 27.2 million shares remained under the 2022 Repurchase Program.

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2020 Repurchase Program”), which was approximately 12% of the total shares of our outstanding common stock at that time. During the fourth quarter of 2022, we repurchased 1.3 million shares under the 2020 Repurchase Program, and, as of December 31, 2022, we completed the 2020 Repurchase Program.

During the fourth quarter of 2022, we repurchased 4.0 million shares under our 2020 and 2022 Repurchase Programs which included 1.6 million shares from the conclusion of our accelerated share repurchase “ASR” agreement that we entered into on August 9, 2022 and 2.4 million shares received from our ASR agreement that we entered into on December 2, 2022. Further discussion relating to our ASR agreements can be found in Note 9 - Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under the program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2022 pursuant to our 2020 and 2022 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2022	1,596,966	$337.88	1,596,719	29.6	million
Nov. 1 - Nov. 30, 2022	3,294	332.30	—	29.6	million
Dec. 1 - Dec. 31, 2022 [1]	2,475,130	336.17	2,431,907	27.2	million
Total — Qtr	4,075,390	$337.82	4,028,626	27.2	million
1 Includes 2.4 million shares received from the initiation of our ASR agreement that we entered into on December 2, 2022. Average price paid per share information does not include this accelerated share repurchase transaction.

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the years ended December 31, 2022 and 2021, respectively. The MD&A provides information on factors that we believe are important in understanding our results of operations and comparability and certain other factors that may affect our future results. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2022, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

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

OVERVIEW

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; the automotive markets include manufacturers, suppliers, dealerships and service shops; and the engineering markets include engineers, builders, and architects.

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

On February 28, 2022, we completed the merger with IHS Markit Ltd (“IHS Markit”) by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and for the year ended December 31, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

On January 14, 2023, we entered into a securities and asset purchase agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) to sell our Engineering Solutions business for $975 million in cash, subject to customary purchase price adjustments. We currently anticipate the divestiture to result in after-tax proceeds of approximately $750 million, which proceeds are expected to be used for share repurchases. The agreement follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. The transaction, which is subject to receipt of required regulatory approvals and satisfying other customary closing conditions, is expected to close by the end of the second quarter of 2023.

Shareholder Return

During the three years ended December 31, 2022, we have returned approximately $15.6 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $13.2 billion and distributed regular quarterly dividends totaling approximately $2.4 billion. Also, on January 25, 2023, the Board of Directors approved a quarterly common stock dividend of $0.90 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$11,181	$8,297	$7,442	35%	11%
Operating profit [2]	$4,944	$4,221	$3,617	17%	17%
% Operating margin	44%	51%	49%
Diluted earnings per share from net income	$10.20	$12.51	$9.66	(18)%	29%
 1    % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
 2    Operating profit for the year ended December 31, 2022 includes a gain on dispositions of $1.9 billion, IHS Markit merger costs of $619 million, employee severance charges of $289 million, a S&P Foundation grant of $200 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, lease impairments of $5 million, legal costs of $5 million, an asset write-off of $4 million and an acquisition-related benefit of $4 million. 2021 includes IHS Markit merger costs of $249 million, employee severance charges of $19 million, gain on dispositions of $11 million, a lease impairment of $3 million, Kensho retention related expense of $2 million, acquisition-related costs of $4 million and recovery of lease-related costs of $2 million. 2020 includes lease impairments of $120 million, employee severance charges of $66 million, IHS Markit merger costs of $24 million, a gain on dispositions $16 million, a technology-related impairment charge of $12 million, lease-related costs of $11 million and Kensho retention related expense of $11 million. 2022, 2021 and 2020 also includes amortization of intangibles from acquisitions of $905 million, $96 million and $123 million, respectively.

2022
Revenue increased 35% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for certain Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data & Advisory Solutions at Market Intelligence; continued demand for market data and market insights products and higher conference revenue at Commodity Insights; higher exchange-traded derivative revenue, higher average levels of assets under management for mutual funds and higher data subscription revenue at Indices. These increases were partially offset by a decrease in revenue at Ratings due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes, lower bank loan ratings revenue and a decrease in structured finance revenue. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Operating profit increased 17%. Excluding the favorable impact of a higher gain on dispositions of 57 percentage points, partially offset by the impact of higher IHS Markit merger costs in 2022 of 11 percentage points, a S&P Foundation grant in 2022 of 6 percentage points, higher amortization of intangibles from acquisitions in 2022 of 26 percentage points and higher employee severance charges in 2022 of 8 percentage points and disposition-related costs of 1 percentage point, operating profit increased 12%. The increase was primarily due to revenue growth, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions, higher outside services expenses and an increase in technology expenses. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

2021
Revenue increased 11% with an unfavorable impact of 1 percentage point from the net impact of recent acquisitions and dispositions, driven by increases at all of our reportable segments. Revenue growth at Ratings was driven by an increase in both transaction revenue and non-transaction revenue. Transaction revenue increased due to higher bank loan ratings revenue and structured finance revenue. Non-transaction revenue increased primarily due to an increase in surveillance, entity credit ratings, an increase in revenue at our CRISIL subsidiary and higher Ratings Evaluation Service (“RES”) revenue. Revenue growth at Market Intelligence was driven by subscription revenue growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher average levels of assets under management for exchange traded funds (“ETFs”) and mutual funds and higher data subscription revenue, partially offset by lower exchange-traded derivative revenue. The revenue increase at Platts was primarily due to continued demand for market data and market insights products. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

In 2018, we announced the launch of Powering the Markets of the Future to provide a framework for our forward-looking business strategy. Through this framework, we seek to deliver an exceptional, differentiated customer experience by enhancing our foundational capabilities, evolving and growing our core businesses, and pursuing growth via adjacencies. In 2023, we are striving to deliver on our strategic priorities in the following key areas:

Finance

•Meeting or exceeding our organic revenue growth and EBITA margin targets;

•Realizing our merger/integration commitments - cost and revenue synergy targets; and

•Driving growth and superior shareholder returns through effective execution, active portfolio management and prudent capital allocation.

Customer at the Core

•Enhancing customer support and seamless user experience with a focus on ease of discoverability, distribution, and delivery of our products and services and integrated capabilities; and

•Continuing to invest in customer facing solutions and processes.

Grow and Innovate

•Continuing to fund and accelerate key growth areas and transformational adjacencies;

•Exercising disciplined organic capital allocation, inorganic and partnership strategies; and

•Growing the value of S&P Global’s brand through an integrated marketing and communication strategy; driving awareness and consideration across the product offering.

Data and Technology

•Efficient integration, accessibility and governance of enterprise data assets, with initial focus on sustainability data, data science and enterprise-wide data management through the formation of a data council to drive enterprise value creation;

•Advancing transition to optimize tech spend practice i.e., shifting the balance towards funding higher growth innovation, establishing key spend benchmarks and 3-year transition plan; and

•Continuing momentum in transitioning all products and services to a cloud-based ecosystem while implementing technologies that align to our customer needs and unlock new opportunities.

Lead and Inspire

•Continuing to improve diverse representation through hiring, advancement and retention, while continuing to raise awareness through Diversity, Equity, and Inclusion education; and

•Ensuring our people are engaged with a particular focus on learning, development and career opportunities, and continue to embed our purpose and values throughout the Company.

Execute and Deliver

•Driving continuous commitment to risk management, compliance, and control across S&P Global; and

•Creating a more sustainable impact.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors in this Annual Report on Form 10-K.

Further projections and discussion on our 2023 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$11,181	$8,297	$7,442	35%	11%
Expenses:
Operating-related expenses	3,766	2,195	2,094	72%	5%
Selling and general expenses	3,383	1,714	1,541	97%	11%
Depreciation and amortization	1,013	178	206	N/M	(13)%
Total expenses	8,162	4,087	3,841	N/M	6%
Gain on dispositions	(1,898)	(11)	(16)	N/M	(30)%
Equity in Income on Unconsolidated Subsidiaries	(27)	—	—	N/M	N/M
Operating profit	4,944	4,221	3,617	17%	17%
Other income, net	(70)	(62)	(31)	(14)%	(96)%
Interest expense, net	304	119	141	N/M	(16)%
Loss on extinguishment of debt	8	—	279	N/M	N/M
Provision for taxes on income	1,180	901	694	31%	30%
Net income	3,522	3,263	2,534	8%	29%
Less: net income attributable to noncontrolling interests	(274)	(239)	(195)	(15)%	(22)%
Net income attributable to S&P Global Inc.	$3,248	$3,024	$2,339	7%	29%
N/M- Represents a change equal to or in excess of 100% or not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$11,181	$8,297	$7,442	35%	11%

Subscription revenue	6,201	3,255	3,037	90%	7%
Non-subscription / transaction revenue	1,807	2,320	2,030	(22)%	14%
Non-transaction revenue	1,640	1,698	1,500	(3)%	13%
Asset-linked fees	862	800	648	8%	23%
Sales usage-based royalties	286	224	227	28%	(1)%
Recurring variable	385	—	—	N/M	N/M
% of total revenue:
Subscription revenue	55%	39%	41%
Non-subscription / transaction revenue	16%	28%	27%
Non-transaction revenue	15%	20%	20%
Asset-linked fees	8%	10%	9%
Sales usage-based royalties	3%	3%	3%
Recurring variable	3%	—%	—%

U.S. revenue	$6,653	$5,012	$4,504	33%	11%
International revenue:
European region	2,597	1,995	1,769	30%	13%
Asia	1,246	874	782	43%	12%
Rest of the world	685	416	387	65%	7%
Total international revenue	$4,528	$3,285	$2,938	38%	12%
% of total revenue:
U.S. revenue	60%	60%	61%
International revenue	40%	40%	39%
N/M - Represents a change equal to or in excess of 100% or not meaningful

2022
Revenue increased 35% as compared to 2021. Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices also contributed to the increase. Non-subscription / transaction revenue decreased due to a decrease in corporate bond ratings revenue, bank loan ratings revenue and structured finance revenue at Ratings, partially offset by the impact of the merger with IHS Markit and an increase in conference revenue at Commodity Insights. Non-transaction revenue decreased primarily due to the unfavorable impact of foreign exchange rates, a decrease in entity credit ratings revenue and lower RES revenue, partially offset by an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue at Ratings. Asset linked fees increased primarily due to higher average levels of assets under management for mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

2021
Revenue increased 11% as compared to 2020. Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Commodity Insights market data and market insights products. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-subscription / transaction revenue increased due to an increase in bank loan ratings revenue and higher structured finance revenue at Ratings. Non-transaction revenue increased primarily due to an increase in surveillance, entity credit ratings, an increase in revenue at our CRISIL subsidiary and higher RES revenue at Ratings. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The decrease in sales usage-based royalties was primarily driven by lower exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2022 and 2021:

(in millions)	2022		2021		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,677	$983	$922	$499	82%	97%
Ratings [2]	940	392	995	433	(5)%	(9)%
Commodity Insights [3]	513	466	214	242	N/M	93%
Mobility [4]	296	385	—	—	N/M	N/M
Indices [5]	207	218	173	168	20%	30%
Engineering Solutions [6]	197	76	—	—	N/M	N/M
Intersegment eliminations [7]	(169)	—	(146)	—	(16)%	N/M
Total segments	3,661	2,520	2,158	1,342	70%	88%
Corporate Unallocated expense [8]	105	863	37	372	N/M	N/M
	$3,766	$3,383	$2,195	$1,714	72%	97%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1    In 2022, selling and general expenses include employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. In 2021, selling and general expenses include employee severance charges of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million.

2 In 2022, selling and general expenses include employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. In 2021, selling and general expenses include employee severance charges of $3 million and recovery of lease-related costs of $4 million.
3 In 2022, selling and general expenses include employee severance charges of $45 million and IHS Markit merger costs of $26 million. In 2021, selling and general expenses include recovery of lease-related costs of $2 million.
4 In 2022, selling and general expenses include acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million.
5 In 2022, selling and general expenses include employee severance charges of $14 million and IHS Markit merger costs of $2 million. In 2021, selling and general expenses include recovery of lease-related costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $4 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8    In 2022, selling and general expenses include IHS Markit merger costs of $553 million, a S&P Foundation grant of $200 million, employee severance charges of $107 million, an asset impairment of $9 million, a gain on acquisition of $10 million, acquisition-related costs of $8 million, disposition-related costs of $24 million, lease impairments of $5 million and an asset write-off of $3 million. In 2021, selling and general expenses include IHS Markit merger costs of $249 million, employee severance charges of $13 million, lease-related costs of $4 million, a lease impairment of $3 million, Kensho retention related expenses of $2 million and acquisition-related costs of $2 million.
Operating-Related Expenses
Operating-related expenses increased 72% as compared to 2021, primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses increased 97%. Excluding the unfavorable impact of higher IHS Markit merger costs in 2022 of 18 percentage points, a S&P Foundation grant of 10 percentage points and higher employee severance charges of 13 percentage points, selling and general expenses increased 56%. The increase was primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Depreciation and Amortization
Depreciation and amortization was $1,013 million in 2022 compared to $178 million in 2021, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2021 and 2020:

(in millions)	2021		2020		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$922	$499	$905	$483	2%	3%
Ratings [2]	995	433	950	393	5%	10%
Commodity Insights [3]	214	242	196	247	9%	(2)%
Indices [4]	173	168	146	168	18%	—%
Intersegment eliminations [5]	(146)	—	(137)	—	(6)%	N/M
Total segments	2,158	1,342	2,060	1,291	5%	4%
Corporate Unallocated expense [6]	37	372	34	250	7%	49%
	$2,195	$1,714	$2,094	$1,541	5%	11%
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
Operating-Related Expenses
Operating-related expenses increased by 5% as compared to 2020. Increases at Ratings, Indices and Commodity Insights were primarily driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases. The increase at Market Intelligence was primarily due to an increase in intersegment royalties tied to annualized contract value growth and higher incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses increased 11%. Excluding the unfavorable impact of IHS Markit merger costs in 2021 of 2 percentage points, offset by higher lease impairments in 2020 of 1 percentage point, higher employee severance charges in 2020 of less than 1 percentage point and higher lease-related costs in 2020 of less than 1 percentage point, selling and general expenses increased 11%. Increases at Ratings, Commodity Insights and Indices were primarily driven by higher incentive costs and an increase in compensation costs due to additional headcount and annual merit increases. The increase at Market Intelligence was primarily due to an increase in technology costs and higher incentive costs, partially offset by a decrease in compensation costs due to reduced headcount. These increases were partially offset by lower occupancy costs and a decrease in legal related costs at Indices.

Depreciation and Amortization
Depreciation and amortization decreased $28 million, or 13%, compared to 2020 primarily due to a decrease in intangible asset amortization related to assets that became fully amortized, partially offset by an increase in amortization expense driven by the acquisitions of RobecoSAM and Greenwich Associates LLC in January 2020 and February 2020, respectively.

Gain on Dispositions

During the year ended December 31, 2022, we completed the following dispositions that resulted in a pre-tax gain of $1.9 billion, which was included in Gain on dispositions in the consolidated statement of income:

•In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which is payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. The contingent payment is expected to be received in the first quarter of 2023. During the year ended December 31, 2022, we recorded a pre-tax gain of $505 million ($378 million after tax) for the sale of LCD. During the year ended December 31, 2022, we recorded a pre-tax gain of $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Gain on dispositions in the consolidated statements of income.

•In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

•In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

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

•During the year ended December 31, 2021, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC (“SPIAS”), a business within our Market Intelligence segment, that occurred in July of 2019.

During the year ended December 31, 2020, we completed the following dispositions that resulted in a pre-tax gain of $16 million, which was included in Gain on dispositions in the consolidated statements of income:

•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations (“IR”) webhosting business to Q4 Inc. (“Q4”). This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence received a minority investment in Q4. During the year ended December 31, 2020, we recorded a pre-tax gain of $11 million ($6 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of IR.
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
We internally manage our operations by reference to operating profit with economic resources allocated primarily based on each segment's contribution to operating profit. Segment operating profit is defined as operating profit before Corporate Unallocated expense and Equity in Income on Unconsolidated Subsidiaries. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Market Intelligence [1]	$2,488	$676	$569	N/M	19%
Ratings [2]	1,672	2,629	2,223	(36)%	18%
Commodity Insights [3]	591	544	478	9%	14%
Mobility [4]	213	—	—	N/M	N/M
Indices [5]	927	798	666	16%	20%
Engineering Solutions [6]	15	—	—	N/M	N/M
Total segment operating profit	5,906	4,647	3,936	27%	18%
Corporate Unallocated expense [7]	(989)	(426)	(319)	N/M	(33)%
Equity in Income on Unconsolidated Subsidiaries [8]	27	—	—	N/M	N/M
Total operating profit	$4,944	$4,221	$3,617	17%	17%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1    2022 includes a gain on disposition of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. 2021 includes acquisition-related costs of $2 million. 2021 and 2020 include employee severance charges of $3 million and $27 million, respectively, a gain on dispositions of $3 million and $12 million, respectively, and lease-related costs of $1 million and $3 million, respectively. 2022, 2021, and 2020 includes amortization of intangibles from acquisitions of $474 million, $65 million and $76 million, respectively.
2 2022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. 2021 includes a gain on disposition of $6 million, employee severance charges of $3 million and recovery of lease-related costs of $4 million. 2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. 2022, 2021, and 2020, include amortization of intangibles from acquisitions of $7 million, $10 million and $7 million, respectively.
3 2022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. 2021 includes recovery of lease-related costs of $2 million. 2020 includes employee severance charges of $11 million and lease-related costs of $2 million. 2022, 2021 and 2020 includes amortization of intangibles from acquisitions of $111 million, $8 million, and $9 million.
4 2022 includes an acquisition-related benefit of $14 million, employee severance charges of $4 million, IHS Markit merger costs of $3 million and amortization of intangibles from acquisitions of $241 million.
5    2022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. 2021 includes recovery of lease-related costs of $1 million. 2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. 2022, 2021 and 2020 includes amortization of intangibles from acquisitions of $31 million, $6 million and $6 million, respectively.
6 2022 includes employee severance charges of 4 million and amortization of intangibles from acquisitions of $35 million.
7 2022 includes IHS Markit merger costs of $553 million, a S&P Foundation grant of $200 million, employee severance charges of $107 million, a gain on acquisition of $10 million, an asset impairment of $9 million, acquisition-related costs of $8 million, disposition-related costs of $24 million, lease impairments of $5 million and an asset write-off of $3 million. 2021 and 2020 includes IHS Markit merger costs of $249 million and $24 million, respectively. 2021 and 2020 include employee severance charges of $13 million and $19 million, respectively, lease impairments of $3 million and $116 million, respectively, and Kensho retention related expenses of $2 million, and $12 million, respectively. 2021 includes lease-related costs of $4 million, acquisition-related costs of $2 million and a gain on disposition of $2 million. 2020 includes a gain related to an acquisition of $1 million. Additionally, 2022, 2021 and 2020 include amortization of intangibles from acquisitions of $4 million, $7 million, and $26 million.
8 2022 includes amortization of intangibles from acquisitions of $55 million.

2022
Segment Operating Profit — Increased 27% as compared to 2021. Excluding the favorable impact of a higher gain on dispositions in 2022 of 41 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2022 of 18 percentage points, higher employee severance charges in 2022 of 4 percentage points and IHS Markit merger related costs in 2022 of 1 percentage point, segment operating profit increased 9%. The increase was primarily due to revenue growth primarily due to the impact of the merger with IHS Markit, lower incentive costs and lower occupancy costs from reduced real estate footprint, partially offset by a decrease in revenue at Ratings, expenses associated with the merger with IHS Markit, an increase in compensation costs driven by additional headcount and annual merit and promotion increases, the resumption of business travel from the lifting of COVID restrictions and an increase in technology expenses. See “Segment Review” below for further information.

Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 132% compared to 2021. Excluding higher IHS Markit merger costs in 2022 of 85 percentage points, a S&P Foundation grant in 2022 of 56 percentage points, higher employee severance charges in 2022 of 26 percentage points, disposition-related costs in 2022 of 7 percentage points, an asset impairment in 2022 of 2 percentage points and higher acquisition-related costs in 2022 of 1 percentage point, partially offset by a gain on acquisition in 2022 of 3 percentage points and lower amortization of intangibles from acquisitions in 2022 of 1 percentage point, Corporate Unallocated expense decreased 41% primarily due to cost synergies and lower incentive costs.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $27 million for the year ended December 31, 2022.

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

Other Income, net

Other income, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net for 2022, 2021 and 2020 was $70 million, $62 million, $31 million respectively. During 2022 and 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charges of $13 million and $3 million, respectively. Excluding these pre-tax settlement charges, other income, net was $83 million, $62 million, and $34 million for 2022, 2021, 2020, respectively. The increase in other income, net in 2022 compared to 2021 and in 2021 compared to 2020 was primarily due to a higher gain on investments.

Interest Expense, net

Net interest expense for 2022 increased $185 million compared to 2021 primarily due to higher debt balances. Net interest expense for 2021 decreased $22 million or 16% compared to 2020, primarily due to lower interest expense resulting from the refinancing of a series of our senior notes in August of 2020. See Note 4 - Debt to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion.

Loss on Extinguishment of Debt, Net

In 2022, we recognized an $8 million loss on extinguishment of debt which includes a tender premium paid to tendering note holders in accordance with the terms of the tender offer of $142 million, partially offset by a $134 million non-cash write-off related to the fair market value step up premium on extinguished debt. 2020 includes $279 million related to the redemption fee on the early retirement of our 4.4% senior notes due in 2026 and a portion of the 6.55% senior notes due in 2037 and 4.5% senior notes due in 2048 in the third quarter of 2020.

Provision for Income Taxes

Our effective tax rate was 25.1%, 21.6% and 21.5% for 2022, 2021 and 2020, respectively. The increase in 2022 was primarily due to the tax charge on merger related divestitures. The increase in 2021 was primarily due to a change in the mix of income by jurisdiction.

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

In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”), a business within our Market Intelligence segment, to Morningstar. During the year ended December 31, 2022, we recorded a pre-tax gain of $505 million ($378 million after-tax) in Gain on dispositions in the consolidated statements of income for the sale of LCD.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations (“IR”) webhosting business to Q4 Inc. (“Q4”), a third party provider of investor relations related services. This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence received a minority investment in Q4. During the year ended December 31, 2020, we recorded a pre-tax gain of $11 million ($6 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of IR.

During the years ended December 31, 2021 and 2020, we recorded a pre-tax gain of $3 million ($3 million after-tax) and $1 million ($1 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of Standard & Poor's Investment Advisory Services LLC (“SPIAS”), a business within our Market Intelligence segment, that occurred in July of 2019.

See Note 2 - Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion including information on the merger with IHS Markit.

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
•Enterprise Solutions — software and workflow solutions that help our customers manage and analyze data; identify risk; reduce costs; and meet global regulatory requirements. The portfolio includes industry leading financial technology solutions like Wall Street Office, Enterprise Data Manager, Information Mosaic, and iLevel. Our Global Markets Group offering delivers bookbuilding platforms across multiple assets including municipal bonds, equities and fixed income; and
•Credit & Risk Solutions — commercial arm that sells Ratings' credit ratings and related data and research, advanced analytics, and financial risk solutions which includes subscription-based offerings, RatingsXpress®, RatingsDirect® and Credit Analytics.
Subscription revenue at Market Intelligence is primarily derived from distribution of data, valuation services, analytics, third party research, and credit ratings-related information through both feed and web-based channels. Subscription revenue also includes software and hosted product offerings which provide maintenance and continuous access to our platforms over the contract term. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing conferences and events, and analytical services.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$3,811	$2,185	$2,046	74%	7%

Subscription revenue	$3,263	$2,131	$1,991	53%	7%
Recurring variable revenue	$385	$—	$—	N/M	N/M
Non-subscription revenue	$163	$54	$54	N/M	(2)%
Asset-linked fees	$—	$—	$1	N/M	(94)%
% of total revenue:
Subscription revenue	86%	98%	97%
Recurring variable revenue	10%	—%	—%
Non-subscription revenue	4%	2%	3%
Asset-linked fees	—%	—%	—%

U.S. revenue	$2,231	$1,374	$1,316	62%	4%
International revenue	$1,580	$811	$730	95%	11%
% of total revenue:
U.S. revenue	59%	63%	64%
International revenue	41%	37%	36%

Operating profit [1]	$2,488	$676	$569	N/M	19%
% Operating margin	65%	31%	28%
N/M – Represents a change equal to or in excess of 100% or not meaningful
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.
12022 includes a gain on dispositions of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million, and acquisition-related costs of $2 million. 2021 includes employee severance charges of $3 million, a gain on disposition of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. 2020 includes employee severance charges of $27 million, a gain on dispositions of $12 million and lease-related costs of $3 million. 2022, 2021 and 2020 includes amortization of intangibles from acquisitions of $474 million, $65 million and $76 million, respectively.

2022

Revenue increased 74% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Operating profit increased 268%. Excluding the impact of a gain on dispositions of 282 percentage points, partially offset by higher amortization of intangibles of 63 percentage points, employee severance charges in 2022 of 13 percentage points and IHS Markit merger costs in 2022 of 5 percentage points, operating profit increased 67% primarily due to revenue growth and lower incentive costs, partially offset by expenses associated with the merger with IHS Markit, an increase in technology expenses and higher compensation costs. Foreign exchange rates had a favorable impact of 4 percentage points.

2021

Revenue increased 7% driven by subscription revenue growth for RatingsXpress®, RatingsDirect®, certain Market Intelligence Desktop products, and certain data feed products within Data and Advisory Solutions. Both U.S. revenue and international revenue increased compared to 2021. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 19%, with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact from higher employee severance charges in 2020 of 6 percentage points and higher amortization of intangibles in 2020 of 3 percentage points, partially offset by the impact of a higher gain on the dispositions in 2020 of 2 percentage points, operating profit increased 12%. The impact of revenue growth and lower compensation costs due to reduced headcount was partially offset by an increase in cost of sales and intersegment royalties tied to annualized contract value growth, increased technology costs and higher incentive costs.

Industry Highlights and Outlook

Market Intelligence continues to focus on developing key product offerings in growth areas such a Environmental, Social and Governance (“ESG”) and growing new products and product features by leveraging technology investments. Product launches and innovation continued at Market Intelligence in 2022 with the introduction of several new ESG related products and new products and product features leveraging technology investments.

Legal and Regulatory Environment

The market for data, analytical capabilities and research services is intensely competitive, ranging from established firms to market disruptors. Market Intelligence competes domestically and internationally based on a number of factors, including the quality and range of its data, analytical capabilities, research services, client service, reputation, price, geographic scope, and technological innovation.

Market Intelligence is subject to global regulation, particularly in the European Union, the U.K. and the U.S. Several laws and regulations in the European Union, the U.K. and the U.S. have been adopted but not yet implemented, or have been proposed or are being considered, to which Market Intelligence, or its clients, will or may become subject, including laws and regulations related to pricing providers, sustainability, credit rating data, data privacy and cyber security. For example, the EU passed the Digital Operational Resilience Act in December 2022 (“DORA”), which is expected to take effect by the end of January 2025. DORA will impose operational resilience and cyber security standards and obligations, including technical and organizational standards and responsibilities which may require technology and/or organizational investment, upon (i) many Market Intelligence financial market clients, who may look to pass such obligations onto vendors like Market Intelligence, and (ii) information and communications technology providers designated by the EU as “Critical Third Party Providers,” which may, or may not, include Market Intelligence. In addition, the U.K. Financial Conduct Authority has announced that it will conduct a market study into how competition is working in the markets for credit rating data and market data generally, which is expected to commence at the start of 2023.

At this time, the impact on Market Intelligence of any such recently adopted or proposed laws or regulations, or market studies, remains uncertain, but they could increase the regulatory exposure of Market Intelligence or the costs and legal risks relating to Market Intelligence’s activities, adversely affect the ability of Market Intelligence to provide its products and services, or result in changes in the demand for its products and services. If Market Intelligence fails to comply with any such laws or regulations, it could be subject to significant litigation, civil or criminal penalties, monetary damages, regulatory enforcement actions or fines. Regulatory developments may also present commercial opportunities to Market Intelligence to develop further or different services to enable better compliance by its clients.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for 2022, 2021 and 2020 was $143 million, $136 million and $128 million, respectively.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$3,050	$4,097	$3,606	(26)%	14%

Transaction revenue	$1,241	$2,253	$1,969	(45)%	14%
Non-transaction revenue	$1,809	$1,844	$1,637	(2)%	13%
% of total revenue:
Transaction revenue	41%	55%	55%
Non-transaction revenue	59%	45%	45%

U.S. revenue	$1,652	$2,398	$2,110	(31)%	14%
International revenue	$1,398	$1,699	$1,496	(18)%	14%
% of total revenue:
U.S. revenue	54%	59%	59%
International revenue	46%	41%	41%

Operating profit [1]	$1,672	$2,629	$2,223	(36)%	18%
% Operating margin	55%	64%	62%
12022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. 2021 includes a gain on disposition of $6 million, recovery of lease-related costs of $4 million, and employee severance charges of $3 million. 2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. 2022, 2021 and 2020 include amortization of intangibles from acquisitions of $7 million, $10 million and $7 million, respectively.

2022

Revenue decreased 26% with an unfavorable impact from foreign exchange rates of 3 percentage points. Transaction revenue decreased due to lower corporate bond ratings revenue driven by a decrease in high-yield and investment-grade issuance volumes and lower bank loan ratings revenue. A decrease in structured finance revenues primarily driven by decreased issuance of U.S. collateralized loan obligations (“CLOs”) also contributed to the decrease in transaction revenue. Reduced issuance volumes mainly resulted from unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in the prior year period. Non-transaction revenue decreased 2% primarily due to the unfavorable impact of foreign exchange rates, a decrease in entity credit ratings revenue and lower Ratings Evaluation Service (“RES”) revenue driven by decreased M&A activity, partially offset by an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue. Excluding the unfavorable impact of foreign exchange rates of 3 percentage points, non-transaction revenue increased 1%. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit decreased 36%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of employee severance charges in 2022 of 1 percentage point, operating profit decreased 35% primarily due to a decline in revenue partially offset by decrease in expenses. The decrease in expenses was driven by lower incentive costs due to weaker financial performance, lower outside services expenses, lower occupancy costs from reduced real estate footprint, partially offset by higher compensation costs driven by targeted investments into key areas of the business, and the resumption of business travel from the lifting of COVID restrictions.

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

	2022 Compared to 2021
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	(79)%	(70)%	(77)%
Investment-grade issuance	(20)%	(12)%	(18)%
Total issuance**	(39)%	(28)%	(24)%
*     Includes Industrials and Financial Services.
**     Includes rated and non-rated issuance.
•Corporate issuance was down in the U.S. and Europe reflecting unfavorable macroeconomic conditions in 2022 compared to strong issuance levels in 2021.

	2022 Compared to 2021
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(11)%	(43)%	(13)%
Structured credit (primarily CLOs)	(68)%	(70)%	(68)%
Commercial mortgage-backed securities (“CMBS”)	(5)%	(86)%	(11)%
Residential mortgage-backed securities (“RMBS”)	(29)%	25%	(21)%
Covered bonds	**	68%	72%
Total issuance	(38)%	(1)%	(23)%
** Represents no activity in 2022 or 2021.

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

•RMBS issuance was down in the U.S. reflecting decreased market volume due to unfavorable market conditions. RMBS issuance increased in Europe reflecting an increase in large jumbo deals.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe increased from a low 2021 base as cheaper government programs slowed down.

Industry Highlights and Outlook

Revenue decreased in 2022 primarily driven by declines in corporate bond ratings revenue, bank loan ratings revenue, structured finance transaction revenues, partially offset by an increase in revenue at our CRISIL subsidiary. CRISIL revenue increased across all segments, primarily driven by Global Research & Risk Solutions. In 2022, Ratings continued to focus on developing key product offerings in ESG and launched new sustainability products. ESG initiatives and international expansion in China continue to be areas of focus for Ratings.

Legal and Regulatory Environment

General
Ratings and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries, and therefore existing and proposed laws and regulations can impact the Company’s operations and the markets in which it operates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. We have reviewed the new laws, regulations and rules which have been adopted and we have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a material adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings or to increase competition among credit rating agencies, and regarding remuneration and rotation of credit rating agencies, and liability standards applicable to credit rating agencies. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to Ratings’ rating activities, or adversely affect our ability to compete and/or our remuneration, or result in changes in the demand for credit ratings.

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

•Price Assessments — includes price assessments and benchmarks, and forward curves;

•Upstream Data & Insights — includes exploration & production data and insights, software and analytics; and

•Advisory & Transactional Services — includes consulting services, conferences, events and global trading services.

Commodity Insights' revenue is generated primarily through the following sources:

•Subscription revenue — primarily from subscriptions to our market data and market insights (price assessments, market reports and commentary and analytics) along with other information products and software term licenses;

•Sales usage-based royalties — primarily from licensing our proprietary market price data and price assessments to commodity exchanges; and

•Non-subscription revenue — conference sponsorship, consulting engagements, events, and perpetual software licenses.

See Note 2 - Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion including information on the merger with IHS Markit.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$1,685	$1,012	$938	66%	8%

Subscription revenue	$1,492	$933	$869	60%	7%
Sales usage-based royalties	$67	$66	$62	2%	7%
Non-subscription revenue	$126	$13	$7	N/M	N/M
% of total revenue:
Subscription revenue	89%	92%	93%
Sales usage-based royalties	4%	7%	6%
Non-subscription revenue	7%	1%	1%

U.S. revenue	$673	$356	$322	89%	11%
International revenue	$1,012	$656	$616	54%	6%
% of total revenue:
U.S. revenue	40%	35%	34%
International revenue	60%	65%	66%

Operating profit [1]	$591	$544	$478	9%	14%
% Operating margin	35%	54%	51%
N/M- Represents a change equal to or in excess of 100% or not meaningful
Note – In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.

12022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. 2021 includes recovery of lease-related costs of $2 million. 2020 includes employee severance charges of $11 million and lease-related costs of $2 million. 2022, 2021, and 2020 includes amortization of intangibles from acquisitions of $111 million, $8 million, and $9 million, respectively.

2022

Revenue increased 66% primarily due to the impact of the merger with IHS Markit, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue driven by the return of in-person attendance at Commodity Insights conferences in 2022 compared to virtual events in 2021. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue drivers, followed by the Advisory & Transactional Services business, which contributed large growth in the first quarter of 2022. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 9%. Excluding the impact of higher amortization of intangibles from acquisitions of 19 percentage points, employee severance charges in 2022 of 8 percentage points and IHS Markit merger costs in 2022 of 5 percentage points, operating profit increased 41%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, an increase in costs related to the Commodity Insights conferences in 2022, higher compensation costs, the resumption of business travel from the lifting of COVID restrictions and an increase in operating costs to support business initiatives at Commodity Insights. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Operating profit increased 14% with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of higher employee severance charges in 2020 of 3 percentage points and higher lease-related costs in 2020 of 1%, operating profit increased 10%. The increase was primarily due to revenue growth partially offset by an increase in operating costs to support business initiatives at Commodity Insights and an increase in incentive costs.

Industry Highlights and Outlook

In 2022, the impact of the merger with IHS Markit, sustained demand for market data and market insights products, new and enhanced products & services, and higher conference revenue driven by the return of in-person attendance at Commodity Insights conferences in 2022 compared to virtual events in 2021 contributed to revenue growth. Commodity Insights continues to focus on developing new products and product features leveraging technology investments and developing key product offerings in ESG, including energy transition.

Legal and Regulatory Environment

Commodity Insights' price assessment business is subject to increasing regulatory scrutiny. As discussed below under the heading “Indices-Legal and Regulatory Environment”, the benchmarks industry is subject to the new regulation in the EU (the “EU Benchmark Regulation”) as well as potential increased regulation in other jurisdictions. Commodity Insights has obtained authorization and is now supervised by the Dutch Authority for the Financial Markets in the Netherlands under the EU Benchmark Regulation, and it will likely need to take similar steps in other jurisdictions including the United Kingdom when the transitional period under the EU Benchmark Regulation (and its UK equivalent) ends, as well as in jurisdictions outside of Europe if they pass similar legislation.
The EU has enacted MiFID II, which revise and update the existing EU Markets in Financial Instruments Directive and the substantive provisions became applicable in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). MiFID II and potential subsequent amendments may result in changes to the manner in which the Commodity Insights business licenses its price assessments. MiFID II and the Market Abuse Regulation ("MAR") may impose additional regulatory burdens on Commodity Insights activities in the EU over time, but they have not yet resulted in increased substantive impact or costs.
In October of 2012, IOSCO issued its Principles for Oil Price Reporting Agencies ("PRA Principles"), which are intended to enhance the reliability of oil price assessments referenced in derivative contracts subject to regulation by IOSCO members. Commodity Insights has aligned its operations with the PRA Principles and, as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks.
For a further discussion of competitive and other risks inherent in our Commodity Insights business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Commodity Insights business, see Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Mobility

Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies. Mobility operates globally, with staff located in over 17 countries.

Mobility's revenue is generated primarily through the following sources:

•Subscription revenue — Mobility's core information products provide critical information and insights to all global OEMs, most of the world’s leading suppliers, and the majority of North American dealerships. Mobility operates across both the new and used car markets. Mobility provides data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supplies car makers and dealers with market reporting products, predictive analytics and marketing automation software; and supports dealers with vehicle history reports, used car listings and service retention solutions. Mobility also sells a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities; and

•Non-subscription revenue — One-time transactional sales of data that are non-cyclical in nature – and that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity – as well as consulting and advisory services.

The Mobility business was acquired in connection with the merger with IHS Markit on February 28, 2022 and financial results are included since the date of acquisition.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$1,142	$—	$—	N/M	N/M

Subscription revenue	$888	$—	$—	N/M	N/M
Non-subscription revenue	$254	$—	$—	N/M	N/M
% of total revenue:
Subscription revenue	78%	—%	—%
Non-subscription revenue	22%	—%	—%

U.S. revenue	$932	$—	$—	N/M	N/M
International revenue	$210	$—	$—	N/M	N/M
% of total revenue:
U.S. revenue	82%	—%	—%
International revenue	18%	—%	—%

Operating profit [1]	$213	$—	$—	N/M	N/M
% Operating margin	19%	—%	—%
N/M- Represents a change equal to or in excess of 100% or not meaningful

1 2022 includes an acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million. 2022 also includes amortization of intangibles from acquisitions of $241 million.

Industry Highlights and Outlook

In 2022, Mobility’s revenue was underpinned by strong and broad-based performance across its businesses. Specifically, we saw strong new business growth and high retention rates. Mobility continued to focus on multiple growth opportunities including: evolving our forecasting business to encompass new technologies and new forms of mobility; supporting the industry in its transformation to hybrid and digital retail; enabling consumers to shop, buy, service and sell used cars; and, leveraging the power of S&P Global to develop products for financial markets and to facilitate the industry’s transition towards sustainable mobility.

Legal and Regulatory Environment

Certain types of information that our Mobility business collects, compiles, stores, uses, transfers, publishes and/or sells is subject to laws and regulations in various jurisdictions in which it operates. There is an increasing public concern regarding, and resulting regulations of, privacy, data, and consumer protection issues. Laws and regulations to which our Mobility business is subject pertain primarily to personally identifiable information relating to individuals. Such laws and regulations constrain the collection, use, storage, and transfer of personally identifiable information, and impose other obligations with which we must comply. If our Mobility business fails to comply with these laws or regulations, we could be subject to significant litigation and civil or criminal penalties (including monetary damages, regulatory enforcement actions or fines) in one or more jurisdictions and reputational damage resulting in the loss of data, brand equity and business. To conduct our operations, our Mobility business also moves data across national borders and consequently can be subject to a variety of evolving and developing laws and regulations regarding privacy, data protection, and data security in an increasing number of jurisdictions. Many jurisdictions have passed laws in this area, such as the European Union General Data Protection Regulation (the “GDPR”), the cyber-security law adopted by China in 2017, and the 2020 California Privacy Act, and other jurisdictions are considering imposing additional restrictions. These laws and regulations are increasing in complexity and number, change frequently, and increasingly conflict among the various countries in which our Mobility business operates, which has resulted in greater compliance risk and cost for us. It is possible that our Mobility business could be prohibited or constrained from collecting or disseminating certain types of data or from providing certain products or services. If our Mobility business fails to comply with these laws or regulations, we could be subject to significant litigation, civil or criminal penalties, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues. Additional risks are presented by the evolving landscape related to sanctions and export control laws. The landscape related to these laws is evolving rapidly and presents compliance challenges to all businesses covered by these laws.
For a further discussion of competitive and other risks inherent in our Mobility business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Mobility business, see Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Indices

Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products, and provide investors with tools to monitor world markets.
During the year ended December 31, 2022, we recorded a pre-tax gain of $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Gain on dispositions in the consolidated statements of income.
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales usage-based royalties of its indices, as well as data subscription arrangements. Specifically, Indices generates revenue from the following sources:

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

•Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$1,339	$1,149	$989	17%	16%

Asset-linked fees	$862	$800	$647	8%	24%
Subscription revenue	$258	$191	$177	35%	7%
Sales usage-based royalties	$219	$158	$165	38%	(4)%
% of total revenue:
Asset-linked fees	65%	69%	65%
Subscription revenue	19%	17%	18%
Sales usage-based royalties	16%	14%	17%

U.S. revenue	$1,088	$959	$826	14%	16%
International revenue	$251	$190	$163	30%	17%
% of total revenue:
U.S. revenue	81%	83%	84%
International revenue	19%	17%	16%

Operating profit [1]	$927	$798	$666	16%	20%
Less: net income attributable to noncontrolling interests	$249	$215	$181	16%	19%
Net operating profit	$678	$583	$485	16%	20%
% Operating margin	69%	70%	67%
% Net operating margin	51%	51%	49%
12022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. 2021 includes recovery of lease-related costs of $1 million. 2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. 2022 includes amortization of intangibles from acquisitions of $31 million and 2021 and 2020 includes amortization of intangibles from acquisitions of $6 million.
2022

Revenue at Indices increased 17% primarily due to higher exchange-traded derivative revenue driven by higher average trading volume from increased volatility, higher average levels of assets under management (“AUM”) for mutual funds, higher data subscription revenue and the impact of the merger with IHS Markit. Ending AUM for ETFs in 2022 was $2.601 trillion. Excluding AUM related to the merger with IHS Markit, ending AUM for ETFs decreased 12% to $2.466 trillion and average levels of AUM for ETFs increased 5% to $2.526 trillion compared to 2021. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 16%. Excluding the impact of a gain on disposition of 7 percentage points, partially offset by higher amortization of intangibles from acquisitions of 4 percentage points and employee severance charges in 2022 of 2 percentage points, operating profit increased 15%. The impact of revenue growth and lower incentive costs were partially offset by an increase in outside services expenses, strategic investments, higher compensation costs driven by annual merit increases, higher data costs, the resumption of business travel from the lifting of COVID restrictions and the impact of the merger with IHS Markit. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

Industry Highlights and Outlook

Revenue increased in 2022 primarily due to higher exchange-traded derivative revenue driven by higher average trading volume from increased volatility, higher average levels of AUM for mutual funds, higher data subscription revenue and the impact of the merger with IHS Markit. Indices continues to be a leading index provider for the ETF market space. In 2022, Indices continued to launch new Sustainability ETFs and expand innovative index offerings with index product launches in high growth areas such as factor and thematic indices and multi-asset-class indices. Indices continues to focus on developing new indices and product features leveraging investments in technology and research and development, as well as close collaboration with its customers.

Legal and Regulatory Environment

The financial benchmarks industry is subject to specific benchmark regulation in the European Union (the "EU Benchmark Regulation"), the United Kingdom (the "UK Benchmark Regulation"), and Australia (the "Australia Benchmark Regulation"). Various other jurisdictions, including the United States, are also considering the regulation of financial benchmarks through new or existing regimes.

Although they vary in scope, the requirements of the EU Benchmark Regulation, the UK Benchmark Regulation and the Australian Benchmark Regulation are similar. Indices currently maintains a benchmark administrator in both the Netherlands (authorized by the Dutch Authority for Financial Markets (AFM)) for its benchmark activities in the European Union and in the United Kingdom (authorized by the Financial Conduct Authority) for its benchmark activities in the United Kingdom. The EU Benchmark Regulation and the UK Benchmark Regulation have and may continue to cause operating obligations, increased compliance risk and additional costs for Indices. The Australian Benchmark Regulation requires a license from the Australian Securities and Investment Commission (“ASIC”), which Indices has obtained. The Australian Benchmark Regulation has and may continue to cause increased compliance risk and additional costs for Indices.

In July of 2013, the IOSCO issued its Principles for Financial Benchmarks (the “Financial Benchmark Principles”), intended to promote the reliability of financial benchmarks. The Financial Benchmark Principles address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by Indices. Indices has taken steps to align its governance regime, control framework and operations with the Financial Benchmark Principles and engages an independent auditor to perform an annual reasonable assurance review of its adherence to the Financial Benchmark Principles.

The markets for index providers are very competitive. Indices competes domestically and internationally on the basis of a number of factors, including the quality of its indices, client service, reputation, price, range of products and services (including geographic coverage) and technological innovation. Indices also faces challenges from various disrupters and attempts to circumvent its licensing regime. Our Indices business is impacted by market volatility, asset levels or notional values of investment products based on our indices, and trading volumes of certain exchange traded derivatives. Volatile capital markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product.

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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Revenue	$323	$—	$—	N/M	N/M

Subscription revenue	$300	$—	$—	N/M	N/M
Non-subscription revenue	$23	$—	$—	N/M	N/M
% of total revenue:
Subscription revenue	93%	—%	—%
Non-subscription revenue	7%	—%	—%

U.S. revenue	$179	$—	$—	N/M	N/M
International revenue	$144	$—	$—	N/M	N/M
% of total revenue:
U.S. revenue	55%	—%	—%
International revenue	45%	—%	—%

Operating profit [1]	$15	$—	$—	N/M	N/M
% Operating margin	5%	—%	—%
N/M- Represents a change equal to or in excess of 100% or not meaningful

1 2022 includes employee severance charges of $4 million and amortization of intangibles from acquisitions of $35 million.

Industry Highlights and Outlook
On January 14, 2023, we entered into a securities and asset purchase agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) to sell our Engineering Solutions business for $975 million in cash, subject to customary purchase price adjustments. We currently anticipate the divestiture to result in after-tax proceeds of approximately $750 million, which proceeds are expected to be used for share repurchases. The agreement follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. The transaction, which is subject to receipt of required regulatory approvals and satisfying other customary closing conditions, is expected to close by the end of the second quarter of 2023.

Legal and Regulatory Environment

The legal and regulatory environment for our Engineering Solutions business is similar to our Mobility Business. See “Mobility-Legal and Regulatory Environment” above for additional details about the legal and regulatory environment for our Engineering Solutions business.

For a further discussion of competitive and other risks inherent in our Engineering Solutions business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Engineering Solutions business, see Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2023, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs in the short term and into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1.3 billion as of December 31, 2022, a decrease of $5.2 billion as compared to December 31, 2021.

(in millions)	Year ended December 31,
	2022	2021	2020
Net cash provided by (used for):
Operating activities	$2,603	$3,598	$3,567
Investing activities	3,628	(120)	(240)
Financing activities	(11,326)	(1,013)	(2,166)

In 2022 free cash flow decreased to $2.2 billion compared to 2021 primarily due to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities
Cash provided by operating activities decreased to $2.6 billion compared to 2021. The decrease is mainly due to a decrease in operating results, an increase in IHS Markit merger costs, higher taxes paid on divestitures and a grant payment to the S&P Global Foundation in 2022.

Cash provided by operating activities remained unchanged at $3.6 billion as compared to 2020 as higher operating results in 2021 were offset by the acceleration of payments to vendors, higher incentive compensation payments and higher income tax payments.
Investing activities
Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided for investing activities was $3.6 billion for 2022 as compared to cash used for investing activities of $0.1 billion in 2021, primarily due to cash received from the dispositions of CUSIP Global Services, Oil Price Information Services, the Leveraged Commentary and Data business and a related family of leveraged loan indices, and the Base Chemicals business in 2022.

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

Cash used for financing activities increased to $11.3 billion in 2022 from $1.0 billion in 2021. The increase is primarily attributable to an increase in cash used for share repurchases in 2022.

Cash used for financing activities decreased to $1.0 billion in 2021 from $2.2 billion in 2020. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2021.

During the year ended December 31, 2022, we purchased a total of 33.5 million shares for $12.0 billion of cash. During the year ended December 31, 2021, we did not use cash to purchase any shares. During the year ended December 31, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares. See Note 9 — Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for information related to our accelerated share repurchase (“ASR”) agreements.

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2020 Repurchase Program”), which was approximately 12% of the total shares of our outstanding common stock at that time. On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares (the “2013 Repurchase Program”), which was approximately 18% of the total shares of our outstanding common stock at that time. As of December 31, 2022, 27.2 million shares remained available under the 2022 Repurchase Program and the 2020 and 2013 repurchase programs were completed.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of December 31, 2022 there was $188 million of commercial paper outstanding.

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

Dividends
On January 25, 2023, the Board of Directors approved a quarterly common stock dividend of $0.90 per share.

Supplemental Guarantor Financial Information
The senior notes described below were issued by S&P Global Inc. and are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company. Issuances of all senior notes described below have been registered with the SEC.

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
•On November 2, 2007 we issued $400 million of 6.55% Senior Notes due 2037.
•On January 31, 2023, S&P Global Inc. launched an offer to exchange the following series of unregistered new senior notes for senior notes of like principal amount and terms that have been registered with the SEC and will be issued by S&P Global Inc. and guaranteed by Standard & Poor's Financial Services LLC:
•Up to $701 million of 4.75% Senior Notes due 2028 that were issued on March 2, 2022;
•Up to $930 million of 4.25% Senior Notes due 2029 that were issued on March 2, 2022;
•Up to $1,250 million of 2.45% Senior Notes due 2027 that were issued on March 18, 2022;
•Up to $1,250 million of 2.70% Sustainability-Linked Senior Notes due 2029 that were issued on March 18, 2022;
•Up to $1,500 million of 2.90% Senior Notes due 2032 that were issued on March 18, 2022;
•Up to $1,000 million of 3.7% Senior Notes due 2052 that were issued on March 18, 2022; and
•Up to $500 million of 3.9% Senior Notes due 2062 that were issued on March 18, 2022.
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

Summarized results of operations for the year ended December 31 is as follows:

(in millions)	2022
Revenue	$2,752
Operating Profit	1,496
Net Income	1,227
Net income attributable to S&P Global Inc.	1,227

Summarized balance sheet information as of December 31 is as follows:

(in millions)	2022	2021
Current assets (excluding intercompany from Non-Obligor Group)	$699	$6,124
Noncurrent assets	1,410	846
Current liabilities (excluding intercompany to Non-Obligor Group)	1,046	1,307
Noncurrent liabilities	11,172	5,242
Intercompany payables to Non-Obligor Group	11,926	4,851
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

We believe that the amount of cash and cash equivalents on hand, cash flows expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2023.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2022, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$226	$52	$1,736	$8,942	$10,956
Interest payments	339	679	640	3,305	4,963
Operating leases [2]	138	216	170	261	785
Purchase obligations and other [3]	398	388	106	5	897
Total contractual cash obligations	$1,101	$1,335	$2,652	$12,513	$17,601
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

As of December 31, 2022, we had $223 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2022, we have recorded $3,267 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2022, we contributed $11 million to our retirement plans. Expected employer contributions in 2023 are $10 million and $3 million for our retirement and postretirement plans, respectively. In 2023, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

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

(in millions)	Year ended December 31,			% Change
	2022	2021	2020	’22 vs ’21	’21 vs ’20
Cash provided by operating activities	$2,603	$3,598	$3,567	(28)%	1%
Capital expenditures	(89)	(35)	(76)
Distributions to noncontrolling interest holders	(270)	(227)	(194)
Free cash flow	$2,244	$3,336	$3,297	(33)%	1%

(in millions)	2022	2021	2020	’22 vs ’21	’21 vs ’20
Cash provided by (used for) investing activities	3,628	(120)	(240)	N/M	(50)%
Cash used for financing activities	(11,326)	(1,013)	(2,166)	N/M	(53)%
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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, business combinations, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes, contingencies and redeemable noncontrolling interests. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Business combinations
We apply the purchase method of accounting to our business combinations. All of the assets acquired, liabilities assumed, and contingent consideration are allocated based on their estimated fair values. Fair value determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and expected business performance. There are also different valuation models and inputs for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition, the mix of intangible assets acquired, and expected business performance, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates.

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions, and by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $25 million.

We incorporate the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process. In times of economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. Based on our current outlook these assumptions are not expected to significantly change in 2023.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2022 and 2021, the carrying value of goodwill and other indefinite-lived intangible assets was $35.4 billion and $4.4 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our six reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a quantitative impairment test. If the fair value of the reporting unit is less than the carrying value, the difference is recognized as an impairment charge. For 2022, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair values were greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2022, 2021, and 2020.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2023	2022	2021	2023	2022	2021
Discount rate	5.63%	3.05%	2.75%	5.52%	2.72%	2.20%
Return on assets	6.00%	4.00%	5.00%

As of December 31, 2022, the Company had $1.1 billion in pension benefit obligation for our U.S. retirement plans. A 0.25 percentage point increase or decrease in the discount rate would result in an estimated decrease or increase to the accumulated benefit obligation of approximately $30 million and an increase or decrease in 2023 pension expense of approximately $1 million. An increase or decrease of 1 percentage point in the expected rate of return on plan assets would result in a decrease or increase of approximately $14 million to 2023 pension expense.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2023. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2022, we have approximately $10.1 billion of undistributed earnings of our foreign subsidiaries, of which $4.1 billion is reinvested indefinitely in our foreign operations.

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

As of December 31, 2022, the Company had $3.3 billion in redeemable noncontrolling interest on the Consolidated Balance Sheet. The ultimate amount paid for the redeemable noncontrolling interest in Indices business could be significantly different because the redemption amount depends on the future results of operations of the business.

As of December 31, 2022, the weighted average cost of capital used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 11%. A 0.25 percentage point increase or decrease in the weighted average cost of capital would decrease or increase the redemption value by approximately $81 million. As of December 31, 2022, the terminal growth rate used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 2.2%. A 0.25 percentage point increase or decrease in the terminal growth rate would increase or decrease the redemption value by approximately $27 million.

RECENT ACCOUNTING STANDARDS

See Note 1 – Accounting Policies to our consolidated financial statements for a detailed description of recent accounting standards. We do not expect these recent accounting standards to have a material impact on our results of operations, financial condition, or liquidity in future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2022 and December 31, 2021, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2022 and December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of redeemable noncontrolling interest in S&P Dow Jones Indices LLC
Description of the Matter
As described in Notes 1 and 9 to the financial statements, the Company has an agreement with the minority partners of its S&P Dow Jones Indices LLC joint venture that contains redemption features outside of the control of the Company. This arrangement is reported as a redeemable noncontrolling interest at fair value of $3,267 million at December 31, 2022. The Company adjusts the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the accounting for its redeemable noncontrolling interest, including controls over management's judgments and evaluation of the underlying assumptions with regard to the valuation models applied and the estimation process supporting the determination of the fair value of S&P Dow Jones Indices LLC joint venture.
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

IHS Markit Business Combination
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, on February 28, 2022, the Company completed its acquisition of IHS Markit Ltd., for aggregate consideration of $43.5 billion. This transaction was accounted for as a business combination. Auditing the Company's accounting for its acquisition of IHS Markit Ltd. was complex due to the significant estimation in the Company's determination of fair value of identified intangible assets of $18.6 billion, which principally consisted of customer relationships, trademark/tradenames, developed technology, and databases (collectively referred to as the identified intangibles). The significant estimation was primarily due to the sensitivity of the fair value of underlying assumptions about future performance of the acquired business in the Company's discounted cash flow models used to measure the identified intangibles. These significant assumptions included the revenue and expense growth rates that form the basis of the forecasted results and the discount rate.

How We Addressed the Matter in Our Audit
We tested the Company's controls that address the risk of material misstatement relating to the Company's accounting for the acquisition. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangibles, which included testing controls over management's review of assumptions used in its respective valuation models to test the estimated fair value of the identified intangibles. We performed audit procedures that included, among others, evaluating the valuation methodologies and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the estimated fair value. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates, including testing the revenue and expense growth rates that form the basis of the forecasted results and the discount rate. For example, we compared these significant assumptions to current industry, market and economic trends, to assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business, and to the Company's budgets and forecasts, in addition to performing sensitivity analyses over these assumptions. We also evaluated the adequacy of the Company's disclosures included in Note 2 in relation to these acquisition matters.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1969.

New York, New York
February 9, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control Over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
February 9, 2023

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2022	2021	2020
Revenue	$11,181	$8,297	$7,442
Expenses:
Operating-related expenses	3,766	2,195	2,094
Selling and general expenses	3,383	1,714	1,541
Depreciation	108	82	83
Amortization of intangibles	905	96	123
Total expenses	8,162	4,087	3,841
Gain on dispositions	(1,898)	(11)	(16)
Equity in income on unconsolidated subsidiaries	(27)	—	—
Operating profit	4,944	4,221	3,617
Other income, net	(70)	(62)	(31)
Interest expense, net	304	119	141
Loss on extinguishment of debt	8	—	279
Income before taxes on income	4,702	4,164	3,228
Provision for taxes on income	1,180	901	694
Net income	3,522	3,263	2,534
Less: net income attributable to noncontrolling interests	(274)	(239)	(195)
Net income attributable to S&P Global Inc.	$3,248	$3,024	$2,339

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$10.25	$12.56	$9.71
Diluted	$10.20	$12.51	$9.66
Weighted-average number of common shares outstanding:
Basic	316.9	240.8	241.0
Diluted	318.5	241.8	242.1

Actual shares outstanding at year end	321.9	241.0	240.6
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2022	2021	2020
Net income	$3,522	$3,263	$2,534
Other comprehensive income:
Foreign currency translation adjustments	(224)	11	(24)
Income tax effect	(22)	(24)	22
	(246)	(13)	(2)

Pension and other postretirement benefit plans	(60)	33	(31)
Income tax effect	16	(10)	8
	(44)	23	(23)

Unrealized gain (loss) on cash flow hedges	325	(282)	17
Income tax effect	(80)	68	(5)
	245	(214)	12

Comprehensive income	3,477	3,059	2,521
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(25)	(24)	(14)
Less: comprehensive income attributable to redeemable noncontrolling interests	(249)	(215)	(181)
Comprehensive income attributable to S&P Global Inc.	$3,203	$2,820	$2,326
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,286	$6,497
Restricted cash	1	8
Short-term investments	14	11
Accounts receivable, net of allowance for doubtful accounts: 2022- $48 ; 2021 - $26	2,494	1,650
Prepaid and other current assets	574	323
Assets of businesses held for sale	1,298	321
Total current assets	5,667	8,810
Property and equipment:
Buildings and leasehold improvements	468	346
Equipment and furniture	688	515
Total property and equipment	1,156	861
Less: accumulated depreciation	(859)	(620)
Property and equipment, net	297	241
Right of use assets	423	426
Goodwill	34,545	3,506
Other intangible assets, net	18,306	1,285
Equity investments in unconsolidated subsidiaries	1,752	165
Asset for pension benefits	232	359
Other non-current assets	562	234
Total assets	$61,784	$15,026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$450	$205
Accrued compensation and contributions to retirement plans	753	607
Short-term debt	226	—
Income taxes currently payable	116	90
Unearned revenue	3,126	2,217
Other current liabilities	1,094	547
Liabilities of businesses held for sale	234	149
Total current liabilities	5,999	3,815
Long-term debt	10,730	4,114
Lease liabilities – non-current	577	492
Pension and other postretirement benefits	180	262
Deferred tax liability – non-current	4,065	147
Other non-current liabilities	489	660
Total liabilities	22,040	9,490
Redeemable noncontrolling interest	3,267	3,429
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2022 - 415 million shares; 2021 - 294 million shares	415	294
Additional paid-in capital	44,422	1,031
Retained income	17,784	15,017
Accumulated other comprehensive loss	(886)	(841)
Less: common stock in treasury - at cost: 2022 - 86 million shares; 2021- 53 million shares	(25,347)	(13,469)
Total equity – controlling interests	36,388	2,032
Total equity – noncontrolling interests	89	75
Total equity	36,477	2,107
Total liabilities and equity	$61,784	$15,026
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$3,522	$3,263	$2,534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	108	82	83
Amortization of intangibles	905	96	123
Provision for losses on accounts receivable	24	14	17
Deferred income taxes	(353)	13	(31)
Stock-based compensation	214	122	90
Gain on dispositions	(1,898)	(11)	(16)
Loss on extinguishment of debt, net	8	—	279
Lease impairment charges	132	31	120
Other	15	58	121
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	36	(144)	18
Prepaid and other current assets	(123)	(86)	(85)
Accounts payable and accrued expenses	43	38	132
Unearned revenue	37	198	220
Other current liabilities	(2)	(45)	(15)
Net change in prepaid/accrued income taxes	(135)	(36)	(2)
Net change in other assets and liabilities	70	5	(21)
Cash provided by operating activities	2,603	3,598	3,567
Investing Activities:
Capital expenditures	(89)	(35)	(76)
Acquisitions, net of cash acquired	210	(99)	(201)
Proceeds from dispositions	3,509	16	18
Changes in short-term investments	(2)	(2)	19
Cash provided by (used for) investing activities	3,628	(120)	(240)
Financing Activities:
Payments on short-term debt, net	(32)	—	—
Proceeds from issuance of senior notes, net	5,395	—	1,276
Payments on senior notes	(3,698)	—	(1,394)
Dividends paid to shareholders	(1,024)	(743)	(645)
Distributions to noncontrolling interest holders	(270)	(227)	(194)
Proceeds from noncontrolling interest holders	410	—	—
Repurchase of treasury shares	(12,004)	—	(1,164)
Exercise of stock options	7	13	16
Employee withholding tax on share-based payments	(110)	(56)	(61)
Cash used for financing activities	(11,326)	(1,013)	(2,166)
Effect of exchange rate changes on cash	(123)	(82)	75
Net change in cash, cash equivalents, and restricted cash	(5,218)	2,383	1,236
Cash, cash equivalents, and restricted cash at beginning of year	6,505	4,122	2,886
Cash, cash equivalents, and restricted cash at end of year	$1,287	$6,505	$4,122
Cash paid during the year for:
Interest	$240	$130	$159
Income taxes	$1,555	$883	$683
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$294	$903	$12,205	$(624)	$12,299	$479	$57	$536
Comprehensive income [1]			2,339	(13)		2,326	14	2,340
Dividends (Dividend declared per common share — $2.68 per share)			(645)			(645)	(11)	(656)
Share repurchases					1,164	(1,164)		(1,164)
Employee stock plans		43			(2)	45		45
Change in redemption value of redeemable noncontrolling interest			(532)			(532)		(532)
Other						—	2	2
Balance as of December 31, 2020	$294	$946	$13,367	$(637)	$13,461	$509	$62	$571
Comprehensive income [1]			3,024	(204)		2,820	24	2,844
Dividends (Dividend declared per common share — $3.08 per share)			(743)			(743)	(13)	(756)
Employee stock plans		85			8	77		77
Change in redemption value of redeemable noncontrolling interest			(631)			(631)		(631)
Other						—	2	2
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			3,248	(45)		3,203	25	3,228
Dividends (Dividend declared per common share — $3.32 per share)			(1,024)			(1,024)	(15)	(1,039)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(125)			11,878	(12,003)		(12,003)
Employee stock plans		114				114		114
Change in redemption value of redeemable noncontrolling interest			545			545		545
Adjustment to noncontrolling interest		(13)				(13)		(13)
Other			(2)			(2)	4	2
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
1     Excludes $249 million, $215 million and $181 million in 2022, 2021 and 2020, respectively, attributable to redeemable noncontrolling interest.

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations

S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; the automotive markets include manufacturers, suppliers, dealerships and service shops; and the engineering markets include engineers, builders, and architects.

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

On February 28, 2022, we completed the merger with IHS Markit Ltd (“IHS Markit”) by acquiring 100% of the IHS Markit common stock that was issued and outstanding as of the date of acquisition, and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the consolidated financial statements as of and for the year ended December 31, 2022 include the financial results of IHS Markit from the date of acquisition. The merger with IHS Markit, a world leader in critical information, analytics, and solutions for the major industries and markets that drive economies, brings together two world-class organizations with leading brands and capabilities across information services that will be uniquely positioned to serve, facilitate and power the markets of the future.

Revenue Recognition
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

Subscription revenue
Subscription revenue at Market Intelligence is primarily derived from distribution of data, valuation services, analytics, third party research, and credit ratings-related information through both feed and web-based channels. Subscription revenue at Market Intelligence also includes software and hosted product offerings which provide maintenance and continuous access to our platforms over the contract term. Subscription revenue at Commodity Insights is primarily from subscriptions to our market data and market insights (price assessments, market reports and commentary and analytics) along with other information products and software term licenses. Subscription revenue at Mobility is primarily derived from products that provide data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supply car makers and dealers with market reporting products, predictive analytics and marketing automation software; and support dealers with vehicle history reports, used car listings and service retention solutions. Subscription revenue at Mobility also include a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities. Subscription revenue at Indices is derived from the contracts for underlying data of our indexes to support our customers' management of index funds, portfolio analytics, and research. Subscription revenue at Engineering Solutions is primarily from subscriptions to our Product Design offerings providing standards, codes and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications.

For subscription products and services, we generally provide continuous access to dynamic data sets and analytics for a defined period, with revenue recognized ratably as our performance obligation to provide access to our data and analytics is progressively fulfilled over the stated term of the contract.
Non-transaction revenue
Non-transaction revenue at Ratings primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment revenue elimination of $169 million, $146 million and $137 million for the years ended December 31, 2022, 2021, and 2020 respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing conferences and events, and analytical services. Non-subscription revenue at Mobility include one-time transactional sales of data that are non-cyclical in nature — and that are usually tied to underlying business metrics such as vehicle manufacturers marketing spend or safety recall activity — as well as consulting and advisory services. Non-subscription revenue at Commodity Insights is primarily related to conference sponsorship, consulting engagements, events, and perpetual software licenses. Non-subscription revenue at Engineering Solutions is primarily from retail transaction and consulting services.

Asset-linked fees
Asset-linked fees at Indices are primarily related to royalties payments based on the value of assets under management in our customers exchange-traded funds and mutual funds.

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

Sales usage-based royalties
Sales usage-based royalty revenue at our Indices segment is primarily related to trading based fees from exchange-traded derivatives. Sales and usage-based royalty revenue at our Commodity Insights segment is primarily related to licensing of its proprietary market price data and price assessments to commodity exchanges.

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

Recurring variable revenue
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

Contract Assets
Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of December 31, 2022 and 2021, contract assets were $60 million and $9 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance for the year ended December 31, 2022 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $1.5 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.2 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $175 million and $137 million as of December 31, 2022 and December 31, 2021, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets.The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses in the consolidated statements of income.

We expense sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

Equity in Income on Unconsolidated Subsidiaries
The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes.

Other Income, net
The components of other income, net for the years ended December 31 are as follows:

(in millions)	2022	2021	2020
Other components of net periodic benefit cost	$(11)	$(45)	$(32)
Net (gain) loss from investments	(59)	(17)	1
Other income, net	$(70)	$(62)	$(31)
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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $1.3 billion and $6.5 billion as of December 31, 2022 and 2021, respectively. These investments are not subject to significant market risk.

Restricted cash
Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash. Restricted cash included in our consolidated balance sheets was $1 million and $8 million as of December 31, 2022 and December 31, 2021, respectively.

Short-term investments
Short-term investments are securities with original maturities greater than 90 days that are available for use in our operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit and mutual funds, are carried at fair value, which is estimated based on the net asset value of these investments. Interest and dividends are recorded in income when earned.
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

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross capitalized technology costs were $259 million and $216 million as of December 31, 2022 and 2021, respectively. Accumulated amortization of capitalized technology costs was $190 million and $173 million as of December 31, 2022 and 2021, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have foreign exchange forward contracts, cross currency and interest rate swaps that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $9.3 billion and $4.4 billion as of December 31, 2022 and 2021, respectively, and was estimated based on quoted market prices.

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

Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have six reporting units with goodwill that are evaluated for impairment.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2022, 2021 and 2020.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $177 million, $39 million and $29 million in advertising costs for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2023. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2022, we have approximately $10.1 billion of undistributed earnings of our foreign subsidiaries, of which $4.1 billion is reinvested indefinitely in our foreign operations.

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

Recent Accounting Standards

In March of 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to provide temporary optional expedients and exceptions to the current contract modifications and hedge accounting guidance in light of the expected market transition from London Interbank Offered Rate (“LIBOR”) to alternative rates. The new guidance provides optional expedients and exceptions to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity. In December of 2022, the FASB amended its guidance to defer the sunset date from December 31, 2022 to December 31, 2024. The Company may elect to adopt the amendments prospectively to transactions existing as of or entered into from the date of adoption through December 31, 2024. We do not expect this guidance to have a significant impact on our consolidated financial statements.

Reclassification
Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

Acquisitions

2023

On January 3, 2023, we completed the acquisition of ChartIQ, a premier charting provider for the financial services industry. ChartIQ is a professional grade charting solution that allows users to visualize data with a fully interactive web-based library that works seamlessly across web, mobile and desktop. It provides advanced capabilities including trade visualization, options analytics, technical analysis and more. Additionally, ChartIQ allows clients to visualize vendor-supplied data combined with their own proprietary content, alternative datasets or analytics. The acquisition will be part of our Market Intelligence segment and further enhance our S&P Capital IQ Pro platform, our digital investment solutions provider Markit Digital and other workflow solutions to provide the industry with leading visualization capabilities. The acquisition of ChartIQ is not material to our consolidated financial statements.

On January 4, 2023, we completed the acquisition of TruSight Solutions LLC (“TruSight”) a provider of third-party vendor risk assessments. The acquisition will be integrated into our Market Intelligence segment and further expand the breadth and depth of S&P Global’s third party vendor risk management solutions by offering high-quality validated assessment data to clients designed to reduce further the vendor due diligence burden on service providers to the financial services industry. The acquisition of TruSight is not material to our consolidated financial statements.

2022

On December 1, 2022, we completed the acquisition of the Shades of Green business from the Center for International Climate Research (“CICERO”), Norway's foremost institute for interdisciplinary climate research. The acquisition will be integrated into S&P Global Ratings and further expand the breadth and depth of its second party opinions (SPOs) offering. SPOs are independent assessments of a company's financing or framework's alignment with market standards and typically provided before any borrowing is raised. The acquisition of the Shades of Green business is not material to our consolidated financial statements.

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

The estimated fair value of the consideration transferred for IHS Markit was approximately $43.5 billion as of the merger date, which consisted of the following:

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

**Based on S&P Global's closing stock price on February 25, 2022.

Preliminary Allocation of Purchase Price

The merger with IHS Markit was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which $699 million is expected to be deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from duplicative overhead, streamlined operations and enhanced operational efficiency. The December 31, 2022 consolidated balance sheet includes the assets and liabilities of IHS Markit, which have been measured at fair value as of the acquisition date. The preliminary allocation of purchase price recorded for IHS Markit is as follows:

(in millions)	February 28, 2022
Assets acquired
Cash and cash equivalents	$310
Accounts receivable, net	968
Prepaid and other current assets	224
Assets of businesses held for sale	1,519
Property and equipment	118
Right of use assets	240
Goodwill	31,451
Other intangible assets	18,620
Equity investments in unconsolidated subsidiaries	1,644
Other non-current assets	54
Total assets acquired	$55,148
Liabilities assumed
Accounts payable	$174
Accrued compensation	90
Short-term debt	968
Unearned revenue	1,053
Other current liabilities	579
Liabilities of businesses held for sale	72
Long-term debt	4,191
Lease liabilities - non-current	231
Deferred tax liability - non-current	4,198
Other non-current liabilities	56
Total liabilities assumed	$11,612
Total consideration transferred	$43,536

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approaches, and are partially based on inputs that are unobservable. For intangible assets, these inputs include forecasted future cash flows, revenue growth rates, customer attrition rates and discount rates that require judgement and are subject to change. Differences between the preliminary estimates and final accounting could occur, and those differences could be material.

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for additional measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, deferred taxes and residual goodwill. The Company will complete the purchase price allocation in the first quarter of 2023.

Acquired Identifiable Intangible Assets

The following table sets forth preliminary estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in millions)	Fair Value	Weighted Average Useful Lives
Customer relationships	$13,596	25 years
Trade names and trademarks	1,469	14 years
Developed technology	1,043	10 years
Databases	2,512	12 years
Total Identified Intangible Assets	$18,620	21 years

Acquisition-Related Expenses

The Company incurred acquisition-related costs of $619 million related to the IHS Markit merger for the year ended December 31, 2022, and $249 million for the year ended December 31, 2021, respectively. These costs were included in selling and general expenses within the Company’s consolidated statements of income for the years ended December 31, 2022, and December 31, 2021, respectively.

Pro forma information
Since the acquisition date, the results of operations for IHS Markit of $3.799 billion of revenue and $659 million of operating profit for the year ended December 31, 2022, have been included within the accompanying consolidated statements of income.

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the years ended December 31, 2022 and December 31, 2021 as if the acquisition of IHS Markit had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of IHS Markit been completed on January 1, 2021. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition.

	Year ended December 31,
(in millions)	2022	2021
Revenue	$11,842	$12,382
Net income	$3,533	$4,137

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition.

2021

For the year ended December 31, 2021, we paid cash for acquisitions of $210 million, net of cash acquired, funded with cash from operations. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. Acquisitions completed during the year ended December 31, 2021 included:

•In December of 2021, as part of our Sustainable1 investments, we completed the acquisition of The Climate Service, Inc. (“TCS”), which has developed a climate risk analytics platform assisting corporates, investors and governments with assessing physical climate risks. Sustainable1 is S&P Global's single source of essential sustainability intelligence, bringing together S&P Global's resources and full product suite of data, benchmarking, analytics, evaluations and indices that provide customers with a 360-degree view to help achieve their sustainability goals. The acquisition added capabilities to S&P Global's leading portfolio of essential environmental, social, and governance (“ESG”) insights and solutions for its customers. Through this acquisition, S&P Global is able to offer its clients even more transparent, robust and comprehensive climate data, models and analytics. We accounted for the acquisition using the purchase method of accounting. The acquisition of The Climate Service, Inc. is not material to our consolidated financial statements.

For acquisitions during 2021 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, are being amortized over their anticipated useful lives between 3 and 5 years.

2020

For the year ended December 31, 2020, we paid cash for acquisitions of $201 million, net of cash acquired, funded with cash from operations. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. Acquisitions completed during the year ended December 31, 2020 included:

•In February of 2020, CRISIL, included within our Ratings segment, completed the acquisition of Greenwich Associates LLC (“Greenwich”), a leading provider of proprietary benchmarking data, analytics and qualitative, actionable insights that helps financial services firms worldwide measure and improve business performance. The acquisition complemented CRISIL's existing portfolio of products and expanded offerings to new segments across financial services including commercial banks and asset and wealth managers. We accounted for this acquisition using the purchase method of accounting. The acquisition of Greenwich is not material to our consolidated financial statements.

•In January of 2020, we completed the acquisition of the ESG Ratings Business from RobecoSAM, which includes the widely followed SAM* Corporate Sustainability Assessment, an annual evaluation of companies' sustainability practices. The acquisition bolstered our position as the premier resource for ESG insights and product solutions for our customers. Through this acquisition, we are able to offer our customers even more transparent, robust and comprehensive ESG solutions. We accounted for this acquisition using the purchase method of accounting. The acquisition of the ESG Ratings Business is not material to our consolidated financial statements.

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

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2022	2021	2020
Fair value of assets acquired	$54,944	$110	$219
Equity transferred	(43,536)	—	—
Cash acquired (paid), net	210	(99)	(201)
Liabilities assumed	$11,618	$11	$18

Divestitures

2023

On January 14, 2023, we entered into a securities and asset purchase agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) to sell our Engineering Solutions business for $975 million in cash, subject to customary purchase price adjustments. We currently anticipate the divestiture to result in after-tax proceeds of approximately $750 million, which proceeds are expected to be used for share repurchases. The agreement follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. The transaction, which is subject to receipt of required regulatory approvals and satisfying other customary closing conditions, is expected to close by the end of the second quarter of 2023.

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

During the year ended December 31, 2022, we completed the following dispositions that resulted in a pre-tax gain of $1.9 billion, which was included in Gain on dispositions in the consolidated statement of income:

•In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which is payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. The contingent payment is expected to be received in the first quarter of 2023. During the year ended December 31, 2022, we recorded a pre-tax gain of $505 million ($378 million after-tax) for the sale of LCD. During the year ended December 31, 2022, we recorded a pre-tax gain of $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Gain on dispositions in the consolidated statements of income.

•In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

•In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

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
•During the year ended December 31, 2021, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC (“SPIAS”), a business within our Market Intelligence segment, that occurred in July of 2019.
2020
During the year ended December 31, 2020, we completed the following dispositions that resulted in a pre-tax gain of $16 million, which was included in Gain on dispositions in the consolidated statement of income:

•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations (“IR”) webhosting business to Q4 Inc. (“Q4”). This alliance integrated Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence received a minority investment in Q4. During the year ended December 31, 2020, we recorded a pre-tax gain of $11 million ($6 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of IR.

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

The components of assets and liabilities held for sale in the consolidated balance sheet consist of the following:

(in millions)	Year ended December 31,
	2022 [1]	2021 [2]
Accounts Receivable, net	$88	$59
Goodwill	437	255
Other intangible assets, net	697	—
Other assets	76	7
Assets of businesses held for sale	$1,298	$321

Accounts payable and accrued expenses	$59	$11
Deferred tax liability	27	—
Unearned revenue	148	138
Liabilities of businesses held for sale	$234	$149
1 Assets and liabilities held for sale as of December 31, 2022 relate to Engineering Solutions.
2 Assets and liabilities held for sale as of December 31, 2021 relate to CGS and LCD.
The operating profit of our businesses that were held for sale or disposed of for the years ending December 31, 2022, 2021, and 2020 is as follows:

(in millions)	Year ended December 31,
	2022	2021	2020
Operating profit [1]	$71	$172	$162
1 The operating profit presented includes the revenue and recurring direct expenses associated with businesses held for sale. The year ended December 31, 2022 excludes pre-tax gains related to the sale LCD and a related family of leveraged loan indices of $505 million and $52 million, respectively. The year ended December 31, 2022 also excludes a a pre-tax gain of $1.3 billion related to the sale of CGS. The year ended December 31, 2021 excludes a pre-tax gain on the sale of SPIAS of $3 million. The year ended December 31, 2020 excludes a pre-tax gain on the sale of the IR webhosting business of $11 million.
3. Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.
The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Corporate	Total
Balance as of December 31, 2020	$2,071	$263	$527	$—	$376	$—	$498	$3,735
Acquisitions	—	—	—	—	—	—	54	54
Reclassifications [1]	(255)	—	—	—	—	—	—	(255)
Other [2]	(8)	(18)	(2)	—	—	—	—	(28)
Balance as of December 31, 2021	1,808	245	525	—	376	—	552	3,506
Acquisitions	16,556	22	5,009	8,695	1,023	437	—	31,742
Dispositions	(246)	—	—	—	—	—	—	(246)
Reclassifications [3]	—	—	—	—	—	(437)	—	(437)
Other [2]	(8)	(10)	(12)	—	—	—	10	(20)
Balance as of December 31, 2022	$18,110	$257	$5,522	$8,695	$1,399	$—	$562	$34,545
1Relates to CGS and LCD, which are classified as assets held for sale in our consolidated balance sheet as of December 31, 2021.
2Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2021 includes adjustments related to RobecoSAM.

3Relates to Engineering Solutions, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2022.

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.
Other Intangible Assets
Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $846 million as of December 31, 2022 and 2021.
•2022 and 2021 both include $380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.
•2022 and 2021 both include $185 million within our Market Intelligence segment for the SNL tradename.
•2022 and 2021 both include $132 million within our Indices segment for the balance of the IP rights in a family of indices derived from the S&P 500, solidifying Indices IP in and to the S&P 500 index family.
•2022 and 2021 both include $59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.
The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2020	$645	$139	$356	$55	$177	$1,372
Acquisitions	—	—	—	—	18	18
Other [1]	—	—	(1)	—	11	10
Balance as of December 31, 2021	645	139	355	55	206	1,400
Acquisitions	3,774	—	13,377	1,469	17	18,637
Dispositions	—	—	—	—	(5)	(5)
Reclassifications [2]	(476)	—	(257)	—	—	(733)
Other [1]	(2)	—	(8)	—	(4)	(14)
Balance as of December 31, 2022	$3,941	$139	$13,467	$1,524	$214	$19,285

Accumulated amortization
Balance as of December 31, 2020	$406	$139	$175	$50	$96	$866
Current year amortization	52	—	21	2	21	96
Reclassifications [3]	8	—	—	—	(8)	—
Other [1]	1	—	—	—	(2)	(1)
Balance as of December 31, 2021	467	139	196	52	107	961
Current year amortization	313	—	482	91	19	905
Reclassifications [2]	(13)	—	(22)	—	—	(35)
Other [1]	(2)	—	—	(1)	(3)	(6)
Balance as of December 31, 2022	$765	$139	$656	$142	$123	$1,825

Net definite-lived intangibles:
December 31, 2021	$178	$—	$159	$3	$99	$439
December 31, 2022	$3,176	$—	$12,811	$1,382	$91	$17,460
1Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2021 includes adjustments related to RobecoSAM.
2Relates to Engineering Solutions, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2022.
3The reclassification in 2021 is related to RobecoSAM.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 25 years. The weighted-average life of the intangible assets as of December 31, 2022 is approximately 21 years.

Amortization expense was $905 million, $96 million and $123 million for the years ended December 31, 2022, 2021 and 2020, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2023	2024	2025	2026	2027
Amortization expense	$1,029	$1,023	$1,007	$976	$960

4. Taxes on Income
Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2022	2021	2020
Domestic operations	$3,426	$2,874	$2,226
Foreign operations	1,276	1,290	1,002
Total income before taxes	$4,702	$4,164	$3,228

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2022	2021	2020
Federal:
Current	$928	$438	$349
Deferred	(185)	(9)	1
Total federal	743	429	350
Foreign:
Current	322	295	246
Deferred	(98)	23	(9)
Total foreign	224	318	237
State and local:
Current	265	153	111
Deferred	(52)	1	(4)
Total state and local	213	154	107
Total provision for taxes	$1,180	$901	$694

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.9	3.3	3.0
Divestitures	2.9	—	—
Foreign operations	(2.8)	(0.2)	(0.3)
Stock-based compensation	—	(0.8)	(0.7)
S&P Dow Jones Indices LLC joint venture	(1.1)	(1.1)	(1.2)
Tax credits and incentives	(1.3)	(2.3)	(2.2)
Other, net	2.5	1.7	1.9
Effective income tax rate	25.1%	21.6%	21.5%

The increase in the effective income tax rate in 2022 was primarily due to the tax charge on merger related divestitures. The increase in the effective income tax rate in 2021 was primarily due to a change in the mix of income by jurisdiction.

We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred. GILTI expense is included in Other, net above.

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2022	2021
Deferred tax assets:
Employee compensation	$100	$57
Accrued expenses	179	54
Postretirement benefits	27	28
Unearned revenue	67	74
Forward exchange contracts	—	71
Fixed Assets	49	—
Loss carryforwards	537	204
Lease liabilities	170	142
Other	126	32
Total deferred tax assets	1,255	662
Deferred tax liabilities:
Goodwill and intangible assets	(4,791)	(394)
Right of use asset	(100)	(101)
Postretirement benefits	(33)	(46)
Forward exchange contracts	(41)	—
Fixed assets	—	(6)
Total deferred tax liabilities	(4,965)	(547)
Net deferred income tax asset before valuation allowance	(3,710)	115
Valuation allowance	(274)	(206)
Net deferred income tax liability	$(3,984)	$(91)
Reported as:
Non-current deferred tax assets	$81	$56
Non-current deferred tax liabilities	(4,065)	(147)
Net deferred income tax liability	$(3,984)	$(91)

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses.

As of December 31, 2022, we have approximately $10.1 billion of undistributed earnings of our foreign subsidiaries, of which $4.1 billion is reinvested indefinitely in our foreign operations. We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $1,555 million in 2022, $883 million in 2021, and $683 million in 2020. As of December 31, 2022, we had net operating loss carryforwards of $1,301 million, of which a significant portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2022	2021	2020
Balance at beginning of year	$147	$121	$124
Additions based on tax positions related to the current year	28	35	24
Additions for tax positions of prior years	62	9	1
Reduction for tax positions of prior years	—	—	(13)
Reduction for settlements	—	(8)	(4)
Expiration of applicable statutes of limitations	(14)	(10)	(11)
Balance at end of year	$223	$147	$121

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2022, 2021 and 2020 was $223 million, $147 million and $121 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2022, the change in unrecognized tax benefits resulted in a net increase of tax expense of $52 million.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $20 million in the next twelve months as a result of the resolution of local tax examinations and expiration of applicable statutes of limitations. In addition to the unrecognized tax benefits, we had accrued interest and penalties associated with unrecognized tax benefits of $38 million and $24 million as of December 31, 2022 and 2021, respectively.

The U.S. federal income tax audits for 2018 through 2022 are in process. During 2022, we completed state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for the years before 2014. The impact to tax expense in 2022, 2021 and 2020 was not material.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2023. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2022	2021
4.125% Senior Notes, due 2023 [1]	$38	$—
3.625% Senior Notes, due 2024 [2]	48	—
4.75% Senior Notes, due 2025 [3]	4	—
4.0% Senior Notes, due 2025 [4]	—	696
4.0% Senior Notes, due 2026 [5]	3	—
2.95% Senior Notes, due 2027 [6]	496	496
2.45% Senior Notes, due 2027 [7]	1,237	—
4.75% Senior Notes, due 2028 [8]	823	—
4.25% Senior Notes, due 2029 [9]	1,029	—
2.5% Senior Notes, due 2029 [10]	497	496
2.70% Sustainability-Linked Senior Notes, due 2029 [11]	1,233	—
1.25% Senior Notes, due 2030 [12]	594	593
2.90% Senior Notes, due 2032 [13]	1,472	—
6.55% Senior Notes, due 2037 [14]	290	290
4.5% Senior Notes, due 2048 [15]	272	273
3.25% Senior Notes, due 2049 [16]	590	589
3.7% Senior Notes, due 2052 [17]	974	—
2.3% Senior Notes, due 2060 [18]	682	681
3.9% Senior Notes, due 2062 [19]	486	—
Commercial paper	188	—
Total debt	10,956	4,114
Less: short-term debt including current maturities	226	—
Long-term debt	$10,730	$4,114

1Interest payments are due semiannually on February 1 and August 1.
2Interest payments are due semiannually on May 1 and November 1.
3Interest payments are due semiannually on February 15 and August 15.
4We made a $287 million payment on the early retirement of our 4.0% senior notes in the second quarter of 2022.
5Interest payments are due semiannually on March 1 and September 1.
6Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2022, the unamortized debt discount and issuance costs total $4 million.
7Interest payments are due semiannually on March 1 and September 1, beginning on September 30, 2022, and as of December 31, 2022, the unamortized debt discount and issuance costs total $13 million.
8Interest payments are due semiannually on February 1 and August 1.
9Interest payments are due semiannually on May 1 and November 1.
10Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2022, the unamortized debt discount and issuance costs total $3 million.
11Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2022, the unamortized debt discount and issuance costs total $17 million.
12Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2022, the unamortized debt discount and issuance costs total $6 million.
13Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2022, the unamortized debt discount and issuance costs total $28 million.

14Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2022, the unamortized debt discount and issuance costs total $3 million.
15Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2022, the unamortized debt discount and issuance costs total $11 million.
16Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2022, the unamortized debt discount and issuance costs total $10 million.
17Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2022, the unamortized debt discount and issuance costs total $26 million.
18Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2022, the unamortized debt discount and issuance costs total $18 million.
19Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2022, the unamortized debt discount and issuance costs total $14 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2022: $38 million due in 2023, $48 million due in 2024, $4 million due in 2025; $3 million due in 2026; $1.7 billion amounts due in 2027; and $8.9 billion due thereafter.

The fair value of our total debt borrowings was $9.3 billion and $4.4 billion as of December 31, 2022 and December 31, 2021, respectively, and was estimated based on quoted market prices.

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

On March 2, 2022, we completed the offer (the “Exchange Offer”) to exchange outstanding notes issued by IHS Markit for new notes issued by us and fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC with the same interest rate, interest payment dates, maturity date and redemption terms as each corresponding series of exchange IHS Markit notes and cash. Of the approximately $4.6 billion in aggregate principal amount of IHS Markit's Senior Notes offered in the exchange, 96%, or approximately $4.5 billion, were tendered and accepted. The portion not exchanged, approximately $175 million, remains outstanding across seven series of Senior Notes issued by IHS Markit. The Exchange Offer was treated as a debt modification for accounting purposes resulting in a portion of the unamortized fair value adjustment of the IHS Markit Senior Notes allocated to the new debt issued by S&P Global on the settlement date of the exchange. See Note 2 — Acquisitions and Divestitures for additional information on the merger.

On March 18, 2022, we issued $1,250 million of 2.45% Senior Notes due 2027, $1,250 million of 2.7% Sustainability-Linked Senior Notes due 2029, $1,500 million of 2.9% Senior Notes due 2032, $1,000 million of 3.7% Senior Notes due 2052, and $500 million of 3.9% Senior Notes due 2062. The Notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In the first quarter of 2022, we used a portion of the net proceeds from the new debt issuance to fund the redemption and extinguishment of the outstanding principal amount of our 4.125% Senior Notes due 2023, 3.625% Senior Notes due 2024, and our 4.0% Senior Notes due 2026 which were former IHS Markit Notes that were exchanged to SPGI Notes as part of the Exchange Offer. In addition, we also used part of the net proceeds from the new debt issuance noted above to fund the early tender as well as a subsequent full redemption of our 5.0% Senior Notes due 2022 and the 4.750% Senior Notes due 2025, both of which were former IHS Markit Notes that were exchanged to SPGI Notes as part of the Exchange Offer, as well as our 4.0% Senior Notes due 2025. The majority of these transactions settled within the first quarter of 2022, however, given the timing of certain redemptions, a lesser portion of these settled in the second quarter of 2022, including the redemption and extinguishment of the $287 million outstanding principal amount on our 4.0% senior notes due in 2025, and a portion of the outstanding principal amounts of our 5.0% senior notes due in 2022 and our 4.75% senior notes due in 2025, of approximately $52 million and $247 million, respectively.

During the year ended December 31, 2022, we recognized an $8 million loss on extinguishment of debt. The year ended December 31, 2022 includes a $142 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, partially offset by a $134 million non-cash write-off related to the fair market value step up premium on extinguished debt.

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

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. On April 26, 2021, we entered into a revolving $1.5 billion five-year credit agreement that included an accordion feature which allowed the Company to increase the total commitments thereunder by up to an additional $500 million, subject to certain customary terms and conditions. On February 25, 2022, we exercised the accordion feature which increased the total commitments available under our credit facility from $1.5 billion to $2.0 billion. As of December 31, 2022 there was $188 million of commercial paper outstanding.

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

6.    Derivative Instruments
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2022 and December 31, 2021, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2022 and December 31, 2021, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the twelve months ended December 31, 2022, 2021 and 2020 we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of December 31, 2022 and 2021, the aggregate notional value of these outstanding forward contracts was $1.8 billion and $376 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in prepaid and other current assets was $5 million as of December 31, 2022 and 2021. The amount recorded in other current liabilities was $37 million as of December 31, 2022 and less than $1 million as of December 31, 2021. The amount recorded in selling and general expense for the twelve months ended December 31, 2022 and 2021 related to these contracts was a net loss $45 million and a net gain of $9 million, respectively.

Net Investment Hedges

During the twelve months ended December 31, 2021, we entered into cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion as of December 31, 2022 and 2021. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest expense of $31 million and net interest income of $20 million during the twelve months ended December 31, 2022 and 2021, respectively.

Cash Flow Hedges
Foreign Exchange Forward Contracts

During the twelve months ended December 31, 2022, 2021 and 2020, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the fourth quarter of 2024, 2023 and 2022, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of December 31, 2022, we estimate that $1 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of December 31, 2022 and December 31, 2021, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $529 million and $498 million, respectively.

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

As of December 31, 2022 and December 31, 2021, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $1.4 billion and $2.3 billion.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of December 31, 2022 and December 31, 2021:

(in millions)		December 31,	December 31,
Balance Sheet Location		2022	2021
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$3	$7
Other current liabilities	Foreign exchange forward contracts	$7	$—
Other non-current assets	Interest rate swap contracts	$145	$—
Other non-current liabilities	Interest rate swap contracts	$—	$270
Derivative designated as net investment hedges:
Other non-current assets	Cross currency swap	$84	$—
Other non-current liabilities	Cross currency swaps	$—	$17
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the years ended December 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2022	2021	2020		2022	2021	2020
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(8)	$(11)	$17	Revenue, Selling and general expenses	$(6)	$19	$2
Interest rate swap contracts	$333	$(270)	$—	Interest expense, net	$(4)	$—	$—
Net investment hedges- designated as hedging instruments
Cross currency swaps	$98	$84	$(97)	Interest expense, net	$(4)	$(5)	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2022	2021	2020
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$6	$14	$2
Change in fair value, net of tax	(11)	11	14
Reclassification into earnings, net of tax	5	(19)	(2)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$—	$6	$14

Interest rate swap contracts
Net unrealized losses on cash flow hedges, net of taxes, beginning of period	$(203)	$—	$—
Change in fair value, net of tax	247	(203)	—
Reclassification into earnings, net of tax	4	—	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$48	$(203)	$—

Net Investment Hedges
Net unrealized losses on net investment hedges, net of taxes, beginning of period	$(17)	$(81)	$(8)
Change in fair value, net of tax	69	59	(73)
Reclassification into earnings, net of tax	4	5	—
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$56	$(17)	$(81)

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

Benefit Obligation
A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2022 and 2021, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2022	2021	2022	2021
Net benefit obligation at beginning of year	$2,122	$2,220	$28	$36
Service cost	3	4	—	—
Interest cost	48	40	1	1
Plan participants’ contributions	—	—	—	2
Actuarial gain [1]	(636)	(55)	(6)	(2)
Gross benefits paid	(86)	(77)	(3)	(5)
Foreign currency effect	(44)	(10)	—	—
Other adjustments [2]	—	—	—	(4)
Net benefit obligation at end of year	1,407	2,122	20	28
Fair value of plan assets at beginning of year	2,231	2,243	6	9
Actual return on plan assets	(647)	58	1	—
Employer contributions	11	11	—	—
Plan participants’ contributions	—	—	—	2
Gross benefits paid	(86)	(77)	(2)	(5)
Foreign currency effect	(45)	(4)	—	—
Fair value of plan assets at end of year	1,464	2,231	5	6
Funded status	$57	$109	$(15)	$(22)
Amounts recognized in consolidated balance sheets:
Non-current assets	$232	$359	$—	$—
Current liabilities	(10)	(10)	—	—
Non-current liabilities	(165)	(240)	(15)	(22)
	$57	$109	$(15)	$(22)
Accumulated benefit obligation	$1,401	$2,110
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$175	$250
Accumulated benefit obligation	$168	$238
Fair value of plan assets	$—	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$400	$350	$(39)	$(36)
Prior service credit	—	2	(12)	(14)
Total recognized	$400	$352	$(51)	$(50)
1The increase in actuarial gain in 2022 compared to 2021 was primarily due to an increase in the discount rate.
2Relates to the impact of a plan amendment in 2021.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2022	2021	2020	2022	2021	2020
Service cost	$3	$4	$4	$—	$—	$—
Interest cost	48	40	52	1	1	1
Expected return on assets	(87)	(104)	(102)	—	—	—
Amortization of:
Actuarial loss (gain)	15	21	17	(2)	(2)	(2)
Prior service credit	—	—	—	(2)	(1)	(1)
Net periodic benefit cost	(21)	(39)	(29)	(3)	(2)	(2)
Settlement charge [1]	13	3	3	—	—	—
Total net periodic benefit cost	$(8)	$(36)	$(26)	$(3)	$(2)	$(2)
1During the years ended December 31, 2022, 2021, and 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of non-cash pre-tax settlement charges of $13 million for 2022 and $3 million for 2021 and 2020.

Our U.K. retirement plan accounted for a benefit of $6 million in 2022, $22 million in 2021 and $17 million in 2020 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2022	2021	2020	2022	2021	2020
Net actuarial loss (gain)	$67	$(6)	$28	$(3)	$(1)	$1
Recognized actuarial (gain) loss	(12)	(15)	(9)	1	1	2
Prior service cost	—	—	—	1	(1)	1
Settlement charge [1]	(10)	(2)	(2)	—	—	—
Total recognized	$45	$(23)	$17	$(1)	$(1)	$4

1During the years ended December 31, 2022, 2021, and 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of non-cash pre-tax settlement charges of $13 million for 2022 and $3 million for 2021 and 2020.
The total cost for our retirement plans was $124 million for 2022, $93 million for 2021 and $91 million for 2020. Included in the total retirement plans cost are defined contribution plans cost of $88 million for 2022, $86 million for 2021 and $80 million for 2020.

Assumptions

	Retirement Plans			Postretirement Plans
	2022	2021	2020	2022	2021	2020
Benefit obligation:
Discount rate [2]	5.63%	3.05%	2.75%	5.52%	2.72%	2.20%
Net periodic cost:
Weighted-average healthcare cost rate [1]				N/A	N/A	6.00%
Discount rate - U.S. plan [2]	3.05%	2.75%	3.45%	2.72%	2.20%	3.08%
Discount rate - U.K. plan [2]	1.87%	1.36%	1.92%
Return on assets [3]	4.00%	5.00%	5.50%
1The health care cost trend rate no longer applies since all subsidized benefits subject to trend were eliminated in 2021.

2Effective January 1, 2022, we changed our discount rate assumption on our U.S. retirement plans to 3.05% from 2.75% in 2021 and changed our discount rate assumption on our U.K. plan to 1.87% from 1.36% in 2021.
3The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2023, our return on assets assumption for the U.S. plan was increased to 6.00% from 4.00% and the U.K. plan was increased to 5.50% from 5.00%.

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

Expected employer contributions in 2023 are $10 million and $3 million for our retirement and postretirement plans, respectively. In 2023, we may elect to make non-required contributions depending on investment performance and the pension plan status.

Information about the expected cash flows for our retirement and postretirement plans is as follows:

(in millions)	Retirement Plans [1]	Postretirement Plans [2]
2023	$71	3
2024	74	3
2025	77	2
2026	80	2
2027	83	2
2028-2032	453	7
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

The fair value of our defined benefit plans assets as of December 31, 2022 and 2021, by asset class is as follows:

(in millions)	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$5	$5	$—	$—
Equities:
U.S. indexes [1]	6	6	—	—
Fixed income:
Long duration strategy [2]	1,007	—	1,007	—
Intermediate duration securities	38	—	38	—
Real Estate:
U.K. [3]	34	—	—	34
Infrastructure:
U.K. [4]	81	—	81	—
Total	$1,171	$11	$1,126	$34
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [5]	$293
Total	$1,464

(in millions)	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$6	$6	$—	$—
Equities:
U.S. indexes [1]	6	6	—	—
Fixed income:
Long duration strategy [2]	1,376	—	1,376	—
Intermediate duration securities	59	—	59	—
Real Estate:
U.K. [3]	44	—	—	44
Infrastructure:
U.K. [4]	81	—	81	—
Total	$1,572	$12	$1,516	$44
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [5]	$659
Total	$2,231
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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs:

(in millions)	Level 3
Balance as of December 31, 2021	$44
Distributions	(2)
Gain (loss)	(8)
Balance as of December 31, 2022	$34

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.
•The U.S. pension trust had assets of $1,185 million and $1,600 million as of December 31, 2022 and 2021 respectively, and the target allocations in 2022 include 90% fixed income, 5% domestic equities, 3% international equities and 2% cash and cash equivalents. The year-on-year decline in U.S. pension trust assets is primarily attributable to lower valuations on the plan's U.S. long duration fixed income securities largely driven by increases to the U.S. Central Bank's interest rates.
•The U.K. pension trust had assets of $279 million and $631 million as of December 31, 2022 and 2021, respectively, and the target allocations in 2022 include 39% fixed income, 29% infrastructure, 14% equities, 13% real estate and 5% diversified growth funds. The year-over-year reduction in U.K. plan assets is primarily driven by lower valuation of the investment portfolio including a mix of fixed income and growth assets driven by higher interest rates and challenging U.K. economic environment for growth assets.

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

U.S. Defined Contribution Plan

Assets of the defined contribution plan in the U.S. consist primarily of investment options, which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plan purchased 67,248 shares and sold 60,473 shares of S&P Global Inc. common stock in 2022 and purchased 107,651 shares and sold 160,415 shares of S&P Global Inc. common stock in 2021. The plan held approximately 1.2 million shares of S&P Global Inc. common stock as of December 31, 2022 and 2021, respectively, with market values of $402 million and $567 million, respectively. The plan received dividends on S&P Global Inc. common stock of $4.0 million and $3.8 million during the years ended December 31, 2022 and December 31, 2021, respectively.

8. Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan. No further awards may be granted under the 2002 Employee Stock Incentive Plan (the “2002 Plan”), although awards granted under the 2002 Plan prior to the adoption of the new 2019 Plan in June of 2019 remain outstanding in accordance with their terms.
•2019 Employee Stock Incentive Plan (the “2019 Plan”) – The 2019 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock-based awards.
•Director Deferred Stock Ownership Plan (the “Director Plan”) – Under the Director Plan, common stock reserved may be credited to deferred stock accounts for eligible non-employee members of the Board of Directors. In general, the plan requires that 50% of eligible Directors’ annual compensation and dividend equivalents be credited to deferred stock accounts. Each Director may also elect to defer all or a portion of the remaining compensation and have an equivalent number of shares credited to their deferred stock account. Recipients under this plan are not required to provide consideration to us other than rendering service. Shares will be delivered as of the date a recipient ceases to be a member of the Board of Directors or within five years thereafter, if so elected. The plan will remain in effect until terminated by the Board of Directors or until no shares of stock remain available under the plan.

•2014 Equity Incentive Award Plan and the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (the “IHS Markit’s equity plans”) – In connection with the merger with IHS Markit, we assumed the outstanding restricted stock units, performance-based restricted stock units, deferred stock units, and stock options granted under IHS Markit’s equity plans, converted using the 0.2838 merger exchange ratio. From the merger date, no additional awards under these plans may be granted; however, the outstanding awards that were converted at the merger date continue to vest in accordance with the terms of the merger agreement.

The number of common shares reserved for issuance under the 2019 Plan are as follows:

(in millions)	December 31,
	2022	2021
Shares available for granting [1]	19.3	19.5
Options outstanding	0.2	0.3
Total shares reserved for issuance	19.5	19.8
1 Shares reserved for issuance under the Director Plan are less than 1.0 million at both December 31, 2022 and 2021.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock other stock-based awards. To offset the dilutive effect of our equity compensation plans, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2022	2021	2020
Stock option expense	$—	$—	$—
Restricted stock and other stock-based awards expense	214	122	90
Total stock-based compensation expense	$214	$122	$90

Tax benefit	$38	$20	$15

Stock Options

Stock options may not be granted at a price less than the fair market value of our common stock on the date of grant. Stock options granted vest over a four-year service period and have a maximum term of 10 years. Stock option compensation costs are recognized from the date of grant, utilizing a four-year graded vesting method. Under this method, more than half of the costs are recognized over the first twelve months, approximately one-quarter of the costs are recognized over a twenty-four month period starting from the date of grant, approximately one-tenth of the costs are recognized over a thirty-six month period starting from the date of grant, and the remaining costs are recognized over a forty-eight month period starting from the date of grant.

There were no stock options granted in 2022, 2021, and 2020.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2021	0.3	$67.14
Assumed [1]	—	$97.29
Exercised	(0.1)	$80.88
Options outstanding as of December 31, 2022	0.2	$68.02	1.01	$67
Options exercisable as of December 31, 2022	0.2	$68.02	1.01	$67
1 There are less than 0.1 million options that were assumed as part of the merger with IHS Markit.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2022	2021	2020
Net cash proceeds from the exercise of stock options	$7	$13	$16
Total intrinsic value of stock option exercises	$13	$41	$60
Income tax benefit realized from stock option exercises	$4	$11	$13

Restricted Stock and Other Stock-Based Awards

Restricted stock and other stock-based awards (performance and non-performance) have been granted under the 2002 Plan and 2019 Plan. Performance unit awards only vest if we achieve certain financial goals over the performance period. Restricted stock non-performance awards have various vesting periods (generally three years). Recipients of restricted stock and unit awards are not required to provide consideration to us other than rendering service.

The stock-based compensation expense for restricted stock and other stock-based awards is determined based on the market price of our stock at the grant date of the award applied to the total number of awards that are anticipated to fully vest. For performance awards, adjustments are made to expense consistent with the expected percent achievement of the performance goals.

Restricted stock and other stock-based award activity is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Balance as of December 31, 2021	0.5	$299.28
Assumed	0.9	$380.89
Granted	0.7	$384.65
Vested	(0.4)	$355.82
Forfeited	(0.1)	$372.36
Balance as of December 31, 2022	1.6	$364.50
Total unrecognized compensation expense related to restricted awards	$132
Weighted-average years to be recognized over	1.5

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant-date fair value per award	$384.65	$296.49	$232.92
Total fair value of restricted stock and other stock-based awards vested	$146	$243	$134
Tax benefit relating to restricted award activity	$30	$48	$26

9. Equity
Capital Stock
Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.
On January 25, 2023, the Board of Directors approved an increase in the dividends for 2023 to a quarterly common stock dividend of $0.90 per share.

	Year Ended December 31,
	2022	2021	2020
Annualized dividend rate [1]	$3.32	$3.08	$2.68
Dividends paid (in millions)	$1,024	$743	$645
1 The quarterly dividend rate was $0.77 per share in the first quarter of 2022 and increased to $0.85 per share beginning in the second quarter of 2022. The quarterly dividend rate was $0.77 per share and $0.67 per share for the years ended December 31 2021 and 2020, respectively.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2022, 27.2 million shares remained available under the 2022 Repurchase Program and the 2020 and 2013 repurchase programs were completed. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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

The terms of each ASR agreement entered into for the years ended December 31, 2022, 2021 and 2020, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
December 2, 2022 [1]		2.4	—	2.4	$—	$1,000
August 9, 2022 [2]	October 25, 2022	5.8	1.6	7.4	$337.94	$2,500
May 13, 2022 [3]	August 2, 2022	3.8	0.6	4.4	$343.85	$1,500
March 1, 2022 [4]	August 9, 2022	15.2	4.1	19.3	$362.03	$7,000
February 11, 2020 [5]	July 27, 2020	1.3	0.4	1.7	$292.13	$500
February 11, 2020 [6]	July 27, 2020	1.4	0.3	1.7	$292.13	$500

1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and initially received shares valued at 87.5% of the $1 billion at a price equal to the market price of the Company's common stock on December 2, 2022 when the Company received an initial delivery of 2.4 million shares from the ASR program. We completed the ASR agreement on February 3, 2023 and received an additional 0.4 million shares. We repurchased a total of 2.8 million shares under the ASR agreement for an average purchase price $350.74 per share. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $2.5 billion and initially received shares valued at 87.5% of the $2.5 billion at a price equal to the market price of the Company's common stock on August 9, 2022 when the Company received an initial delivery of 5.8 million shares from the ASR program. We completed the ASR agreement on October 25, 2022 and received an additional 1.6 million shares. The ASR agreement was executed under our 2022 and 2020 Repurchase Program.
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
5 The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of 1.3 million shares and an additional amount of 0.2 million in February 2020, representing a minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on July 27, 2020 and received an additional 0.2 million shares. The ASR agreement was executed under our 2013 Repurchase Program.
6 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 1.4 million shares, representing 85% of the $500 at a price equal to the then market price of the Company. We completed the ASR agreement on July 27, 2020 and received an additional 0.3 million shares. The ASR agreement was executed under our 2013 Repurchase Program.

Additionally, during the year ended December 31, 2020, we purchased shares of our common stock in the open market as follows:

(in millions, except average price)
Year Ended	Total number of shares purchased	Average price paid per share	Total cash utilized
December 31, 2020	0.5	$295.40	$161

During the year ended December 31, 2022, we purchased a total of 33.5 million shares for $12.0 billion of cash. During the year ended December 31, 2021, we did not use cash to purchase any shares. During the year ended December 31, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares.

Redeemable Noncontrolling Interests

The agreement with the minority partners that own 27% of our S&P Dow Jones Indices LLC joint venture contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, CME Group and CME Group Index Services LLC (“CGIS”) has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2022 were as follows:

(in millions)
Balance as of December 31, 2021	$3,429
Net income attributable to redeemable noncontrolling interest	249
Equity contribution from redeemable noncontrolling intrerest	410
Distributions to noncontrolling interest	(278)
Redemption value adjustment	(545)
Other [1]	2
Balance as of December 31, 2022	$3,267

1 Relates to foreign currency translation adjustments

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

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2022:

(in millions)	Foreign Currency Translation Adjustments [1,3]	Pension and Postretirement Benefit Plans [2]		Unrealized Gain (Loss) on Cash Flow Hedges [3]		Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(336)	$(305)		$(200)		$(841)
Other comprehensive (loss) income before reclassifications	(250)	(53)		236		(67)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	4	9	2	9	3	22
Net other comprehensive gain (loss) income	(246)	(44)		245		(45)
Balance as of December 31, 2022	$(582)	$(349)		$45		$(886)
1Includes an unrealized gain related to our cross currency swaps. See note 6 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $2 million for the year ended December 31, 2022. See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2022	2021	2020
Amount attributable to S&P Global Inc. common shareholders:
Net income	$3,248	$3,024	$2,339

Basic weighted-average number of common shares outstanding	316.9	240.8	241.0
Effect of stock options and other dilutive securities	1.6	1.0	1.1
Diluted weighted-average number of common shares outstanding	318.5	241.8	242.1

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$10.25	$12.56	$9.71
Diluted	$10.20	$12.51	$9.66

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. As of December 31, 2022, 2021 and 2020, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million as of December 31, 2022, 0.5 million as of December 31, 2021 and 0.4 million as of December 31, 2020, respectively, were excluded.

11. Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2022 and 2021 restructuring plans consisted of company-wide workforce reductions of approximately 1,440 and 30 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2022 by segment is as follows:

	2022 Restructuring Plan		2021 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$86	$59	$3	$2
Ratings	26	17	3	2
Commodity Insights	45	25	—	—
Mobility	2	2	—	—
Indices	13	11	—	—
Engineering Solutions	2	1	—	—
Corporate	109	49	13	6
Total	$283	$164	$19	$10

For the year ended December 31, 2022, we recorded a pre-tax restructuring charge of $283 million primarily related to employee severance charges for the 2022 restructuring plan and have reduced the reserve by $119 million. For the year ended December 31, 2022, we have reduced the reserve for the 2021 restructuring plan by $9 million. The reductions primarily related to cash payments for employee severance charges.

12. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have six reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility, Indices, and Engineering Solutions.

Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other income, net, interest expense, net, or loss on extinguishment of debt as these are amounts that do not affect the operating results of our reportable segments. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

A summary of operating results for the years ended December 31 is as follows:

Revenue
(in millions)	2022	2021	2020
Market Intelligence	$3,811	$2,185	$2,046
Ratings	3,050	4,097	3,606
Commodity Insights	1,685	1,012	938
Mobility	1,142	—	—
Indices	1,339	1,149	989
Engineering Solutions	323	—	—
Intersegment elimination [1]	(169)	(146)	(137)
Total revenue	$11,181	$8,297	$7,442

Operating Profit
(in millions)	2022	2021	2020
Market Intelligence [2]	$2,488	$676	$569
Ratings [3]	1,672	2,629	2,223
Commodity Insights [4]	591	544	478
Mobility [5]	213	—	—
Indices [6]	927	798	666
Engineering Solutions [7]	15	—	—
Total reportable segments	5,906	4,647	3,936
Corporate Unallocated expense [8]	(989)	(426)	(319)
Equity in Income on unconsolidated subsidiaries [9]	27	—	—
Total operating profit	$4,944	$4,221	$3,617
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for the year ended December 31, 2022 includes a gain on dispositions of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. Operating profit for the year ended December 31, 2021 includes employee severance charges of $3 million, a gain on disposition of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. Operating profit for the year ended December 31, 2020 includes employee severance charges of $27 million, a gain on dispositions of $12 million and lease-related costs of $3 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $474 million, $65 million, and $76 million for the years ended December 31, 2022, 2021, and 2020, respectively.
3Operating profit for the year ended December 31, 2022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. Operating profit for the year ended December 31, 2021 includes a gain on disposition of $6 million, recovery of lease-related costs of $4 million and employee severance charges of $3 million. Operating profit for the year ended December 31, 2020 includes a technology-related impairment charge of $11 million, lease-related costs of $5 million and employee severance charges of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $7 million, $10 million and $7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
4Operating profit for the year ended December 31, 2022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. Operating profit for the year ended December 31, 2021 includes recovery of lease-related costs of $2 million. Operating profit for the year ended December 31, 2020 includes severance charges of $11 million and lease-related costs of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $111 million, $8 million, and $9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
5Operating profit for the year ended December 31, 2022 includes an acquisition-related benefit of $14 million, employee severance charges of $4 million, IHS Markit merger costs of $3 million and amortization of intangibles from acquisitions of $241 million.
6Operating profit for the year ended December 31, 2022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. Operating profit for the year ended December 31, 2021 includes recovery of lease-related costs of $1 million. Operating profit for the year ended December 31, 2020 includes employee severance charges of $5 million, a lease impairment charge of $4 million, a technology-related impairment charge of $2 million and lease-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $31 million, $6 million, and $6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
7Operating profit for the year ended December 31, 2022 includes employee severance charges of $4 million and amortization of intangibles from acquisitions of $35 million.
8Corporate Unallocated expense for the year ended December 31, 2022 includes IHS Markit merger costs of $553 million, a S&P Foundation grant of $200 million, employee severance charges of $107 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, acquisition-related costs of $8 million, lease impairments of $5 million and an asset write-off of $3 million. Corporate Unallocated expense for the year ended December 31, 2021 includes IHS Markit merger costs of $249 million, employee severance charges of $13 million, lease-related costs of $4 million, a lease impairment of $3 million, Kensho retention related expenses of $2 million, acquisition-related costs of $2 million and a gain on disposition of $2 million. Corporate Unallocated expense for the year ended December 31, 2020 includes lease impairments of $116 million, IHS Markit merger costs of $24 million, employee severance charges of $19 million, Kensho retention related expense of $12 million and a gain related to an acquisition of $1 million. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $4 million, $7 million, and $26 million for the years ended December 31, 2022, 2021, and 2020, respectively.
9Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $55 million for the year ended December 31, 2022.

The following table presents our revenue disaggregated by revenue type for the years ended December 31:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2022[1]
Subscription	$3,263	$—	$1,492	$888	$258	$300	$—	$6,201
Non-subscription / Transaction	163	1,241	126	254	—	23	—	1,807
Non-transaction	—	1,809	—	—	—	—	(169)	1,640
Asset-linked fees	—	—	—	—	862	—	—	862
Sales usage-based royalties	—	—	67	—	219	—	—	286
Recurring variable	385	—	—	—	—	—	—	385
Total revenue	$3,811	$3,050	$1,685	$1,142	$1,339	$323	$(169)	$11,181

Timing of revenue recognition
Services transferred at a point in time	$163	$1,241	$126	$254	$—	$23	$—	$1,807
Services transferred over time	3,648	1,809	1,559	888	1,339	300	(169)	9,374
Total revenue	$3,811	$3,050	$1,685	$1,142	$1,339	$323	$(169)	$11,181

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

		2021[2]
Subscription	$2,131	$—	$933	$—	$191	$—	$—	$3,255
Non-subscription / Transaction	54	2,253	13	—	—	—	—	2,320
Non-transaction	—	1,844	—	—	—	—	(146)	1,698
Asset-linked fees	—	—	—	—	800	—	—	800
Sales usage-based royalties	—	—	66	—	158	—	—	224
Total revenue	$2,185	$4,097	$1,012	$—	$1,149	$—	$(146)	$8,297

Timing of revenue recognition
Services transferred at a point in time	$54	$2,253	$13	$—	$—	$—	$—	$2,320
Services transferred over time	2,131	1,844	999	—	1,149	—	(146)	5,977
Total revenue	$2,185	$4,097	$1,012	$—	$1,149	$—	$(146)	$8,297

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

		2020[2]
Subscription	$1,991	$—	$869	$—	$177	$—	$—	$3,037
Non-subscription / Transaction	54	1,969	7	—	—	—	—	2,030
Non-transaction	—	1,637	—	—	—	—	(137)	1,500
Asset-linked fees	1	—	—	—	647	—	—	648
Sales usage-based royalties	—	—	62	—	165	—	—	227
Total revenue	$2,046	$3,606	$938	$—	$989	$—	$(137)	$7,442

Timing of revenue recognition
Services transferred at a point in time	$54	$1,969	$7	$—	$—	$—	$—	$2,030
Services transferred over time	1,992	1,637	931	—	989	—	(137)	5,412
Total revenue	$2,046	$3,606	$938	$—	$989	$—	$(137)	$7,442
1    Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In the first quarter of 2022, the Market Intelligence Commodities business was transferred to the Commodity Insights segment and prior-year amounts have been reclassified to conform with current presentation.

Segment information for the years ended December 31 is as follows:

(in millions)	Depreciation & Amortization			Capital Expenditures
	2022	2021	2020	2022	2021	2020
Market Intelligence	$509	$91	$101	$43	$12	$28
Ratings	46	46	40	23	18	33
Commodity Insights	115	12	17	4	2	7
Mobility	248	—	—	6	—	—
Indices	39	10	9	2	2	4
Engineering Solutions	35	—	—	4	—	—
Total reportable segments	992	159	167	82	34	72
Corporate	21	19	39	7	1	4
Total	$1,013	$178	$206	$89	$35	$76

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2022	2021
Market Intelligence	$29,852	$3,368
Ratings	1,039	1,248
Commodity Insights	8,781	891
Mobility	13,416	—
Indices	3,271	1,501
Engineering Solutions	—	—
Total reportable segments	56,359	7,008
Corporate [1]	4,127	7,697
Assets of businesses held for sale [2]	1,298	321
Total	$61,784	$15,026
1Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, assets for pension benefits and deferred income taxes.
2Includes Engineering Solutions as of December 31, 2022 and CGS and LCD as of December 31, 2021. See Note 2 – Acquisitions and Divestitures for further discussion.

We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2022	2021	2020	2022	2021
U.S.	$6,653	$5,012	$4,504	$13,539	$4,733
European region	2,597	1,995	1,769	39,007	463
Asia	1,246	874	782	76	85
Rest of the world	685	416	387	595	42
Total	$11,181	$8,297	$7,442	$53,217	$5,323

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2022	2021	2020	2022	2021
U.S.	60%	60%	61%	26%	89%
European region	23	24	24	73	9
Asia	11	11	10	—	2
Rest of the world	6	5	5	1	—
Total	100%	100%	100%	100%	100%

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
During the years ended December 31, 2022, 2021 and 2020, we recorded a pre-tax impairment charge of $132 million, $31 million and $120 million, respectively, related to the impairment and abandonment of operating lease related ROU assets. The pre-tax impairment charge recorded during the year ended December 31, 2022 was primarily associated with reductions in the anticipated sublease income on vacated leased facilities following the deterioration of local market conditions and consolidating our real estate facilities following the merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of December 31, 2022 and 2021:

(in millions)		2022	2021
Balance Sheet Location
Assets
Right of use assets	Lease right-of-use assets	$423	$426
Liabilities
Other current liabilities	Current lease liabilities	118	96
Lease liabilities — non-current	Non-current lease liabilities	577	492

The components of lease expense for the years ended December 31 are as follows:

(in millions)	2022	2021	2020
Operating lease cost	$147	$124	$144
Sublease income	(5)	(2)	(6)
Total lease cost	$142	$122	$138

Supplemental information related to leases for the years ended December 31 are as follows:

(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	159	127	137

Right of use assets obtained in exchange for lease obligations
Operating leases	6	29	8

Weighted-average remaining lease term and discount rate for our operating leases as of December 31 are as follows:

	2022	2021
Weighted-average remaining lease term (years)	6.6	8.3
Weighted-average discount rate	3.17%	3.59%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2023	$138
2024	114
2025	102
2026	88
2027	82
2028 and beyond	261
Total undiscounted lease payments	$785
Less: Imputed interest	90
Present value of lease liabilities	$695

Related Party Agreement

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2022, 2021 and 2020, S&P Dow Jones Indices LLC earned $170 million, $139 million and $149 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal & Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often subjected to government and regulatory proceedings, investigations and inquiries.

On November 14, 2022, S&P Global Ratings reached a settlement with the SEC to resolve an SEC investigation into violations of Section 15E of the Exchange Act and Rule 17g-5(c)(8) thereunder involving the ratings assigned to a single residential mortgage-backed securities transaction in 2017. The investigation was previously disclosed. S&P Global Ratings did not admit or deny the SEC’s allegations. In the SEC’s order, the SEC acknowledged S&P Global Ratings’ remedial acts and its cooperation with the SEC staff. As part of the resolution, the Company agreed to pay a penalty of $2.5 million that was previously reserved for in 2021.

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

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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
3.Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2022. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
4.Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2022, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 71, 72, 73 and 74 of this Annual Report on Form 10-K.

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

During 2022, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During 2022, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.
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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2023 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2023 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2023 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on June 13, 2022.

Item 11. Executive Compensation

Information about director and executive officer compensation required by this Item 11, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2023 Proxy Statement under the captions “2022 Director

Compensation,” “Board of Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details information about our equity compensation plans as of December 31, 2022:

	Equity Compensation Plans’ Information
	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,892,751	1	$68.02	2	19,273,789	3,4
Equity compensation plans not approved by security holders	—		$—		—
Total	1,892,751		$68.02		19,273,789
1Includes shares to be issued upon exercise of outstanding options, restricted stock units, performance stock units and director deferred phantom stock units under our equity compensation plans. The number of performance stock unit awards is based on the target number of units granted.
2Restricted stock units, performance stock units and director deferred phantom stock units do not have an exercise price and are delivered without any payment or consideration other than service.
3Included in this number are 493,000 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 18,780,789 shares are reserved for issuance under the 2019 Stock Incentive Plan (the “2019 Plan”) for performance stock, restricted stock, other stock-based awards, stock options and stock appreciation rights.
4Under the terms of the 2019 Plan, shares subject to an award or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2019 Plan by one share for each such share granted or paid.

The 2019 Plan is also governed by certain share recapture provisions. Only shares underlying awards granted under the 2019 Plan that are forfeited, expired, cancelled, terminated, settled in cash or property other than shares, or otherwise not distributable, are added back to the shares available for issuance. Shares withheld to satisfy the exercise price of an award or to satisfy any required tax withholding obligations, or that are repurchased by the Company with option proceeds are not added back to the shares available for issuance.

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2022, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2023 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Income for the three years ended December 31, 2022
•Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Cash Flows for the three years ended December 31, 2022
•Consolidated Statements of Equity for the three years ended December 31, 2022
•Notes to the Consolidated Financial Statements

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

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2022
Allowance for doubtful accounts	$26	$58	$(36)	$48

Year ended December 31, 2021
Allowance for doubtful accounts	$30	$14	$(18)	$26

Year ended December 31, 2020
Allowance for doubtful accounts	$34	$24	$(28)	$30
1Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Exhibit Number	Exhibit Index

(2.1)
Agreement and Plan of Merger, dated as of July 24, 2015, among the Company, Venus Sub LLC, SNL Financial LC and New Mountain Partners III (AIV-C), L.P., incorporated by reference from the Registrant’s Form 8-K filed on July 29, 2015.

(2.2)
Agreement and Plan of Merger, dated as of November 29, 2020, by and among S&P Global Inc., IHS Markit Ltd. and Sapphire Subsidiary, Ltd., incorporated by reference from Registrant’s Form 8-K filed November 30, 2020.**

(2.3)
Amendment No. 1 to Agreement and Plan of Merger by and among S&P Global Inc., Sapphire Subsidiary, Ltd., and IHS Markit Ltd. dated as of January 20, 2021, incorporated by reference from the Registrant's Form S-4/A filed January 20, 2021.

(2.4)
Asset Purchase Agreement, by and between S&P Global Inc. and Factset Research Systems Inc., dated as of December 24, 2021, incorporated by reference from the Registrant's Form 10-K filed February 8, 2022.**

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

(4.3)
Indenture dated as of May 26, 2015, among the Company, Standard & Poor's Financial Services LLC and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2015.

(4.4)
First Supplemental Indenture dated as of May 26, 2015, among the Company, Standard & Poor's Financial Services LLC and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2015.

(4.5)
Second Supplemental Indenture dated as of August 18, 2015, among the Company, Standard & Poor’s Financial Services LLC and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant’s Form 8-K filed on August 18, 2015.

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

(4.10)
Seventh Supplemental Indenture dated as of March 2, 2022, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(4.11)
Eighth Supplemental Indenture dated as of March 18, 2022, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on March 18, 2022.

(4.12)	Form of 6.550% Senior Note due 2037, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2019.

(4.13)	Form of 4.000% Senior Note due 2025, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.14)	Form of 2.950% Senior Note due 2027, incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(4.15)	Form of 4.500% Senior Note due 2048 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed May 17, 2018.

(4.16)	Form of 2.500% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.17)	Form of 3.250% Senior Note due 2049 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.18)	Form of 4.750% Senior Note due 2028 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 2, 2022.

(4.19)	Form of 4.250% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 2, 2022.

(4.20)
Registration Rights Agreement dated as of March 2, 2022, among the Company, Standard & Poor’s Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(4.21)
Registration Rights Agreement dated as of March 18, 2022, among the Company, Standard & Poor’s Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on March 18, 2022.

(4.22)	Form of 2.450% Senior Note due 2027 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.23)	Form of 2.700% Sustainability-Linked Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.24)	Form of 2.900% Senior Note due 2032 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.25)	Form of 3.700% Senior Note due 2052 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.26)	Form of 3.900% Senior Note due 2062 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.27)
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.1)
Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed April 26, 2016.

(10.3)*	Registrant’s 2019 Stock Incentive Plan, incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.4)*	Form of 2019 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2019.

(10.5)*	Form of 2020 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2020.

(10.6)*	Form of 2021 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.7)*	Form of 2022 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on August 3, 2022.

(10.8)*	Form of 2019 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on May 3, 2019.

(10.9)*	Form of 2020 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 28, 2020.

(10.10)*	Form of 2021 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.11)*	Form of 2022 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.12)*	Form of 2022 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.13)*	Form of Cliff Vested Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.14)*	Form of 2022 Performance-Vesting Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.15)*	Form of S&P Dow Jones Indices 2019 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2019.

(10.16)*	Form of S&P Dow Jones Indices 2020 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 28, 2020.

(10.17)*	Form of S&P Dow Jones Indices 2021 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.18)*	Form of S&P Dow Jones Indices 2022 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.19)*	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K filed on February 7, 2014.

(10.20)*	Form of 2022 Long-Term Cash Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.21)*	IHS Markit Ltd. Amended and Restated 2014 Equity Incentive Award Plan, incorporated by reference from IHS Markit Ltd.'s Form 10-Q filed on March 26, 2019.

(10.22)*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan, incorporated by reference from IHS Inc.'s Form 10-K filed on January 16, 2015.

(10.23)*	Amendment No. 1 to the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan, incorporated by reference from IHS Markit Ltd.'s Form 10-K filed on January 27, 2017.

(10.24)*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement, incorporated by reference from IHS Markit Ltd.'s Form 10-Q filed on March 23, 2021.

(10.25)*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement (PUP), incorporated by reference from IHS Markit Ltd.'s Form 10-K filed on January 24, 2022.

(10.26)*
Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.27)*
Resolutions terminating deferrals under the Key Executive Short-Term Deferred Compensation Plan, dated October 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.28)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed November 3, 2016.

(10.29)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2017, incorporated by reference from the Registrant’s Form 10-Q filed October 26, 2017.

(10.30)*	Registrant's Senior Executive Severance Plan, amended and restated as of May 8, 2019, incorporated by reference from the Registrant's Form 10-Q filed August 1, 2019.

(10.31)
Revolving Five-Year Credit Agreement, dated as of April 26, 2021, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. as syndication agent, incorporated by reference from the Registrant’s Form 10-Q filed July 29, 2021.

(10.32)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.33)*
First Amendment to Registrant’s Employee Retirement Plan Supplement, effective as of January 1, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.34)*
Second Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.35)*
Third Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2012, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.36)*
Fourth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of May 1, 2013, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.37)*
Fifth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.38)*
Sixth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

(10.39)*
Standard & Poor’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.40)*
First Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of December 2, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.41)*
Second Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.42)*
Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.43)*
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.44)*
Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.45)*
Sixth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.46)*
Seventh Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

(10.47)*	Registrant's 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2023.

(10.48)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.49)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.50)*	Registrant's Director Retirement Plan, incorporated by reference from the Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989 (paper filing).

(10.51)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 1996 (paper filing).

(10.52)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.53)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.54)*	Registrant’s Director Deferred Stock Ownership Plan as Amended and Restated effective January 1, 2017, incorporated by reference from the Registrant’s Form 10-Q filed July 27, 2017.

(10.55)*
Registrant’s Amended and Restated Director Deferred Stock Ownership Plan, incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.56)*
Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.57)*	Separation Agreement dated September 15, 2022 between the Company and John Berisford, incorporated by reference from the Registrant's Form 10-Q filed on October 28, 2022.

(10.58)*	Term Sheet dated January 7, 2021 between the Registrant and Adam Kansler.

(10.59)*	Registrant’s Pay Recovery Policy, restated effective as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.60)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.61)
Settlement Agreement dated February 2, 2015 among the Company, Standard & Poor's Financial Services LLC, the United States, acting through the Department of Justice, and various States and the District of Columbia, acting through their respective Attorneys General, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.62)*
S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.63)
Amendment No. 1 and Increasing Lender Supplement, dated as of February 25, 2022, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from the Registrant's Form 8-K filed on February 28, 2022.

(10.64)	Master Confirmation between the Company and Citibank, N.A. dated as of March 1, 2022, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(10.65)	Master Confirmation between the Company and Goldman Sachs & Co. LLC dated as of March 1, 2022, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(10.66)	Master Confirmation between the Company and Mizuho Markets Americas LLC dated as of March 1, 2022, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(21)	Subsidiaries of the Registrant.

(22)	Subsidiary Guarantor of Guaranteed Securities, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2021.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

February 9, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 9, 2023 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

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

/s/ Jacques Esculier
Jacques Esculier
Director

/s/ Gay Huey Evans
Gay Huey Evans
Director

/s/ William D. Green
William D. Green
Director

/s/ Stephanie C. Hill
Stephanie C. Hill
Director

/s/ Rebecca Jacoby
Rebecca Jacoby
Director

/s/ Robert P. Kelly
Robert P. Kelly
Director

/s/ Ian P. Livingston
Ian P. Livingston
Director

/s/ Deborah D. McWhinney
Deborah D. McWhinney
Director

/s/ Maria R. Morris
Maria R. Morris
Director

/s/ Gregory Washington
Gregory Washington
Director