Form 10-Q
period 2023-03-31
S&P Global Inc.
filed 2023-04-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 21, 2023 (latest practicable date), 320.8 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the Company) as of March 31, 2023, the related consolidated statements of income, comprehensive income, and equity for the three month periods ended March 31, 2023 and 2022, the related consolidated statements of cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 9, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
April 27, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2023	2022
Revenue	$3,160	$2,389
Expenses:
Operating-related expenses	1,088	749
Selling and general expenses	705	958
Depreciation	25	26
Amortization of intangibles	262	111
Total expenses	2,080	1,844
Gain on dispositions	(50)	(1,344)
Equity in income on unconsolidated subsidiaries	(14)	(3)
Operating profit	1,144	1,892
Other expense (income), net	11	(49)
Interest expense, net	85	57
Loss on extinguishment of debt, net	—	17
Income before taxes on income	1,048	1,867
Provision for taxes on income	188	568
Net income	860	1,299
Less: net income attributable to noncontrolling interests	(65)	(64)
Net income attributable to S&P Global Inc.	$795	$1,235

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.47	$4.49
Diluted	$2.47	$4.47
Weighted-average number of common shares outstanding:
Basic	321.3	275.2
Diluted	322.1	276.3

Actual shares outstanding at period end	320.8	339.9
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2023	2022
Net income	$860	$1,299

Other comprehensive income:
Foreign currency translation adjustments	42	(21)
Income tax effect	3	(5)
	45	(26)

Pension and other postretirement benefit plans	1	5
Income tax effect	—	(1)
	1	4

Unrealized (loss) gain on cash flow hedges	(27)	107
Income tax effect	6	(26)
	(21)	81

Comprehensive income	885	1,358
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(4)	(5)
Less: comprehensive income attributable to redeemable noncontrolling interests	(61)	(59)
Comprehensive income attributable to S&P Global Inc.	$820	$1,294

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,402	$1,286
Restricted cash	3	1
Accounts receivable, net of allowance for doubtful accounts: 2023 - $50; 2022 - $48	2,478	2,494
Prepaid and other current assets	626	588
Assets of a business held for sale	1,313	1,298
Total current assets	5,822	5,667
Property and equipment, net of accumulated depreciation: 2023 - $836; 2022 - $859	281	297
Right of use assets	422	423
Goodwill	34,817	34,545
Other intangible assets, net	18,168	18,306
Equity investments in unconsolidated subsidiaries	1,750	1,752
Other non-current assets	764	794
Total assets	$62,024	$61,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$456	$450
Accrued compensation and contributions to retirement plans	385	753
Short-term debt	936	226
Income taxes currently payable	219	116
Unearned revenue	3,175	3,126
Other current liabilities	971	1,094
Liabilities of a business held for sale	252	234
Total current liabilities	6,394	5,999
Long-term debt	10,727	10,730
Lease liabilities — non-current	566	577
Pension and other postretirement benefits	183	180
Deferred tax liability — non-current	3,906	4,065
Other non-current liabilities	476	489
Total liabilities	22,252	22,040
Redeemable noncontrolling interest (Note 8)	3,402	3,267
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2023 and 2022 415 million shares	415	415
Additional paid-in capital	44,329	44,422
Retained income	18,171	17,784
Accumulated other comprehensive loss	(861)	(886)
Less: common stock in treasury	(25,779)	(25,347)
Total equity — controlling interests	36,275	36,388
Total equity — noncontrolling interests	95	89
Total equity	36,370	36,477
Total liabilities and equity	$62,024	$61,784

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net income	$860	$1,299
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25	26
Amortization of intangibles	262	111
Provision for losses on accounts receivable	8	(7)
Deferred income taxes	(167)	(53)
Stock-based compensation	46	94
Gain on dispositions	(50)	(1,344)
Loss on extinguishment of debt, net	—	17
Other	10	24
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	23	187
Prepaid and other current assets	(98)	5
Accounts payable and accrued expenses	(343)	(318)
Unearned revenue	61	(100)
Other current liabilities	(158)	(239)
Net change in prepaid/accrued income taxes	169	432
Net change in other assets and liabilities	(54)	88
Cash provided by operating activities	594	222
Investing Activities:
Capital expenditures	(28)	(16)
Acquisitions, net of cash acquired	(272)	295
Proceeds from dispositions	50	2,618
Changes in short-term investments	(3)	4
Cash (used for) provided by investing activities	(253)	2,901
Financing Activities:
Additions to (payments on) short-term debt, net	710	(219)
Proceeds from issuance of senior notes, net	—	5,395
Payments on senior notes	—	(3,074)
Dividends paid to shareholders	(290)	(186)
Distributions to noncontrolling interest holders, net	(78)	(55)
Repurchase of treasury shares	(500)	(7,003)
Exercise of stock options and other	3	3
Employee withholding tax on share-based payments	(75)	(66)
Cash used for financing activities	(230)	(5,205)
Effect of exchange rate changes on cash	7	(16)
Net change in cash, cash equivalents, and restricted cash	118	(2,098)
Cash, cash equivalents, and restricted cash at beginning of period	1,287	6,505
Cash, cash equivalents, and restricted cash at end of period	$1,405	$4,407

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended March 31, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			795	25		820	4	824
Dividends (Dividend declared per common share — $0.90 per share)			(287)			(287)		(287)
Share repurchases		50			550	(500)		(500)
Employee stock plans		(143)			(118)	(25)		(25)
Change in redemption value of redeemable noncontrolling interest			(120)			(120)		(120)
Other			(1)			(1)	2	1
Balance as of March 31, 2023	$415	$44,329	$18,171	$(861)	$25,779	$36,275	$95	$36,370

Three Months Ended March 31, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			1,235	59		1,294	5	1,299
Dividends (Dividend declared per common share — $0.77 per share)			(186)			(186)		(186)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(1,050)			5,953	(7,003)		(7,003)
Employee stock plans		49			19	30		30
Change in redemption value of redeemable noncontrolling interest			(1)			(1)		(1)
Other						—	(1)	(1)
Balance as of March 31, 2022	$415	$43,445	$16,065	$(782)	$19,441	$39,702	$79	$39,781

1Excludes comprehensive income of $61 million and $59 million for the three months ended March 31, 2023 and 2022, respectively, attributable to our redeemable noncontrolling interest.

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

Our operations consist of six reportable segments: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings”), S&P Global Commodity Insights (“Commodity Insights”), S&P Global Mobility (“Mobility”), S&P Dow Jones Indices (“Indices” ) and S&P Global Engineering Solutions (“Engineering Solutions”).
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

On February 28, 2022, we completed the merger with IHS Markit Ltd (“IHS Markit”), and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the financial results include IHS Markit from the date of acquisition.
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2022 (our “Form 10-K”).

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $3 million and $1 million as of March 31, 2023 and December 31, 2022, respectively.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2023 and December 31, 2022, contract assets were $77 million and $60 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at March 31, 2023 compared to December 31, 2022 is primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by $1.1 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.5 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $184 million and $175 million as of March 31, 2023 and December 31, 2022, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Equity in Income on Unconsolidated Subsidiaries

The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes.

Other Expense (Income), net

The components of other expense (income), net for the three months ended March 31 are as follows:

(in millions)	2023	2022
Other components of net periodic benefit cost	$(6)	$(4)
Net loss (gain) from investments	17	(45)
Other expense (income), net	$11	$(49)

2.    Acquisitions and Divestitures

Acquisitions

2023

On February 16, 2023, we completed the acquisition of Market Scan Information Systems, Inc. (“Market Scan”), a leading provider of automotive pricing and incentive intelligence, including Automotive Payments as a ServiceTM and its powerful payment calculation engine. The addition of Market Scan to Mobility will enable the integration of detailed transaction intelligence in areas that are complementary to existing services for dealers, OEMs, lenders, and other market participants. The acquisition of Market Scan is not material to our consolidated financial statements.

On January 3, 2023, we completed the acquisition of ChartIQ, a premier charting provider for the financial services industry. ChartIQ is a professional grade charting solution that allows users to visualize data with a fully interactive web-based library that works seamlessly across web, mobile and desktop. It provides advanced capabilities including trade visualization, options analytics, technical analysis and more. Additionally, ChartIQ allows clients to visualize vendor-supplied data combined with their own proprietary content, alternative datasets or analytics. The acquisition will be part of our Market Intelligence segment and further enhances our S&P Capital IQ Pro platform, our digital investment solutions provider Markit Digital and other workflow solutions to provide the industry with leading visualization capabilities. The acquisition of ChartIQ is not material to our consolidated financial statements.

On January 4, 2023, we completed the acquisition of TruSight Solutions LLC (“TruSight”) a provider of third-party vendor risk assessments. The acquisition will be integrated into our Market Intelligence segment and further expands the breadth and depth of S&P Global’s third party vendor risk management solutions by offering high-quality validated assessment data to clients designed to reduce further the vendor due diligence burden on service providers to the financial services industry. The acquisition of TruSight is not material to our consolidated financial statements.

2022

Merger with IHS Markit

On February 28, 2022, we completed the merger with IHS Markit. The fair value of the consideration transferred for IHS Markit was approximately $43.5 billion.

Allocation of Purchase Price

The merger with IHS Markit was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The allocation of purchase price recorded for IHS Markit is as follows:

(in millions)	February 28, 2022
Assets acquired
Cash and cash equivalents	$310
Accounts receivable, net	968
Prepaid and other current assets	224
Assets of a business held for sale	1,519
Property and equipment	118
Right of use assets	240
Goodwill	31,456
Other intangible assets	18,620
Equity investments in unconsolidated subsidiaries	1,644
Other non-current assets	54
Total assets acquired	$55,153
Liabilities assumed
Account payable	$174
Accrued compensation	90
Short-term debt	968
Unearned revenue	1,053
Other current liabilities	581
Liabilities of a business held for sale	72
Long-term debt	4,191
Lease liabilities - non-current	231
Deferred tax liability - non-current	4,200
Other non-current liabilities	57
Total liabilities assumed	$11,617
Total consideration transferred	$43,536

Acquired Identifiable Intangible Assets

The following table sets forth the fair values of the components of the identifiable intangible assets acquired and their useful lives:

(in millions)	Fair Value	Weighted Average Useful Lives
Customer relationships	$13,596	25 years
Trade names and trademarks	1,469	14 years
Developed technology	1,043	10 years
Databases	2,512	12 years
Total Identified Intangible Assets	$18,620	21 years

Divestitures

2023

During the three months ended March 31, 2023, we did not complete any material divestitures.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three months ended March 31, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) related to the sale of a family of leveraged loan indices in our Indices segment.
On January 14, 2023, we entered into a securities and asset purchase agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) to sell our Engineering Solutions business for $975 million in cash, subject to customary purchase price adjustments. We currently anticipate the divestiture to result in after-tax proceeds of approximately $750 million, which proceeds are expected to be used for share repurchases. The agreement follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. The transaction, which is subject to receipt of required regulatory approvals and satisfying other customary closing conditions, is expected to close in the second quarter of 2023.
2022

As a condition of securing regulatory approval for the merger, S&P Global and IHS Markit agreed to divest of certain of their businesses. S&P Global’s divestitures included CUSIP Global Services (“CGS”), its LCD business and a related family of leveraged loan indices while IHS Markit’s divestitures include Oil Price Information Services (“OPIS”); Coal, Metals and Mining; and PetroChem Wire businesses and its Base Chemicals business.

In March of 2022, we completed the previously announced sale of CGS, a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three months ended March 31, 2022, we recorded a pre-tax gain of $1.344 billion ($999 million after tax) in Gain on dispositions in the consolidated statements of income related to the sale of CGS.

In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	March 31,	December 31,
	2023 [1]	2022 [1]
Accounts Receivable, net	$91	$88
Goodwill	437	437
Other intangible assets, net	696	697
Other assets	89	76
Assets of a business held for sale	$1,313	$1,298

Accounts payable and accrued expenses	$55	$59
Deferred tax liability	26	27
Unearned revenue	171	148
Liabilities of a business held for sale	$252	$234
1 Assets and liabilities held for sale as of March 31, 2023 and December 31, 2022 relate to Engineering Solutions.

The operating profit of our businesses that were disposed of or classified as held for sale for the three months ended March 31 is as follows:

(in millions)	2023	2022
Operating profit [2]	$14	$35
2 The operating profit presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The three months ended March 31, 2023 excludes a pre-tax gain related to the sale of LCD and leveraged loan indices of $50 million. The three months ended March 31, 2022 exclude a pre-tax gain related to the sale of CGS of $1.3 billion.

3.    Income Taxes

The effective income tax rate was 17.9% and 30.4% for the three months ended March 31, 2023 and March 31, 2022, respectively. The higher rate for the three months ended March 31, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of March 31, 2023 and December 31, 2022, the total amount of federal, state and local, and foreign unrecognized tax benefits was $236 million and $223 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2023 and December 31, 2022, we had $42 million and $38 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $20 million in the next twelve months as a result of the resolution of local tax examinations.

For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code (“IRC”) Section 174. Section 174 requires taxpayers to capitalize research and development costs and amortize them over 5 years for expenditures attributed to domestic research and 15 years for expenditures attributed to foreign research. This provision affects a significant proportion of the Company for the first time in 2023. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. Although Congress is considering legislation that would defer, repeal or otherwise modify this capitalization and amortization requirement, the possibility that this will happen is uncertain. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes to be greater than in the prior year.

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	March 31, 2023	December 31, 2022
4.125% Senior Notes, due 2023 [1]	$38	$38
3.625% Senior Notes, due 2024 [2]	48	48
4.75% Senior Notes, due 2025 [3]	4	4
4.0% Senior Notes, due 2026 [4]	3	3
2.95% Senior Notes, due 2027 [5]	497	496
2.45% Senior Notes, due 2027 [6]	1,237	1,237
4.75% Senior Notes, due 2028 [7]	821	823
4.25% Senior Notes, due 2029 [8]	1,026	1,029
2.5% Senior Notes, due 2029 [9]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [10]	1,234	1,233
1.25% Senior Notes, due 2030 [11]	594	594
2.90% Senior Notes, due 2032 [12]	1,472	1,472
6.55% Senior Notes, due 2037 [13]	290	290
4.5% Senior Notes, due 2048 [14]	272	272
3.25% Senior Notes, due 2049 [15]	590	590
3.70% Senior Notes, due 2052 [16]	974	974
2.3% Senior Notes, due 2060 [17]	682	682
3.9% Senior Notes, due 2062 [18]	486	486
Commercial paper	898	188
Total debt	11,663	10,956
Less: short-term debt including current maturities	936	226
Long-term debt	$10,727	$10,730
1     Interest payments are due semiannually on February 1 and August 1.
2     Interest payments are due semiannually on May 1 and November 1.
3     Interest payments are due semiannually on February 15 and August 15.
4     Interest payments are due semiannually on March 1 and September 1.
5    Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2023, the unamortized debt discount and issuance costs total $3 million.
6    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2023, the unamortized debt discount and issuance costs total $13 million.
7     Interest payments are due semiannually on February 1 and August 1.
8 Interest payments are due semiannually on May 1 and November 1.
9    Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2023, the unamortized debt discount and issuance costs total $3 million.
10    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2023, the unamortized debt discount and issuance costs total $16 million.
11    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2023, the unamortized debt discount and issuance costs total $6 million.
12 Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2023, the unamortized debt discount and issuance costs total $28 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2023, the unamortized debt discount and issuance costs total $3 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2023, the unamortized debt discount and issuance costs total $11 million.

15 Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2023, the unamortized debt discount and issuance costs total $10 million.
16    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2023, the unamortized debt discount and issuance costs total $26 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2023, the unamortized debt discount and issuance costs total $18 million.
18    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2023, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $9.5 billion and $9.3 billion as of March 31, 2023 and December 31, 2022, respectively, and was estimated based on quoted market prices.

On February 28, 2022, we completed the merger with IHS Markit in an all-stock transaction. In the transaction, we assumed IHS Markit's publicly traded debt, with an outstanding principal balance of $4.6 billion, which was recorded at fair value of $4.9 billion on the acquisition date. The adjustment to fair value of the Senior Notes of approximately $292 million on the acquisition date is being amortized as an adjustment to interest expense over the remaining contractual terms of the Senior Notes.

During the three months ended March 31, 2022, we recognized a $17 million loss on extinguishment of debt which includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $101 million non-cash write-off related to the fair market value step up premium on extinguished debt.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of March 31, 2023 and December 31, 2022, respectively, there was $898 million and $188 million of commercial paper outstanding.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2023 and December 31, 2022, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of March 31, 2023 and December 31, 2022, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2023 and twelve months ended December 31, 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of March 31, 2023 and December 31, 2022, the aggregate notional value of these outstanding forward contracts was $1.6 billion and $1.8 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other current assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets as of March 31, 2023 and December 31, 2022 was $25 million and $5 million, respectively. The amount recorded in other current liabilities as of March 31, 2023 and December 31, 2022 was $1 million and $37 million, respectively. The amount recorded in selling and general expense related to these contracts was a net gain of $29 million for three months ended March 31, 2023, and a net loss of $19 million for three months ended March 31, 2022, respectively

Net Investment Hedges

As of March 31, 2023 and December 31, 2022, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. As of March 31, 2023 and December 31, 2022, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three months ended March 31, 2023 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest expense of $9 million and $10 million for the three months ended March 31, 2023 and 2022, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the three months ended March 31, 2023 and the twelve months ended December 31, 2022, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2025 and the fourth quarter of 2024, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of March 31, 2023, we estimate that $3 million of pre-tax loss related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of March 31, 2023 and December 31, 2022, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $474 million and $529 million, respectively.

Interest Rate Swaps

As of March 31, 2023 and December 31, 2022, we held positions in a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into interest expense, net in the same period that the hedged transaction affects earnings.

As of March 31, 2023 and December 31,2022, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $1.4 billion.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of March 31, 2023 and December 31, 2022:

(in millions)		March 31,	December 31,
Balance Sheet Location		2023	2022
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$6	$3
Other current liabilities	Foreign exchange forward contracts	$4	$7
Other non-current assets	Interest rate swap contracts	$110	$145
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$75	$84
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the three months ended March 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2023	2022		2023	2022
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$6	$(7)	Revenue, Selling and general expenses	$—	$2
Interest rate swap contracts	$(34)	$113	Interest expense, net	$(1)	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(9)	$21	Interest expense, net	$(1)	$(1)
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2023	2022
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$—	$6
Change in fair value, net of tax	4	(3)
Reclassification into earnings, net of tax	—	(2)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$4	$1
Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$48	$(203)
Change in fair value, net of tax	(26)	85
Reclassification into earnings, net of tax	1	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$23	$(118)

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$56	$(17)
Change in fair value, net of tax	(8)	14
Reclassification into earnings, net of tax	1	1
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$49	$(2)

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
The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2023	2022
Service cost	$—	$1
Interest cost	18	12
Expected return on assets	(25)	(22)
Amortization of prior service credit / actuarial loss	1	3
Net periodic benefit cost	$(6)	$(6)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2023 and 2022.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2023. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2023 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2023, we contributed $2 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the remaining nine months of 2023.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the three months ended March 31, 2023 and 2022, total stock-based compensation expense related to restricted stock and other stock-based awards was $46 million and $94 million, respectively. Stock-based compensation expense for the three months ended March 31, 2022 primarily related to the early vesting of IHS Markit equity awards as a result of employee terminations and restructuring efforts. During the three months ended March 31, 2023, the Company granted 0.4 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $338.29 per share. Total unrecognized compensation expense related to unvested equity awards as of March 31, 2023 was $259 million, which is expected to be recognized over a weighted average period of 1.8 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2023, 25.7 million shares remained available under the 2022 Repurchase Program and the 2020 repurchase program was complete. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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
The terms of each ASR agreement entered into during the three months ended March 31, 2023 and 2022, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 13, 2023 [1]	1.1	—	1.1	$—	$500
March 1, 2022 [2]	15.2	4.1	19.3	$362.03	$7,000
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company's common stock on February 13, 2023 when the Company received an initial delivery of 1.1 million shares from the ASR program. The final settlement of the transaction under the ASR is expected to be completed no later than the second quarter of 2023. The ASR agreement was executed under our 2022 Repurchase Program.
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

During the three months ended March 31, 2023, we received 1.6 million shares, including 0.4 million shares received in February of 2023 related to our December 2, 2022 ASR agreement. During the three months ended March 31, 2023, we purchased a total of 1.1 million shares for $500 million of cash. During the three months ended March 31, 2022, we purchased a total of 15.2 million shares for $7 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interest during the three months ended March 31, 2023 were as follows:

(in millions)
Balance as of December 31, 2022	$3,267
Net income attributable to redeemable noncontrolling interest	61
Distributions payable to redeemable noncontrolling interest	(52)
Redemption value adjustment	120
Other [1]	6
Balance as of March 31, 2023	$3,402
1 Relates to foreign currency translation adjustments.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2023:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(582)		$(349)		$45		$(886)
Other comprehensive income (loss) before reclassifications	45	1	1		(22)		24
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		—	2	1	3	1
Net other comprehensive income (loss)	45		1		(21)		25
Balance as of March 31, 2023	$(537)		$(348)		$24		$(861)
1Includes an unrealized gain related to our cross currency swaps. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the three months ended March 31, 2023. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2023	2022
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$795	$1,235

Basic weighted-average number of common shares outstanding	321.3	275.2
Effect of stock options and other dilutive securities	0.8	1.1
Diluted weighted-average number of common shares outstanding	322.1	276.3

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.47	$4.49
Diluted	$2.47	$4.47
We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2023 and 2022, there were no stock options excluded. Restricted performance shares outstanding of 0.8 million and 0.7 million as of March 31, 2023 and 2022, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2023 and 2022 restructuring plan consisted of a company-wide workforce reduction of approximately 39 and 1,440 positions, respectively, and is further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2023 by segment is as follows:

	2023 Restructuring Plan		2022 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$6	$6	$86	$36
Ratings	1	1	26	10
Commodity Insights	2	2	45	17
Mobility	—	—	2	2
Indices	1	1	13	7
Engineering Solutions	—	—	2	1
Corporate	2	2	109	30
Total	$12	$12	$283	$103

We recorded a pre-tax restructuring charge of $12 million primarily related to employee severance charges for the 2023 restructuring plan during the three months ended March 31, 2023. We have made no reductions to the reserve for the 2023 restructuring plan.

The ending reserve balance for the 2022 restructuring plan was $164 million as of December 31, 2022. For the three months ended March 31, 2023, we have reduced the reserve for the 2022 restructuring plan by $61 million. The ending reserve balance for the 2021 restructuring plan was $3 million and $10 million as of March 31, 2023 and December 31, 2022, respectively. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have six reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility, Indices, and Engineering Solutions. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other expense (income), net, interest expense, net, or loss on extinguishment of debt, net, as these are amounts that do not affect the operating results of our reportable segments.

A summary of operating results for the three months ended March 31 is as follows:

Revenue
(in millions)	2023	2022
Market Intelligence	$1,071	$727
Ratings	824	868
Commodity Insights	508	363
Mobility	358	115
Indices	341	322
Engineering Solutions	100	33
Intersegment elimination [1]	(42)	(39)
Total revenue	$3,160	$2,389

Operating Profit
(in millions)	2023	2022
Market Intelligence [2]	$229	$1,489
Ratings [3]	477	511
Commodity Insights [4]	187	158
Mobility [5]	64	18
Indices [6]	238	224
Engineering Solutions [7]	14	1
Total reportable segments	1,209	2,401
Corporate Unallocated expense [8]	(79)	(512)
Equity in Income on Unconsolidated Subsidiaries [9]	14	3
Total operating profit	$1,144	$1,892
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for 2023 includes a gain on dispositions of $46 million, IHS Markit merger costs of $13 million, and employee severance charges of $6 million. Operating profit for 2022 includes a gain on disposition of $1.3 billion, employee severance charges of $18 million, and acquisition-related costs of $2 million. Additionally, operating profit for 2023 and 2022 includes amortization of intangibles from acquisitions of $141 million and $64 million, respectively.
3     Operating profit for 2023 and 2022 includes employee severance charges of $1 million and $5 million, respectively. Additionally, operating profit for 2023 and 2022 includes amortization of intangibles from acquisitions of $2 million.
4 Operating profit for 2023 includes IHS Markit merger costs of $13 million and employee severance charges of $2 million. Operating profit for 2022 includes employee severance costs of $7 million and acquisition-related costs of $2 million. Additionally, operating profit for 2023 and 2022 includes amortization of intangibles from acquisitions of $33 million and $13 million, respectively.
5 Operating profit for 2023 includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2022 includes acquisition-related costs of $1 million. Additionally, operating profit for 2023 and 2022 includes amortization of intangibles from acquisitions of $74 million and $24 million, respectively.
6 Operating profit for 2023 includes a gain on disposition of $4 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. Operating profit for 2022 includes employee severance charges of $2 million. Additionally, operating profit for 2023 and 2022 includes amortization of intangibles from acquisitions of $9 million and $4 million, respectively.
7 Operating profit for 2022 includes employee severance charges of $1 million. Additionally, operating profit for 2023 and 2022 includes amortization of intangibles from acquisitions of $2 million and $4 million, respectively.
8 Corporate Unallocated expense for 2023 includes IHS Markit merger costs of $37 million, disposition-related costs of $13 million, employee severance charges of $1 million, and acquisition-related costs of $1 million. Corporate Unallocated expense for 2022 includes IHS Markit merger costs of $230 million, a S&P Foundation grant of $200 million, employee severance charges of $46 million, acquisition-related costs of $11 million and lease impairments of $5 million. Additionally, Corporate Unallocated expense for 2023 includes amortization of intangibles from acquisitions of $1 million.
9 Equity in Income on Unconsolidated Subsidiaries for 2023 and 2022 includes amortization of intangibles from acquisitions of $14 million.

The following table presents our revenue disaggregated by revenue type for the three months ended March 31:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2023
Subscription	$890	$—	$409	$281	$66	$94	$—	$1,740
Non-subscription / Transaction	56	379	80	77	—	6	—	598
Non-transaction	—	445	—	—	—	—	(42)	403
Asset-linked fees	—	—	—	—	210	—	—	210
Sales usage-based royalties	—	—	19	—	65	—	—	84
Recurring variable revenue	125	—	—	—	—	—		125
Total revenue	$1,071	$824	$508	$358	$341	$100	$(42)	$3,160

Timing of revenue recognition
Services transferred at a point in time	$56	$379	$80	$77	$—	$6	$—	$598
Services transferred over time	1,015	445	428	281	341	94	(42)	2,562
Total revenue	$1,071	$824	$508	$358	$341	$100	$(42)	$3,160

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2022
Subscription	$659	$—	$296	$86	$54	$30	$—	$1,125
Non-subscription / Transaction	28	404	48	29	—	3	—	512
Non-transaction	—	464	—	—	—	—	(39)	425
Asset-linked fees	—	—	—	—	218	—	—	218
Sales usage-based royalties	—	—	19	—	50	—	—	69
Recurring variable revenue	40	—	—		—		—	40
Total revenue	$727	$868	$363	$115	$322	$33	$(39)	$2,389

Timing of revenue recognition
Services transferred at a point in time	$28	$404	$48	$29	$—	$3	$—	$512
Services transferred over time	699	464	315	86	322	30	(39)	1,877
Total revenue	$727	$868	$363	$115	$322	$33	$(39)	$2,389
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2023	2022
U.S.	$1,926	$1,426
European region	711	567
Asia	337	264
Rest of the world	186	132
Total	$3,160	$2,389
See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12. Commitments and Contingencies

Leases

We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within 1 year. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.

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
During the three months ended March 31, 2023 and 2022, we a recorded pre-tax impairment charge of $6 million and $5 million related to the impairment and abandonment of operating lease related ROU assets. The impairment charges are included in selling and general expenses within the consolidated statements of income.

The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of March 31, 2023 and December 31, 2022:

(in millions)		March 31,	December 31,
Balance Sheet Location		2023	2022
Assets
Right of use assets	Lease right of use assets	$422	$423
Liabilities
Other current liabilities	Current lease liabilities	120	118
Lease liabilities — non-current	Non-current lease liabilities	566	577

The components of lease expense for the three months ended March 31 are as follows:

(in millions)	2023	2022
Operating lease cost	$30	$33
Sublease income	(4)	(1)
Total lease cost	$26	$32

Supplemental information related to leases for the three months ended March 31 are as follows:

(in millions)	2023	2022
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$39	$38

Right of use assets obtained in exchange for lease obligations
Operating leases	—	—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	6.5	6.6
Weighted-average discount rate	3.19%	3.17%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2023 (Excluding the three months ended March 31, 2023)	$106
2024	119
2025	104
2026	92
2027	85
2028 and beyond	265
Total undiscounted lease payments	$771
Less: Imputed interest	85
Present value of lease liabilities	$686

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2023 and 2022, S&P Dow Jones Indices LLC earned $44 million and $41 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Contractual Obligations

We typically have various contractual obligations, which are recorded as liabilities in our consolidated balance sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized. For example, we are contractually committed to contracts for information-technology outsourcing, certain enterprise-wide information-technology software licensing and maintenance. In the first quarter of 2023, S&P Global and Amazon Web Services (“AWS”) entered into a multi-year strategic collaboration agreement with a purchase obligation of $1.0 billion, before incremental credits, over a five-year period. With AWS as its preferred cloud provider, S&P Global will enhance its cloud infrastructure, accelerate business growth, engineer new innovations for key industry segments, and help their customers navigate rapidly changing market conditions.

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

From time to time, the Company receives customer complaints. The Company believes it has strong contractual protections in the terms and conditions included in its arrangements with customers. Nonetheless, in the interest of managing customer relationships, the Company from time to time engages in dialogue with such customers in an effort to resolve such complaints, and if such complaints cannot be resolved through dialogue, may face litigation regarding such complaints. The Company does not expect to incur material losses as a result of these matters.

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

13. Recently Issued or Adopted Accounting Standards

In March of 2023, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The guidance is effective for reporting periods beginning after December 15, 2023, however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March of 2020, FASB issued accounting guidance to provide temporary optional expedients and exceptions to the current contract modifications and hedge accounting guidance in light of the expected market transition from London Interbank Offered Rate (“LIBOR”) to alternative rates. The new guidance provides optional expedients and exceptions to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity. In December of 2022, the FASB amended its guidance to defer the sunset date from December 31, 2022 to December 31, 2024. The Company may elect to adopt the amendments prospectively to transactions existing as of or entered into from the date of adoption through December 31, 2024. We do not expect this guidance to have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, (“S&P Global,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2023. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2022 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three Months Ended March 31, 2023 and 2022
•Liquidity and Capital Resources
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
On January 14, 2023, we entered into a securities and asset purchase agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) to sell our Engineering Solutions business for $975 million in cash, subject to customary purchase price adjustments. We currently anticipate the divestiture to result in after-tax proceeds of approximately $750 million, which proceeds are expected to be used for share repurchases. Engineering Solutions became part of the Company following our merger with IHS Markit. The transaction, which is subject to receipt of required regulatory approvals and satisfying other customary closing conditions, is expected to close in the second quarter of 2023. See Note 2 - Acquisitions and Divestitures for additional information.
On February 28, 2022, we completed the merger with IHS Markit Ltd (“IHS Markit”), and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the financial results include IHS Markit from the date of acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2023	2022	% Change [1]
Revenue	$3,160	$2,389	32%
Operating profit [2]	$1,144	$1,892	(40)%
Operating margin %	36%	79%
Diluted earnings per share from net income	$2.47	$4.47	(45)%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 2023 includes IHS Markit merger costs of $64 million, a gain on dispositions of $50 million, disposition-related costs of $13 million, employee severance charges of $12 million and acquisition-related costs of $2 million. 2022 includes a gain on dispositions of $1.3 billion, IHS Markit merger costs of $230 million, a S&P Foundation grant of $200 million, employee severance charges of $78 million, acquisition-related costs of $15 million and lease impairments of $5 million. 2023 and 2022 also includes amortization of intangibles from acquisitions of $275 million and $125 million, respectively.

Revenue increased 32% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for certain Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data & Advisory Solutions at Market Intelligence; continued demand for market data and market insights products and higher conference revenue at Commodity Insights; higher exchange-traded derivative revenue and higher data subscription revenue at Indices. These increases were partially offset by a decrease in revenue at Ratings primarily due to lower bank loan ratings revenue. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Operating profit decreased 40%. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 79 percentage points, higher amortization of intangibles from acquisitions in 2023 of 9 percentage points and disposition-related costs in 2023 of 1 percentage point, partially offset by the impact of a S&P Foundation grant in 2022 of 12 percentage points, higher IHS Markit merger costs in 2022 of 10 percentage points, higher employee severance charges in 2022 of 4 percentage points and higher acquisition-related costs in 2022 of 1 percentage point, operating profit increased 22%. The increase was primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, an increase in compensation costs, higher technology costs and the resumption of business travel to more normalized levels in 2023. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Our Strategy

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity, automotive and engineering markets. Our purpose is to accelerate progress. We seek to deliver on this purpose in line with our core values of discovery, partnership and integrity.

In 2022, we announced the launch of Powering Global Markets to provide a framework for our forward-looking business strategy. Through this framework, we focus on our customer’s ever-changing needs, growing our core businesses, innovating in new markets and leveraging the power of our data and technology. In 2023, we are striving to deliver on our strategic priorities in the following key areas:

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Consolidated Review

(in millions)	2023	2022	% Change
Revenue	$3,160	$2,389	32%
Total Expenses:
Operating-related expenses	1,088	749	45%
Selling and general expenses	705	958	(26)%
Depreciation and amortization	287	137	N/M
Total expenses	2,080	1,844	13%
Gain on dispositions	(50)	(1,344)	(96)%
Equity in Income on Unconsolidated Subsidiaries	(14)	(3)	N/M
Operating profit	1,144	1,892	(40)%
Other expense (income), net	11	(49)	N/M
Interest expense, net	85	57	51%
Loss on extinguishment of debt, net	—	17	N/M
Provision for taxes on income	188	568	(67)%
Net income	860	1,299	(34)%
Less: net income attributable to noncontrolling interests	(65)	(64)	(2)%
Net income attributable to S&P Global Inc.	$795	$1,235	(36)%

N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2023	2022	% Change
Revenue	$3,160	$2,389	32%

Subscription revenue	1,740	1,125	55%
Non-subscription / transaction revenue	598	512	17%
Non-transaction revenue	403	425	(5)%
Asset-linked fees	210	218	(4)%
Sales usage-based royalties	84	69	22%
Recurring variable	125	40	N/M

% of total revenue:
Subscription revenue	55%	47%
Non-subscription / transaction revenue	19%	21%
Non-transaction revenue	13%	18%
Asset-linked fees	7%	9%
Sales usage-based royalties	2%	3%
Recurring variable	4%	2%

U.S. revenue	$1,926	$1,426	35%
International revenue:
European region	711	567	25%
Asia	337	264	28%
Rest of the world	186	132	40%
Total international revenue	$1,234	$963	28%
% of total revenue:
U.S. revenue	61%	60%
International revenue	39%	40%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue increased 32% as compared to the three months ended March 31, 2022. Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices also contributed to the increase. Non-subscription / transaction revenue increased due to the impact of the merger with IHS Markit and an increase in conference revenue at Commodity Insights, partially offset by a decrease in bank loan ratings revenue at Ratings. Non-transaction revenue decreased due to a decrease in new entity credit ratings revenue, lower Ratings Evaluation Service (“RES”) revenue driven by decreased M&A activity and the unfavorable impact of foreign exchange rates, partially offset by an increase in revenue at our CRISIL subsidiary. Asset linked fees decreased primarily due to lower average levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence increased due to the impact of the merger with IHS Markit and represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2023		2022		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$488	$250	$322	$190	52%	31%
Ratings [2]	233	105	237	110	(2)%	(4)%
Commodity Insights [3]	182	104	114	78	61%	33%
Mobility [4]	99	117	30	41	N/M	N/M
Indices [5]	53	45	48	45	10%	(1)%
Engineering Solutions [6]	64	20	21	7	N/M	N/M
Intersegment eliminations [7]	(42)	—	(39)	—	(9)%	N/M
Total segments	1,077	642	733	472	47%	36%
Corporate Unallocated expense [8]	11	63	16	487	(79)%	(87)%
Total	$1,088	$705	$749	$958	45%	(26)%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2023 includes IHS Markit merger costs of $13 million and employee severance charges of $6 million. 2022 includes employee severance charges of $18 million and acquisition-related costs of $2 million.
2 2023 and 2022 include employee severance charges of $1 million and $5 million, respectively.
3 2023 includes IHS Markit merger costs of $13 million and employee severance charges of $2 million. 2022 includes employee severance charges of $7 million and acquisition-related costs of $2 million.
4 2023 includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2022 includes acquisition-related costs of $1 million.
5 2023 includes employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2022 includes employee severance charges of $2 million.
6 2022 includes employee severance charges of $1 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 2023 includes IHS Markit merger costs of $37 million, disposition-related costs of $13 million, employee severance charges of $1 million and acquisition-related costs of $1 million. 2022 includes IHS Markit merger costs of $230 million, a S&P Foundation grant of $200 million, employee severance charges of $46 million, acquisition-related costs of $11 million and lease impairments of $5 million.

Operating-Related Expenses

Operating-related expenses increased 45% primarily driven by the impact of the merger with IHS Markit and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 26%. Excluding the favorable impact of a S&P Foundation grant in 2022 of 32 percentage points, higher IHS Markit merger costs in 2022 of 26 percentage points, higher employee severance charges in 2022 of 10 percentage points, higher acquisition-related costs in 2022 of 2 percentage points and lease impairments in 2022 of 1 percentage point, partially offset by disposition-related costs in 2023 of 2 percentage points, selling and general expenses increased 43%. The increase was primarily driven by the impact of the merger with IHS Markit and higher compensation costs.

Depreciation and Amortization

Depreciation and amortization was $287 million in 2023 compared to $137 million in 2022, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit.

Gain on Dispositions

During the three months ended March 31, 2023, we received a contingent payment that resulted a pre-tax gain of $50 million which was included in Gain on dispositions in the consolidated statements of income:

•In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three months ended March 31, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) related to the sale of a family of leveraged loan indices in our Indices segment.

During the three months ended March 31, 2022, we completed the following dispositions that were included in Gain on dispositions in the consolidated statement of income:

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

•In February of 2022, we completed the previously announced sale of Oil Price Information Services (“OPIS”) to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

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

The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2023	2022	% Change
Market Intelligence [1]	$229	$1,489	(85)%
Ratings [2]	477	511	(7)%
Commodity Insights [3]	187	158	18%
Mobility [4]	64	18	N/M
Indices [5]	238	224	6%
Engineering Solutions [6]	14	1	N/M
Total segment operating profit	1,209	2,401	(50)%
Corporate Unallocated expense [7]	(79)	(512)	85%
Equity in Income on Unconsolidated Subsidiaries [8]	14	3	N/M
Total operating profit	$1,144	$1,892	(40)%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2023 includes a gain on disposition of $46 million, IHS Markit merger costs of $13 million and employee severance charges of $6 million. 2022 includes a gain on disposition of $1.3 billion, employee severance charges of $18 million and acquisition-related costs of $2 million. 2023 and 2022 include amortization of intangibles from acquisitions of $141 million and $64 million, respectively.
2    2023 and 2022 include employee severance charges of $1 million and $5 million, respectively. 2023 and 2022 both include amortization of intangibles from acquisitions of $2 million.
3 2023 includes IHS Markit merger costs of $13 million and employee severance charges of $2 million. 2022 includes employee severance charges of $7 million and acquisition-related costs of $2 million. 2023 and 2022 include amortization of intangibles from acquisitions of $33 million and $13 million, respectively.
4    2023 includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2022 includes acquisition-related costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $74 million and $24 million, respectively.
5    2023 includes a gain on disposition of $4 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2022 includes employee severance charges of $2 million. 2023 and 2022 include amortization of intangibles from acquisitions of $9 million and $4 million, respectively.
6    2022 includes employee severance charges of $1 million. 2023 and 2022 includes amortization of intangibles from acquisitions of $2 million and $4 million, respectively.
7    2023 includes IHS Markit merger costs of $37 million, disposition-related costs of $13 million, employee severance charges of $1 million and acquisition-related costs of $1 million. 2022 includes IHS Markit merger costs of $230 million, S&P Foundation grant of $200 million, employee severance charges of $46 million, acquisition-related costs of $11 million and lease impairments of $5 million. 2023 includes amortization of intangibles from acquisitions of $1 million.
8    2023 and 2022 both include amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Segment operating profit decreased 50% as compared to 2022. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 63 percentage points, higher amortization of intangibles from acquisitions in 2023 of 7 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point, segment operating profit increased 21%. The increase was primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, an increase in compensation costs, higher technology costs and the resumption of business travel to more normalized levels in 2023. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 85% compared to 2022. Excluding the impact of a S&P Foundation grant in 2022 of 46 percentage points, higher IHS Markit merger costs in 2022 of 45 percentage points, higher employee severance charges in 2022 of 10 percentage points and higher acquisition-related costs in 2022 of 2 percentage points, partially offset by disposition-related costs in 2023 of 3 percentage points, Corporate Unallocated expense increased 17% primarily due to higher executive costs.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses

(Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $14 million and $3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Foreign exchange rates had a favorable impact on operating profit of less than 1 percentage point. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual business’s functional currency.

Other Expense (Income), net

Other expense (income), net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other expense, net was $11 million for the three months ended March 31, 2023 compared to other income, net of $49 million for the three months ended March 31, 2022, primarily due to losses on our mark-to-market investments in 2023 compared to gains in 2022.

Interest Expense, net

Interest expense, net increased $28 million compared to the three months ended March 31, 2022, primarily due to higher debt balances in the first quarter of 2023 resulting from the Exchange Offer that took place in March of 2022 in connection with the merger of IHS Markit.

Loss on Extinguishment of Debt, net

During the three months ended March 31, 2022, we recognized a $17 million loss on extinguishment of debt which includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $101 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

The effective income tax rate was 17.9% for the three months ended March 31, 2023 and 30.4% for the three months ended March 31, 2022, respectively. The higher rate for the three months ended March 31, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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
In January of 2023, we completed the acquisition of ChartIQ, a premier charting provider for the financial services industry. ChartIQ is a professional grade charting solution that allows users to visualize data with a fully interactive web-based library that works seamlessly across web, mobile and desktop. It provides advanced capabilities including trade visualization, options analytics, technical analysis and more. Additionally, ChartIQ allows clients to visualize vendor-supplied data combined with their own proprietary content, alternative datasets or analytics. The acquisition further enhances our S&P Capital IQ Pro platform, our digital investment solutions provider Markit Digital and other workflow solutions to provide the industry with leading visualization capabilities. The acquisition of ChartIQ is not material to our consolidated financial statements.

In January of 2023, we completed the acquisition of TruSight Solutions LLC (“TruSight”) a provider of third-party vendor risk assessments. The acquisition further expands the breadth and depth of S&P Global’s third party vendor risk management solutions by offering high-quality validated assessment data to clients designed to reduce further the vendor due diligence burden on service providers to the financial services industry. The acquisition of TruSight is not material to our consolidated financial statements.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) that resulted a pre-tax gain of $46 million ($34 million after-tax) which was included in Gain on dispositions in the consolidated statements of income.

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

See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.
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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2023	2022	% Change
Revenue	$1,071	$727	47%

Subscription revenue	$890	$659	35%
Recurring variable revenue	$125	$40	N/M
Non-subscription revenue	$56	$28	95%
% of total revenue:
Subscription revenue	83%	90%
Recurring variable revenue	12%	6%
Non-subscription revenue	5%	4%

U.S. revenue	$628	$434	45%
International revenue	$443	$293	51%
% of total revenue:
U.S. revenue	59%	60%
International revenue	41%	40%

Operating profit [1]	$229	$1,489	(85)%
Operating margin %	21%	205%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2023 includes a gain on disposition of $46 million, IHS Markit merger costs of $13 million and employee severance charges of $6 million. 2022 includes a gain on disposition of $1.3 billion, employee severance charges of $18 million and acquisition-related costs of $2 million. 2023 and 2022 includes amortization of intangibles from acquisitions of $141 million and $64 million, respectively.
Revenue increased 47% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for certain Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and certain data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Operating profit decreased 85%. Excluding the impact of a higher gain on dispositions in 2022 of 127 percentage points, higher amortization of intangibles in 2023 of 8 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point and higher acquisition-related costs in 2022 of 1 percentage point, operating profit increased 49% primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, higher compensation costs, higher technology costs, higher outside services costs and the resumption of business travel to more normalized levels in 2023. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $36 million and $34 million for the three months ended March 31, 2023 and 2022, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2023	2022	% Change
Revenue	$824	$868	(5)%

Transaction revenue	$379	$404	(6)%
Non-transaction revenue	$445	$464	(4)%
% of total revenue:
Transaction revenue	46%	47%
Non-transaction revenue	54%	53%

U.S. revenue	$460	$474	(3)%
International revenue	$364	$394	(7)%
% of total revenue:
U.S. revenue	56%	55%
International revenue	44%	45%

Operating profit [1]	$477	$511	(7)%
Operating margin %	58%	59%
12023 and 2022 includes employee severance charges of $1 million and $5 million, respectively. 2023 and 2022 both include amortization of intangibles from acquisitions of $2 million.

Revenue decreased 5%, with an unfavorable impact from foreign exchange rates of 2 percentage points. Transaction revenue decreased primarily due to lower bank loan ratings revenue driven by decreased issuance volumes. Non-transaction revenue decreased due to a decrease in new entity credit ratings revenue, lower Ratings Evaluation Service (“RES”) revenue driven by decreased M&A activity and the unfavorable impact of foreign exchange rates, partially offset by an increase in revenue at our CRISIL subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit decreased 7%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of higher employee severance charges in 2022 of less than 1 percentage point, operating profit decreased 7% primarily due to a decline in revenue partially offset by decrease in expenses. The decrease in expenses was driven by lower occupancy costs, lower outside services expenses and merger-related synergies, partially offset by higher compensation costs.

Market Issuance Volumes

We monitor market issuance volumes regularly within Ratings. Market issuance volumes noted within the discussion that follows are based on where an issuer is located or where the assets associated with an issue are located. Structured Finance issuance includes amounts when a transaction closes, not when initially priced, and excludes domestically rated Chinese issuance. The following tables depict changes in issuance levels as compared to the prior year based on data from SDC Platinum for Corporate bond issuance and based on a composite of external data feeds and Ratings' internal estimates for Structured Finance issuance.

	First Quarter Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	20%	(2)%	(2)%
Investment-grade issuance	(14)%	3%	(8)%
Total issuance **	(11)%	(5)%	(13)%
Note – Global issuance includes U.S., Europe, Asia and the rest of the world.
*     Includes Industrials and Financial Services.
** Includes rated and non-rated issuance.
•Corporate issuance was down in the U.S. and Europe as a result of less favorable macroeconomic conditions in the first quarter of 2023 compared to the same period in 2022.

	First Quarter Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(12)%	105%	(9)%
Structured credit (primarily CLOs)	(42)%	(39)%	(42)%
Commercial mortgage-backed securities (“CMBS”)	(87)%	(35)%	(87)%
Residential mortgage-backed securities (“RMBS”)	(63)%	(38)%	(51)%
Covered bonds	*	23%	2%
Total issuance	(47)%	6%	(28)%
Note – Global issuance includes U.S., Europe, Asia and the rest of the world.
*     Represents no activity in 2023 or 2022.

•ABS issuance decreased in the U.S. driven by a decline in Credit Cards, Student Loans, and Non-Traditional / Esoterics and was up in Europe although from a low 2022 base.

•CLO issuance was down in the U.S. and European structured credit markets primarily due to a decline in refinancing.

•CMBS and RMBS issuance was down in the U.S. and Europe reflecting unfavorable market conditions.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe increased as cheaper government funding programs slowed down.

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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2023	2022	% Change
Revenue	$508	$363	40%

Subscription revenue	$409	$296	38%
Sales usage-based royalties	$19	$19	—%
Non-subscription revenue	$80	$48	67%
% of total revenue:
Subscription revenue	81%	82%
Sales usage-based royalties	4%	5%
Non-subscription revenue	15%	13%

U.S. revenue	$232	$157	47%
International revenue	$276	$206	34%
% of total revenue:
U.S. revenue	46%	43%
International revenue	54%	57%

Operating profit [1]	$187	$158	18%
Operating margin %	37%	44%
N/M - Represents a change equal to or in excess of 100% or not meaningful
12023 includes IHS Markit merger costs of $13 million and employee severance charges of $2 million. 2022 includes employee severance costs of $7 million and acquisition-related costs of $2 million. 2023 and 2022 includes amortization of intangibles from acquisitions of $33 million and $13 million, respectively.

Revenue increased 40% primarily due to the impact of the merger with IHS Markit, higher conference revenue and continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue streams, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 18%. Excluding the impact of higher amortization of intangibles from acquisitions in 2023 of 10 percentage points and higher IHS Markit merger costs in 2023 of 6 percentage points, partially offset by higher employee severance charges in 2022 of 2 percentage points and acquisition-related costs in 2022 of 1 percentage point, operating profit increased 31%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit and an increase in costs related to the Commodity Insights conferences in 2023. Foreign exchange rates had a favorable impact of 3 percentage points.
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

In February of 2023, we completed the acquisition of Market Scan Information Systems Inc. (“Market Scan”), a leading provider of automotive pricing and incentive intelligence, including Automotive Payments as a ServiceTM and its powerful payment calculation engine. The addition of Market Scan to Mobility will enable the integration of detailed transaction intelligence in areas that are complementary to existing services for dealers, OEMs, lenders, and other market participants. The acquisition of Market Scan is not material to our consolidated financial statements.

Mobility includes the following business lines:

•Dealer — includes analytics to predict future buyers, targeted marketing, and vehicle history data to allow people to shop, buy, service and sell used cars;

•Manufacturing — includes insights, forecasts and advisory services spanning the entire automotive value chain, from product planning to marketing, sales and the aftermarket; and

•Financial — includes reports and data feeds to support lenders and insurance companies.

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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2023	2022	% Change
Revenue	$358	$115	N/M

Subscription revenue	$281	$86	N/M
Non-subscription revenue	$77	$29	N/M
% of total revenue:
Subscription revenue	78%	75%
Non-subscription revenue	22%	25%

U.S. revenue	$294	$92	N/M
International revenue	$64	$23	N/M
% of total revenue:
U.S. revenue	82%	80%
International revenue	18%	20%

Operating profit [1]	$64	$18	N/M
Operating margin %	18%	16%

N/M - Represents a change equal to or in excess of 100% or not meaningful

1 2023 includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2022 includes acquisition-related costs of $1 million. 2023 and 2022 includes amortization of intangibles from acquisitions of $74 million and $24 million, respectively.

Revenue and operating profit increased primarily due to the impact of the merger with IHS Markit. The Mobility business was acquired in connection with the merger with IHS Markit on February 28, 2022 and financial results are included since the date of acquisition.

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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2023	2022	% Change
Revenue	$341	$322	6%

Asset-linked fees	$210	$218	(4)%
Subscription revenue	$66	$54	21%
Sales usage-based royalties	$65	$50	30%
% of total revenue:
Asset-linked fees	62%	68%
Subscription revenue	19%	17%
Sales usage-based royalties	19%	16%

U.S. revenue	$281	$271	4%
International revenue	$60	$51	17%
% of total revenue:
U.S. revenue	82%	84%
International revenue	18%	16%

Operating profit [1]	$238	$224	6%
Less: net operating profit attributable to noncontrolling interests	61	59
Net operating profit	$177	$165	8%
Operating margin %	70%	69%
Net operating margin %	52%	51%
1 2023 includes a gain on disposition of $4 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2022 includes employee severance charges of $2 million. 2023 and 2022 includes amortization of intangibles from acquisitions of $9 million and $4 million, respectively.

Revenue at Indices increased 6% primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume from increased volatility, higher data subscription revenue and the impact of the merger with IHS Markit, partially offset by lower average levels of assets under management (“AUM”) for ETFs and mutual funds. Ending AUM for ETFs decreased 6% to $2.723 trillion compared to March 31, 2022. Excluding AUM related to the merger with IHS Markit, average levels of AUM for ETFs decreased 4% to $2.563 trillion compared to the three months ended March 31, 2022. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 6%. Excluding the impact of a higher amortization of intangibles from acquisitions in 2023 of 1 percentage point, operating profit increased 7%. The impact of revenue growth was partially offset by an increase in strategic investments, higher compensation costs driven by annual merit increases and the impact of the merger with IHS Markit. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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
On January 14, 2023, we entered into a securities and asset purchase agreement with Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) to sell our Engineering Solutions business for $975 million in cash, subject to customary purchase price adjustments. We currently anticipate the divestiture to result in after-tax proceeds of approximately $750 million, which proceeds are expected to be used for share repurchases. The agreement follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. The transaction, which is subject to receipt of required regulatory approvals and satisfying other customary closing conditions, is expected to close in the second quarter of 2023.
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2023	2022	% Change
Revenue	$100	$33	N/M

Subscription revenue	$94	$30	N/M
Non-subscription revenue	$6	$3	N/M
% of total revenue:
Subscription revenue	94%	91%
Non-subscription revenue	6%	9%

U.S. revenue	$54	$18	N/M
International revenue	$46	$15	N/M
% of total revenue:
U.S. revenue	54%	55%
International revenue	46%	45%

Operating profit [1]	$14	$1	N/M
Operating margin %	15%	4%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1 2022 includes employee severance charges of $1 million. 2023 and 2022 includes amortization of intangibles from acquisitions of $2 million and $4 million, respectively.

Revenue and operating profit increased primarily due to the impact of the merger with IHS Markit. The Engineering Solutions business was acquired in connection with the merger with IHS Markit on February 28, 2022 and financial results are included since the date of acquisition.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,405 million as of March 31, 2023, an increase of $118 million from December 31, 2022.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2023	2022	% Change
Net cash provided by (used for):
Operating activities	$594	$222	N/M
Investing activities	$(253)	$2,901	N/M
Financing activities	$(230)	$(5,205)	(96)%

In the first three months of 2023, free cash flow increased $337 million to $488 million compared to $151 million in the first three months of 2022. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $372 million to $594 million for the first three months of 2023. The increase is mainly due to higher operating results in 2023, and higher IHS Markit merger costs and a grant payment to the S&P Global Foundation in 2022.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities was $253 million for the first three months of 2023 compared to cash provided by investing activities of $2,901 million in the first three months of 2022, primarily due to cash received from the dispositions of CUSIP Global Services and Oil Price Information Services in 2022. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased $4,975 million to $230 million for the first three months of 2023. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2023. During the three months ended March 31, 2023, we purchased a total of 1.1 million shares for $500 million of cash. During the three months ended March 31, 2022, we purchased a total of 15.2 million shares for $7.0 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Contractual Obligations

We typically have various contractual obligations, which are recorded as liabilities in our consolidated balance sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized. For example, we are contractually committed to contracts for information-technology outsourcing, certain enterprise-wide information-technology software licensing and maintenance. In the first quarter of 2023, S&P Global and Amazon Web Services (“AWS”) entered into a multi-year strategic collaboration agreement with a purchase obligation of $1.0 billion, before incremental credits, over a five-year period. With AWS as its preferred cloud provider, S&P Global will enhance its cloud infrastructure, accelerate business growth, engineer new innovations for key industry segments, and help their customers navigate rapidly changing market conditions.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of March 31, 2023 and December 31, 2022, respectively, there was $898 million and $188 million of commercial paper outstanding.

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
•On November 2, 2007 we issued $400 million of 6.55% Senior Notes due 2037.
•On March 1, 2023, S&P Global Inc. issued new senior notes that have been registered with the SEC and guaranteed by Standard & Poor's Financial Services LLC in exchange for the following series of unregistered senior notes of like principal amount and terms:
•$700 million of 4.75% Senior Notes due 2028 that were originally issued on March 2, 2022;
•$921 million of 4.25% Senior Notes due 2029 that were originally issued on March 2, 2022;
•$1,237 million of 2.45% Senior Notes due 2027 that were originally issued on March 18, 2022;
•$1,227 million of 2.70% Sustainability-Linked Senior Notes due 2029 that were originally issued on March 18, 2022;
•$1,492 million of 2.90% Senior Notes due 2032 that were originally issued on March 18, 2022;
•$974 million of 3.70% Senior Notes due 2052 that were originally issued on March 18, 2022; and

•$500 million of 3.90% Senior Notes due 2062 that were originally issued on March 18, 2022.
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
Summarized results of operations for the three months ended March 31, 2023 are as follows:

(in millions)	2023
Revenue	$754
Operating Profit	528
Net Income	485
Net income attributable to S&P Global Inc.	485

Summarized balance sheet information as of March 31, 2023 and December 31, 2022 is as follows:

(in millions)	March 31,	December 31,
	2023	2022
Current assets (excluding intercompany from Non-Obligor Group)	$836	$699
Non-current assets	1,356	1,410
Current liabilities (excluding intercompany to Non-Obligor Group)	1,638	1,046
Non-current liabilities	11,075	11,172
Intercompany payables to Non-Obligor Group	12,021	11,926

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

(in millions)	2023	2022	% Change
Cash provided by operating activities	$594	$222	N/M
Capital expenditures	(28)	(16)
Distributions to noncontrolling interest holders, net	(78)	(55)
Free cash flow	$488	$151	N/M

(in millions)	2023	2022	% Change
Cash (used for) provided by investing activities	(253)	2,901	N/M
Cash used for financing activities	(230)	(5,205)	(96)%

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 1 — Accounting Policies to the consolidated financial statements in our most recent Form 10-K. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our most recent Form 10-K, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, business combinations, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes, contingencies and redeemable non-controlling interests. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our most recent Form 10-K, there have been no material changes to our critical accounting estimates.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political, and regulatory conditions (including slower GDP growth or recession, instability in the banking sector and inflation), and factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., COVID-19), geopolitical uncertainty (including military conflict), and conditions that may result from legislative, regulatory, trade and policy changes;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2023 and December 31, 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2023 and December 31, 2022, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and held cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of March 31, 2023 and December 31, 2022, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies - Legal & Regulatory Matters to the consolidated financial statements of this Form 10-Q for information on our legal proceedings.

Item 1A. Risk Factors

For a discussion of our risk factors please see Item 1A, Risk Factors, in our most recent Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the first quarter of 2023, we repurchased 1.6 million shares, which included 0.4 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on December 2, 2022 and 1.1 million shares received from our ASR agreement that we entered into on February 13, 2023. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of March 31, 2023, 25.7 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2023 pursuant 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2023	2,586	$357.59	—	27.2 million
February 1 — February 28, 2023 [1,2]	1,762,576	355.41	1,566,034	25.7 million
March 1 — March 31, 2023	1,804	334.39	—	25.7 million
Total — Quarter [1,2]	1,766,966	$355.36	1,566,034	25.7 million

1 Includes 0.4 million shares received from the conclusion of our ASR agreements that we entered into on December 2, 2022.

2 Includes 1.1 million shares received from the initiation of our ASR agreement that we entered into on February 13, 2023. Average price paid per share information does not include this accelerated share repurchase transaction.
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

During the first quarter of 2023, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the first quarter of 2023, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

Item 6. Exhibits

(2)*	Securities and Asset Purchase Agreement dated as of January 14, 2023 between IHS Markit Ltd. and Allium Buyer LLC

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May18, 2020

(3.2)	By-Laws of Registrant, as amended and restated on September 29, 2021

(10.1)**	Form of 2023 Restricted Stock Unit Award Agreement

(10.2)**	Form of 2023 Performance Share Unit Award Agreement

(10.3)**	S&P Dow Jones Indices 2023 Long-Term Cash Incentive Compensation Plan

(10.4)**
Registrant's 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2023, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2022

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

* Pursuant to Item 601(b)(2) of Regulation S-K, portions of the exhibit have been omitted. The registrant hereby agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
** These exhibits relate to management contracts or compensatory plan arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	April 27, 2023	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	April 27, 2023	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer