Form 10-Q
period 2023-06-30
S&P Global Inc.
filed 2023-07-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 21, 2023 (latest practicable date), 318.2 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2023 and 2022, the related consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 27, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$3,101	$2,993	$6,261	$5,383
Expenses:
Operating-related expenses	1,026	1,007	2,114	1,756
Selling and general expenses	771	768	1,476	1,726
Depreciation	24	36	49	62
Amortization of intangibles	261	267	522	379
Total expenses	2,082	2,078	4,161	3,923
Loss (gain) on dispositions	119	(556)	69	(1,899)
Equity in income on unconsolidated subsidiaries	(11)	(11)	(25)	(15)
Operating profit	911	1,482	2,056	3,374
Other income, net	(11)	(1)	—	(50)
Interest expense, net	88	90	174	147
Loss on extinguishment of debt, net	—	2	—	19
Income before taxes on income	834	1,391	1,882	3,258
Provision for taxes on income	259	340	447	908
Net income	575	1,051	1,435	2,350
Less: net income attributable to noncontrolling interests	(64)	(79)	(130)	(143)
Net income attributable to S&P Global Inc.	$511	$972	$1,305	$2,207

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.60	$2.87	$4.08	$7.19
Diluted	$1.60	$2.86	$4.07	$7.17
Weighted-average number of common shares outstanding:
Basic	319.3	338.0	320.3	306.8
Diluted	319.8	339.3	320.9	308.0

Actual shares outstanding at period end			318.2	336.2
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$575	$1,051	$1,435	$2,350

Other comprehensive income:
Foreign currency translation adjustments	30	(95)	73	(116)
Income tax effect	5	(22)	8	(27)
	35	(117)	81	(143)

Pension and other postretirement benefit plans	(12)	(4)	(12)	1
Income tax effect	3	1	4	—
	(9)	(3)	(8)	1

Unrealized gain on cash flow hedges	28	122	—	229
Income tax effect	(6)	(31)	—	(57)
	22	91	—	172

Comprehensive income	623	1,022	1,508	2,380
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(6)	(7)	(11)	(12)
Less: comprehensive income attributable to redeemable noncontrolling interests	(58)	(72)	(119)	(131)
Comprehensive income attributable to S&P Global Inc.	$559	$943	$1,378	$2,237

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,561	$1,286
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts: 2023 - $49; 2022 - $48	2,545	2,494
Prepaid and other current assets	613	588
Assets of a business held for sale	—	1,298
Total current assets	4,720	5,667
Property and equipment, net of accumulated depreciation: 2023 - $802; 2022 - $859	258	297
Right of use assets	401	423
Goodwill	34,827	34,545
Other intangible assets, net	17,912	18,306
Equity investments in unconsolidated subsidiaries	1,792	1,752
Other non-current assets	785	794
Total assets	$60,695	$61,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$488	$450
Accrued compensation and contributions to retirement plans	507	753
Short-term debt	825	226
Income taxes currently payable	127	116
Unearned revenue	3,148	3,126
Other current liabilities	935	1,094
Liabilities of a business held for sale	—	234
Total current liabilities	6,030	5,999
Long-term debt	10,676	10,730
Lease liabilities — non-current	547	577
Pension and other postretirement benefits	185	180
Deferred tax liability — non-current	3,693	4,065
Other non-current liabilities	495	489
Total liabilities	21,626	22,040
Redeemable noncontrolling interest (Note 8)	3,510	3,267
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2023 and 2022 415 million shares	415	415
Additional paid-in capital	44,293	44,422
Retained income	18,279	17,784
Accumulated other comprehensive loss	(813)	(886)
Less: common stock in treasury	(26,706)	(25,347)
Total equity — controlling interests	35,468	36,388
Total equity — noncontrolling interests	91	89
Total equity	35,559	36,477
Total liabilities and equity	$60,695	$61,784

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net income	$1,435	$2,350
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	49	62
Amortization of intangibles	522	379
Provision for losses on accounts receivable	12	12
Deferred income taxes	(384)	(91)
Stock-based compensation	97	143
Loss (gain) on dispositions	69	(1,899)
Loss on extinguishment of debt, net	—	19
Other	44	94
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(44)	387
Prepaid and other current assets	(164)	(31)
Accounts payable and accrued expenses	(93)	(285)
Unearned revenue	(142)	(150)
Other current liabilities	(305)	(265)
Net change in prepaid/accrued income taxes	123	90
Net change in other assets and liabilities	144	(139)
Cash provided by operating activities	1,363	676
Investing Activities:
Capital expenditures	(59)	(40)
Acquisitions, net of cash acquired	(286)	275
Proceeds from dispositions	1,002	3,506
Changes in short-term investments	(1)	4
Cash provided by investing activities	656	3,745
Financing Activities:
Additions to (payments on) short-term debt, net	552	(219)
Proceeds from issuance of senior notes, net	—	5,395
Payments on senior notes	—	(3,684)
Dividends paid to shareholders	(578)	(472)
Proceeds from noncontrolling interest holders	—	410
Distributions to noncontrolling interest holders	(140)	(126)
Contingent consideration payments	(8)	—
Repurchase of treasury shares	(1,501)	(8,503)
Exercise of stock options	7	5
Employee withholding tax on share-based payments	(79)	(74)
Cash used for financing activities	(1,747)	(7,268)
Effect of exchange rate changes on cash	3	(85)
Net change in cash, cash equivalents, and restricted cash	275	(2,932)
Cash, cash equivalents, and restricted cash at beginning of period	1,287	6,505
Cash, cash equivalents, and restricted cash at end of period	$1,562	$3,573

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2023	$415	$44,329	$18,171	$(861)	$25,779	$36,275	$95	$36,370
Comprehensive income [1]			511	48		559	6	565
Dividends (Dividend declared per common share — $0.90 per share)			(290)			(290)	(9)	(299)
Share repurchases		(50)			951	(1,001)		(1,001)
Employee stock plans		16			(24)	40		40
Change in redemption value of redeemable noncontrolling interest			(117)			(117)		(117)
Adjustment to noncontrolling interest		(2)				(2)		(2)
Other			4			4	(1)	3
Balance as of June 30, 2023	$415	$44,293	$18,279	$(813)	$26,706	$35,468	$91	$35,559

Three Months Ended June 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2022	$415	$43,445	$16,065	$(782)	$19,441	$39,702	$79	$39,781
Comprehensive income [1]			972	(29)		943	7	950
Dividends (Dividend declared per common share — $0.85 per share)			(286)			(286)	(10)	(296)
Share repurchases		(225)			1,275	(1,500)		(1,500)
Employee stock plans		22			(5)	27		27
Change in redemption value of redeemable noncontrolling interest			548			548		548
Other			(1)			(1)	(3)	(4)
Balance as of June 30, 2022	$415	$43,242	$17,298	$(811)	$20,711	$39,433	$73	$39,506

See accompanying notes to the unaudited consolidated financial statements.

Six Months Ended June 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			1,305	73		1,378	11	1,389
Dividends (Dividend declared per common share — $1.80 per share)			(578)			(578)	(9)	(587)
Share repurchases					1,501	(1,501)		(1,501)
Employee stock plans		(127)			(142)	15		15
Change in redemption value of redeemable noncontrolling interest			(237)			(237)		(237)
Adjustment to noncontrolling interest		(2)				(2)		(2)
Other			5			5		5
Balance as of June 30, 2023	$415	$44,293	$18,279	$(813)	$26,706	$35,468	$91	$35,559

Six Months Ended June 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			2,207	30		2,237	12	2,249
Dividends (Dividend declared per common share — $1.62 per share)			(472)			(472)	(10)	(482)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(1,275)			7,228	(8,503)		(8,503)
Employee stock plans		71			14	57		57
Change in redemption value of redeemable noncontrolling interest			547			547		547
Other			(1)			(1)	(4)	(5)
Balance as of June 30, 2022	$415	$43,242	$17,298	$(811)	$20,711	$39,433	$73	$39,506

1Excludes comprehensive income of $58 million and $72 million for the three months ended June 30, 2023 and 2022, respectively, and $119 million and $131 million for the six months ended June 30, 2023 and 2022, respectively, attributable to our redeemable noncontrolling interest.

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
•Engineering Solutions is a leading provider of engineering standards and related technical knowledge. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the three months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $3 million in selling and general expenses in the consolidated statement of income ($189 million after-tax, net of a release of a deferred tax liability of $101 million) related to the sale of Engineering Solutions. During the six months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. Following the sale, the assets and liabilities of Engineering Solutions are no longer reported in our consolidated balance sheet as of June 30, 2023. The transaction follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.
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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $1 million as of June 30, 2023 and December 31, 2022.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2023 and December 31, 2022, contract assets were $97 million and $60 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at June 30, 2023 compared to December 31, 2022 is primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by $2.0 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.0 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $194 million and $175 million as of June 30, 2023 and December 31, 2022, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

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

Other Income, net

The components of other income, net for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2023	2022	2023	2022
Other components of net periodic benefit cost	$(6)	$(7)	$(12)	$(11)
Net (gain) loss from investments	(5)	6	12	(39)
Other income, net	$(11)	$(1)	$—	$(50)

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

Divestitures

2023

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the three months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $3 million in selling and general expenses in the consolidated statement of income ($189 million after-tax, net of a release of a deferred tax liability of $101 million) related to the sale of Engineering Solutions. During the six months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. Following the sale, the assets and liabilities of Engineering Solutions are no longer reported in our consolidated balance sheet as of June 30, 2023. The transaction follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the six months ended June 30, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) in Loss (gain) on dispositions related to the sale of a family of leveraged loan indices in our Indices segment.

2022

As a condition of securing regulatory approval for the merger, S&P Global and IHS Markit agreed to divest of certain of their businesses. S&P Global’s divestitures included CUSIP Global Services (“CGS”), its LCD business and a related family of leveraged loan indices while IHS Markit’s divestitures included Oil Price Information Services (“OPIS”); Coal, Metals and Mining; and PetroChem Wire businesses and its Base Chemicals business.

In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $518 million ($396 million after-tax) for the sale of LCD and $38 million ($31 million after-tax) for the sale of a family of leveraged loan indices in Loss (gain) on dispositions in the consolidated statements of income.

In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

In March of 2022, we completed the previously announced sale of CGS, a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the six months ended June 30, 2022, we recorded a pre-tax gain of $1.344 billion ($1.006 billion after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	June 30,	December 31,
	2023	2022 [1]
Accounts Receivable, net	$—	$88
Goodwill	—	437
Other intangible assets, net	—	697
Other assets	—	76
Assets of a business held for sale	$—	$1,298

Accounts payable and accrued expenses	$—	$59
Deferred tax liability	—	27
Unearned revenue	—	148
Liabilities of a business held for sale	$—	$234
1 Assets and liabilities held for sale as of December 31, 2022 relate to Engineering Solutions.

The operating profit of our businesses that were disposed of for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2023	2022	2023	2022
Operating profit [1]	$4	$16	$19	$50
1 The operating profit presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The three and six months ended June 30, 2023 excludes a pre-tax loss related to the sale of Engineering Solutions of $120 million. The three and six months ended June 30, 2022 excludes a pre-tax gain related to the sale LCD and a related family of leveraged loan indices of $518 million and $38 million, respectively. The six months ended June 30, 2022 also excludes a pre-tax gain related to the sale of CGS of $1.3 billion.

3.    Income Taxes

The effective income tax rate was 31.1% and 23.8% for the three and six months ended June 30, 2023, respectively, and 24.5% and 27.9% for the three and six months ended June 30, 2022, respectively. The higher rate for the three months ended June 30, 2023 was primarily due to the tax charge on divestitures. The higher rate for the six months ended June 30, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of June 30, 2023 and December 31, 2022, the total amount of federal, state and local, and foreign unrecognized tax benefits was $245 million and $223 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2023 and December 31, 2022, we had $47 million and $38 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $20 million in the next twelve months as a result of the resolution of local tax examinations.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	June 30, 2023	December 31, 2022
4.125% Senior Notes, due 2023 [1]	$38	$38
3.625% Senior Notes, due 2024 [2]	47	48
4.75% Senior Notes, due 2025 [3]	4	4
4.0% Senior Notes, due 2026 [4]	3	3
2.95% Senior Notes, due 2027 [5]	497	496
2.45% Senior Notes, due 2027 [6]	1,238	1,237
4.75% Senior Notes, due 2028 [7]	817	823
4.25% Senior Notes, due 2029 [8]	1,023	1,029
2.5% Senior Notes, due 2029 [9]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [10]	1,234	1,233
1.25% Senior Notes, due 2030 [11]	594	594
2.90% Senior Notes, due 2032 [12]	1,473	1,472
6.55% Senior Notes, due 2037 [13]	291	290
4.5% Senior Notes, due 2048 [14]	272	272
3.25% Senior Notes, due 2049 [15]	590	590
3.70% Senior Notes, due 2052 [16]	974	974
2.3% Senior Notes, due 2060 [17]	683	682
3.9% Senior Notes, due 2062 [18]	486	486
Commercial paper	740	188
Total debt	11,501	10,956
Less: short-term debt including current maturities	825	226
Long-term debt	$10,676	$10,730
1     Interest payments are due semiannually on February 1 and August 1.
2     Interest payments are due semiannually on May 1 and November 1.
3     Interest payments are due semiannually on February 15 and August 15.
4     Interest payments are due semiannually on March 1 and September 1.
5    Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2023, the unamortized debt discount and issuance costs total $3 million.
6    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2023, the unamortized debt discount and issuance costs total $12 million.
7     Interest payments are due semiannually on February 1 and August 1.
8 Interest payments are due semiannually on May 1 and November 1.
9    Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2023, the unamortized debt discount and issuance costs total $3 million.
10    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2023, the unamortized debt discount and issuance costs total $16 million.
11    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2023, the unamortized debt discount and issuance costs total $6 million.

12 Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2023, the unamortized debt discount and issuance costs total $27 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2023, the unamortized debt discount and issuance costs total $2 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2023, the unamortized debt discount and issuance costs total $11 million.
15 Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2023, the unamortized debt discount and issuance costs total $10 million.
16    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2023, the unamortized debt discount and issuance costs total $26 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2023, the unamortized debt discount and issuance costs total $17 million.
18    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2023, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $9.4 billion and $9.3 billion as of June 30, 2023 and December 31, 2022, respectively, and was estimated based on quoted market prices.

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

During the six months ended June 30, 2022, we recognized a $19 million loss on extinguishment of debt which includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $99 million non-cash write-off related to the fair market value step up premium on extinguished debt.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of June 30, 2023 and December 31, 2022, respectively, there was $740 million and $188 million of commercial paper outstanding.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2023 and December 31, 2022, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of June 30, 2023 and December 31, 2022, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2023 and twelve months ended December 31, 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of June 30, 2023 and December 31, 2022, the aggregate notional value of these outstanding forward contracts was $2.0 billion and $1.8 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other current assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets as of June 30, 2023 and December 31, 2022 was $21 million and $5 million, respectively. The amount recorded in other current liabilities as of June 30, 2023 and December 31, 2022 was $1 million and $37 million, respectively. The amount recorded in selling and general expense related to these contracts was a net gain of $29 million and $58 million for three and six months ended June 30, 2023, respectively, and a net loss of $49 million and $69 million for three and six months ended June 30, 2022, respectively.

Net Investment Hedges

As of June 30, 2023 and December 31, 2022, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. As of June 30, 2023 and December 31, 2022, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and six months ended June 30, 2023 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $6 million and $12 million for the three and six months ended June 30, 2023 and net interest expense of $8 million and $18 million for the three and six months ended June 30, 2022, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the six months ended June 30, 2023 and the twelve months ended December 31, 2022, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2025 and the fourth quarter of 2024, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of June 30, 2023, we estimate that $7 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of June 30, 2023 and December 31, 2022, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $443 million and $529 million, respectively.

Interest Rate Swaps

As of June 30, 2023 and December 31, 2022, we held positions in a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into interest expense, net in the same period that the hedged transaction affects earnings.

As of June 30, 2023 and December 31,2022, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $1.4 billion.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of June 30, 2023 and December 31, 2022:

(in millions)		June 30,	December 31,
Balance Sheet Location		2023	2022
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$10	$3
Other current liabilities	Foreign exchange forward contracts	$1	$7
Other non-current assets	Interest rate swap contracts	$134	$145
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$54	$84
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2023	2022		2023	2022
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$4	$(12)	Revenue, Selling and general expenses	$2	$(1)
Interest rate swap contracts	$25	$135	Interest expense, net	$(1)	$(1)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(22)	$80	Interest expense, net	$(1)	$(1)
Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2023	2022		2023	2022
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$9	$(18)	Revenue, Selling and general expenses	$3	$1
Interest rate swap contracts	$(9)	$248	Interest expense, net	$(2)	$(2)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(31)	$106	Interest expense, net	$(2)	$(2)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2023	2022	2023	2022
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$4	$1	$—	$6
Change in fair value, net of tax	5	(11)	10	(14)
Reclassification into earnings, net of tax	(2)	1	(3)	(1)
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$7	$(9)	$7	$(9)
Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$23	$(118)	$48	$(203)
Change in fair value, net of tax	17	101	(9)	185
Reclassification into earnings, net of tax	1	1	2	2
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$41	$(16)	$41	$(16)

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$49	$(2)	$56	$(17)
Change in fair value, net of tax	(18)	63	(26)	77
Reclassification into earnings, net of tax	1	1	2	2
Net unrealized gains on net investment hedges, net of taxes, end of period	$32	$62	$32	$62
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2023	2022	2023	2022
Service cost	$1	$1	$1	$1
Interest cost	19	12	37	25
Expected return on assets	(25)	(22)	(50)	(44)
Amortization of prior service credit / actuarial loss	—	3	1	6
Net periodic benefit cost	$(5)	$(6)	$(11)	$(12)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2023 and 2022.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2023. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2023 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2023, we contributed $5 million to our retirement plans and expect to make additional required contributions of approximately $5 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the second half of 2023.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

Total stock-based compensation expense related to restricted stock and other stock-based awards was $97 million for the six months ended June 30, 2023 and $143 million for the six months ended June 30, 2022. Stock-based compensation expense for the six months ended June 30, 2022 primarily related to the early vesting of IHS Markit equity awards as a result of employee terminations and restructuring efforts. During the six months ended June 30, 2023, the Company granted 0.5 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $350.42 per share. Total unrecognized compensation expense related to unvested equity awards as of June 30, 2023 was $235 million, which is expected to be recognized over a weighted average period of 1.7 years.

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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2023, 22.9 million shares remained available under the 2022 Repurchase Program and the 2020 repurchase program was complete. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

The terms of each ASR agreement entered into during the six months ended June 30, 2023 and 2022, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
May 8, 2023 [1]	2.5	—	2.5	$—	$1,000
February 13, 2023 [2]	1.1	0.3	1.4	$341.95	$500
May 13, 2022 [3]	3.8	0.6	4.4	$343.85	$1,500
March 1, 2022 [4]	15.2	4.1	19.3	$362.03	$7,000
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and initially received shares valued at 87.5% of the $1 billion at a price equal to the market price of the Company's common stock on May 8, 2023 when the Company received an initial delivery of 2.5 million shares from the ASR program. The final settlement of the transaction under the ASR is expected to be completed no later than the third quarter of 2023. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company's common stock on February 13, 2023 when the Company received an initial delivery of 1.1 million shares from the ASR program. We completed the ASR agreement on May 5, 2023 and received an additional 0.3 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
3 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.5 billion and initially received shares valued at 85% of the $1.5 billion at a price equal to the market price of the Company's common stock on May 13, 2022 when the Company received an initial delivery of 3.8 million shares from the ASR program. We completed the ASR agreement on August 2, 2022 and received an additional 0.6 million shares. The ASR agreement was executed under our 2020 Repurchase Program.
4 The ASR agreement was structured as an uncapped ASR agreement in which we paid $7 billion and initially received shares valued at 85% of the $7 billion at a price equal to the then market price of the Company's common stock on March 1, 2022 when the company received an initial delivery of 15.2 million shares from the ASR program. We completed the ASR agreement on August 9, 2022 and received an additional 4.1 million shares. The ASR agreement was executed under our 2020 Repurchase Program.

During the six months ended June 30, 2023, we received 4.3 million shares, including 0.4 million shares received in February of 2023 related to our December 2, 2022 ASR agreement. During the six months ended June 30, 2023, we purchased a total of 3.9 million shares for $1.5 billion of cash. During the six months ended June 30, 2022, we purchased a total of 19.0 million shares for $8.5 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interest during the six months ended June 30, 2023 were as follows:

(in millions)
Balance as of December 31, 2022	$3,267
Net income attributable to redeemable noncontrolling interest	119
Distributions payable to redeemable noncontrolling interest	(121)
Redemption value adjustment	237
Other [1]	8
Balance as of June 30, 2023	$3,510
1 Relates to foreign currency translation adjustments.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2023:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(582)		$(349)		$45		$(886)
Other comprehensive income (loss) before reclassifications	81	1	(10)		—		71
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		2	2	—	3	2
Net other comprehensive income (loss)	81		(8)		—		73
Balance as of June 30, 2023	$(501)		$(357)		$45		$(813)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the six months ended June 30, 2023. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2023	2022	2023	2022
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$511	$972	$1,305	$2,207

Basic weighted-average number of common shares outstanding	319.3	338.0	320.3	306.8
Effect of stock options and other dilutive securities	0.5	1.3	0.6	1.2
Diluted weighted-average number of common shares outstanding	319.8	339.3	320.9	308.0

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.60	$2.87	$4.08	$7.19
Diluted	$1.60	$2.86	$4.07	$7.17

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2023 and 2022, there were no stock options excluded. Restricted performance shares outstanding of 0.8 million and 0.6 million as of June 30, 2023 and 2022, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2023 and 2022 restructuring plan consisted of a company-wide workforce reduction of approximately 290 and 1,440 positions, respectively, and is further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2023 by segment is as follows:

	2023 Restructuring Plan		2022 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$21	$19	$86	$26
Ratings	5	4	26	7
Commodity Insights	15	15	45	11
Mobility	4	3	2	1
Indices	3	3	13	5
Engineering Solutions	—	—	2	1
Corporate	14	12	109	22
Total	$62	$56	$283	$73

We recorded a pre-tax restructuring charge of $62 million primarily related to employee severance charges for the 2023 restructuring plan during the six months ended June 30, 2023 and have reduced the reserve by $6 million.

The ending reserve balance for the 2022 restructuring plan was $164 million as of December 31, 2022. For the six months ended June 30, 2023, we have reduced the reserve for the 2022 restructuring plan by $91 million. The ending reserve balance for the 2021 restructuring plan was $2 million and $10 million as of June 30, 2023 and December 31, 2022, respectively. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have six reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility, Indices, and Engineering Solutions. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other income, net, interest expense, net, or loss on extinguishment of debt, net, as these are amounts that do not affect the operating results of our reportable segments. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

A summary of operating results for the periods ended June 30 is as follows:

Revenue	Three Months		Six Months
(in millions)	2023	2022	2023	2022
Market Intelligence	$1,079	$1,030	$2,150	$1,758
Ratings	851	796	1,675	1,663
Commodity Insights	462	438	970	801
Mobility	369	337	727	452
Indices	348	339	689	661
Engineering Solutions	33	96	133	129
Intersegment elimination [1]	(41)	(43)	(83)	(81)
Total revenue	$3,101	$2,993	$6,261	$5,383

Operating Profit	Three Months		Six Months
(in millions)	2023	2022	2023	2022
Market Intelligence [2]	$176	$702	$404	$2,191
Ratings [3]	486	464	962	976
Commodity Insights [4]	156	141	343	299
Mobility [5]	68	58	133	76
Indices [6]	226	270	464	493
Engineering Solutions [7]	4	1	19	2
Total reportable segments	1,116	1,636	2,325	4,037
Corporate Unallocated expense [8]	(216)	(165)	(294)	(678)
Equity in Income on Unconsolidated Subsidiaries [9]	11	11	25	15
Total operating profit	$911	$1,482	$2,056	$3,374
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $16 million and $22 million, respectively, IHS Markit merger costs of $12 million and $25 million, respectively, and an asset impairment of $5 million. Operating profit for the six months ended June 30, 2023 includes a gain on dispositions of $46 million. Operating profit for the three and six months ended June 30, 2022 includes a gain on dispositions of $518 million and $1.9 billion, respectively, employee severance charges of $13 million and $31 million, respectively, IHS Markit merger costs of $12 million and $15 million, respectively, and acquisition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $140 million and $133 million for the three months ended June 30, 2023 and 2022, respectively, and $281 million and $197 million for the six months ended June 30, 2023 and 2022, respectively.
3 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $4 million and $5 million, respectively. Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $7 million and $12 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2023 and 2022, and $4 million and $3 million for the six months ended June 30, 2023 and 2022, respectively.

4 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $14 million and $15 million, respectively, and IHS Markit merger costs of $8 million and $20 million, respectively. Operating profit for the three and six months ended June 30, 2022 includes employee severance costs of $17 million and $24 million, respectively, and IHS Markit merger costs of $4 million and $6 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $33 million and $32 million for the three months ended June 30, 2023 and 2022, respectively, and $66 million and $45 million for the six months ended June 30, 2023 and 2022, respectively.
5 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $3 million and $4 million, respectively, and acquisition-related costs of $1 million. Operating profit for the six months ended June 30, 2023 includes IHS Markit merger costs of $1 million. Operating profit for the three and six months ended June 30, 2022 includes acquisition-related costs of $3 million and $4 million, respectively, employee severance charges of $2 million and IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million and $77 million for the three months ended June 30, 2023 and 2022, respectively, and $150 million and $101 million for the six months ended June 30, 2023 and 2022, respectively.
6 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $2 million and $3 million, respectively, and IHS Markit merger costs of $1 million and $2 million, respectively. Operating profit for the six months ended June 30, 2023 includes a gain on disposition of $4 million. Operating profit for the three and six months ended June 30, 2022 includes a gain on disposition of $38 million, employee severance charges of $2 million and $4 million, respectively, and IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended June 30, 2023 and 2022 and $18 million and $13 million for the six months ended June 30, 2023 and 2022, respectively.
7 As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date. Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $1 million and $2 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $15 million for the three months ended June 30, 2022 and $1 million and $19 million for the six months ended June 30, 2023 and 2022, respectively.
8 Corporate Unallocated expense for the three and six months ended June 30, 2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $30 million and $66 million, respectively, lease impairments of $15 million, employee severance charges of $12 million and $14 million, respectively, disposition-related costs of $3 million and $16 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Corporate Unallocated expense for the three and six months ended June 30, 2022 includes IHS Markit merger costs of $117 million and $357 million, respectively, employee severance charges of $18 million and $64 million, respectively, acquisition-related costs of $4 million and $5 million, respectively, and asset write-offs of $3 million. The six months ended June 30, 2022 includes a S&P Foundation grant of $200 million and lease impairments of $5 million. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2023 and $2 million and $1 million for the six months ended June 30, 2023 and 2022, respectively.
9 Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $14 million for the three months ended June 30, 2023 and 2022 and $28 million for the six months ended June 30, 2023 and 2022.

The following table presents our revenue disaggregated by revenue type for the periods ended June 30:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2023
Subscription	$910	$—	$420	$292	$70	$31	$—	$1,723
Non-subscription / Transaction	39	383	24	77	—	2	—	525
Non-transaction	—	468	—	—	—	—	(41)	427
Asset-linked fees	—	—	—	—	211	—	—	211
Sales usage-based royalties	—	—	18	—	67	—	—	85
Recurring variable revenue	130	—	—	—	—	—		130
Total revenue	$1,079	$851	$462	$369	$348	$33	$(41)	$3,101

Timing of revenue recognition
Services transferred at a point in time	$39	$383	$24	$77	$—	$2	$—	$525
Services transferred over time	1,040	468	438	292	348	31	(41)	2,576
Total revenue	$1,079	$851	$462	$369	$348	$33	$(41)	$3,101

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Six Months Ended June 30, 2023
Subscription	$1,800	$—	$829	$573	$136	$125	$—	$3,463
Non-subscription / Transaction	95	761	104	154	—	8	—	1,122
Non-transaction	—	914	—	—	—	—	(83)	831
Asset-linked fees	—	—	—	—	420	—	—	420
Sales usage-based royalties	—	—	37	—	133	—	—	170
Recurring variable revenue	255	—	—	—	—	—	—	255
Total revenue	$2,150	$1,675	$970	$727	$689	$133	$(83)	$6,261

Timing of revenue recognition
Services transferred at a point in time	$95	$761	$104	$154	$—	$8	$—	$1,122
Services transferred over time	2,055	914	866	573	689	125	(83)	5,139
Total revenue	$2,150	$1,675	$970	$727	$689	$133	$(83)	$6,261

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2022
Subscription	$867	$—	$397	$264	$68	$89	$—	$1,685
Non-subscription / Transaction	42	344	26	73	—	7	—	492
Non-transaction	—	452	—	—	—	—	(43)	409
Asset-linked fees	—	—	—	—	214	—	—	214
Sales usage-based royalties	—	—	15	—	57	—	—	72
Recurring variable revenue	121	—	—		—		—	121
Total revenue	$1,030	$796	$438	$337	$339	$96	$(43)	$2,993

Timing of revenue recognition
Services transferred at a point in time	$42	$344	$26	$73	$—	$7	$—	$492
Services transferred over time	988	452	412	264	339	89	(43)	2,501
Total revenue	$1,030	$796	$438	$337	$339	$96	$(43)	$2,993

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Six Months Ended June 30, 2022
Subscription	$1,526	$—	$694	$350	$121	$119	$—	$2,810
Non-subscription / Transaction	71	747	74	102	—	10	—	1,004
Non-transaction	—	916	—	—	—	—	(81)	835
Asset-linked fees	—	—	—	—	433	—	—	433
Sales usage-based royalties	—	—	33	—	107	—	—	140
Recurring variable revenue	161	—	—	—	—	—	—	161
Total revenue	$1,758	$1,663	$801	$452	$661	$129	$(81)	$5,383

Timing of revenue recognition
Services transferred at a point in time	$71	$747	$74	$102	$—	$10	$—	$1,004
Services transferred over time	1,687	916	727	350	661	119	(81)	4,379
Total revenue	$1,758	$1,663	$801	$452	$661	$129	$(81)	$5,383
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2023	2022	2023	2022
U.S.	$1,865	$1,782	$3,791	$3,208
European region	703	699	1,414	1,266
Asia	342	326	679	590
Rest of the world	191	186	377	319
Total	$3,101	$2,993	$6,261	$5,383
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
During the three and six months ended June 30, 2023 we a recorded pre-tax impairment charge of $5 million and $11 million related to the impairment and abandonment of operating lease related ROU assets. During the three and six months ended June 30, 2022 we a recorded pre-tax impairment charge of $20 million and $25 million, respectively, related to the impairment and abandonment of operating lease related ROU assets.The pre-tax impairment charge recorded during the three months ended

June 30, 2022 is primarily associated with consolidating our real estate facilities following the merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.

The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of June 30, 2023 and December 31, 2022:

(in millions)		June 30,	December 31,
Balance Sheet Location		2023	2022
Assets
Right of use assets	Lease right of use assets	$401	$423
Liabilities
Other current liabilities	Current lease liabilities	115	118
Lease liabilities — non-current	Non-current lease liabilities	547	577
The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2023	2022	2023	2022
Operating lease cost	$36	$39	$66	$71
Sublease income	(5)	(1)	(9)	(2)
Total lease cost	$31	$38	$57	$69

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2023	2022	2023	2022
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$38	$43	$77	$81

Right of use assets obtained in exchange for lease obligations
Operating leases	—	4	—	4

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	6.4	6.6
Weighted-average discount rate	3.20%	3.17%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2023 (Excluding the six months ended June 30, 2023)	$72
2024	122
2025	106
2026	93
2027	86
2028 and beyond	269
Total undiscounted lease payments	$748
Less: Imputed interest	86
Present value of lease liabilities	$662

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2023, S&P Dow Jones Indices LLC earned $45 million and $89 million, respectively, of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2022, S&P Dow Jones Indices LLC earned $46 million and $87 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, (“S&P Global,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2023. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2022 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Six Months Ended June 30, 2023 and 2022
•Liquidity and Capital Resources
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
•Engineering Solutions is a leading provider of engineering standards and related technical knowledge. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the three months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $3 million in selling and general expenses in the consolidated statement of income ($189 million after-tax, net of a release of a deferred tax liability of $101 million) related to the sale of Engineering Solutions. During the six months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction follows our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. See Note 2 - Acquisitions and Divestitures for additional information.

On February 28, 2022, we completed the merger with IHS Markit Ltd (“IHS Markit”), and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the financial results include IHS Markit from the date of acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

Key results for the periods ended June 30 are as follows:

(in millions)	Three Months			Six Months
	2023	2022	% Change [1]	2023	2022	% Change [1]
Revenue	$3,101	$2,993	4%	$6,261	$5,383	16%
Operating profit [2]	$911	$1,482	(39)%	$2,056	$3,374	(39)%
Operating margin %	29%	50%		33%	63%
Diluted earnings per share from net income	$1.60	$2.86	(44)%	$4.07	$7.17	(43)%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended June 30, 2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $51 million, employee severance charges of $51 million, disposition-related costs of $3 million, and acquisition-related costs of $2 million. Operating profit for the six months ended June 30, 2023 includes IHS Markit merger costs of $115 million, a loss on disposition of $69 million, employee severance charges of $62 million, disposition-related costs of $16 million, and acquisition-related costs of $3 million. Operating profit for the three and six months ended June 30, 2023 includes lease impairments of $15 million and asset impairment of $5 million. Operating profit for the three months ended June 30, 2022 includes a gain on dispositions of $556 million, IHS Markit merger costs of $135 million, employee severance charges of $61 million, acquisition-related costs of $7 million and an asset impairment of $3 million. Operating profit for the six months ended June 30, 2022 includes a gain on dispositions of $1.9 billion, IHS Markit merger costs of $379 million, a S&P Foundation grant of $200 million, employee severance charges of $139 million, acquisition-related costs of $8 million, lease impairments of $5 million and an asset write-off of $3 million. Operating profit also includes amortization of intangibles from acquisitions of $275 million and $282 million for the three months ended June 30, 2023 and 2022, respectively, and $550 million and $407 million for the six months ended June 30, 2023 and 2022, respectively.

Three Months
Revenue increased 4% driven by increases at Ratings, Market Intelligence, Mobility, Commodity Insights and Indices, partially offset by a decrease at Engineering Solutions which was unfavorably impacted by its sale on May 2, 2023. The increase at Ratings was primarily due to growth in corporate bond ratings transaction revenue driven by increased investment-grade and high-yield issuance volumes due to an increase in refinancing activity. The increase at Market Intelligence was primarily due to subscription revenue growth for data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, Desktop products, and RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions. The increase at Mobility was primarily due to price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Indices was primarily due to higher exchange-traded derivative revenue and higher data subscription revenue. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 39%. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 45 percentage points and higher lease impairments in 2023 of 1 percentage point, partially offset by higher IHS Markit merger costs in 2022 of 6 percentage points, operating profit increased 1%. The increase was primarily due to revenue growth, partially offset by increased incentives and higher compensation costs. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months

Revenue increased 16% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for Desktop products, RatingsXpress®, RatingsDirect®, and data feed products within Data & Advisory Solutions at Market Intelligence; continued demand for market data and market insights products and higher conference revenue at Commodity Insights; higher exchange-traded derivative revenue and higher data subscription revenue at Indices; and growth in corporate bond ratings transaction revenue driven by increased investment-grade and high-yield issuance volumes due to an increase in refinancing activity at Ratings. These increases were partially offset by a decrease at Engineering Solutions which was unfavorably impacted by the sale on May 2, 2023 and lower bank loan ratings revenue at Ratings. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit decreased 39%. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 61 percentage points and higher amortization of intangibles in 2023 of 4 percentage points, partially offset by the impact of higher IHS Markit merger costs in 2022 of 8 percentage points, the impact of a S&P Foundation grant in 2022 of 6 percentage points and higher employee severance charges in 2022 of 2 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, increased incentives, higher compensation costs and an increase in technology costs. Foreign exchange rates had a favorable impact of 1 percentage point.

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
•
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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Consolidated Review

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$3,101	$2,993	4%	$6,261	$5,383	16%
Total Expenses:
Operating-related expenses	1,026	1,007	2%	2,114	1,756	20%
Selling and general expenses	771	768	—%	1,476	1,726	(14)%
Depreciation and amortization	285	303	(6)%	571	441	30%
Total expenses	2,082	2,078	—%	4,161	3,923	6%
Loss (gain) on dispositions	119	(556)	N/M	69	(1,899)	N/M
Equity in Income on Unconsolidated Subsidiaries	(11)	(11)	—%	(25)	(15)	74%
Operating profit	911	1,482	(39)%	2,056	3,374	(39)%
Other income, net	(11)	(1)	N/M	—	(50)	N/M
Interest expense, net	88	90	(1)%	174	147	19%
Loss on extinguishment of debt, net	—	2	N/M	—	19	N/M
Provision for taxes on income	259	340	(24)%	447	908	(51)%
Net income	575	1,051	(45)%	1,435	2,350	(39)%
Less: net income attributable to noncontrolling interests	(64)	(79)	19%	(130)	(143)	10%
Net income attributable to S&P Global Inc.	$511	$972	(47)%	$1,305	$2,207	(41)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue
The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$3,101	$2,993	4%	$6,261	$5,383	16%

Subscription revenue	1,723	1,685	2%	3,463	2,810	23%
Non-subscription / transaction revenue	525	492	7%	1,122	1,004	12%
Non-transaction revenue	427	409	4%	831	835	—%
Asset-linked fees	211	214	(2)%	420	433	(3)%
Sales usage-based royalties	85	72	19%	170	140	20%
Recurring variable	130	121	8%	255	161	58%

% of total revenue:
Subscription revenue	56%	56%		55%	52%
Non-subscription / transaction revenue	17%	17%		19%	19%
Non-transaction revenue	14%	14%		13%	15%
Asset-linked fees	7%	7%		7%	8%
Sales usage-based royalties	2%	2%		4%	3%
Recurring variable	4%	4%		2%	3%

U.S. revenue	$1,865	$1,782	5%	$3,791	$3,208	18%
International revenue:
European region	703	699	1%	1,414	1,266	12%
Asia	342	326	5%	679	590	15%
Rest of the world	191	186	2%	377	319	18%
Total international revenue	$1,236	$1,211	2%	$2,470	$2,175	14%
% of total revenue:
U.S. revenue	60%	60%		61%	60%
International revenue	40%	40%		39%	40%

Three Months
Revenue increased 4% as compared to the three months ended June 30, 2022. Subscription revenue increased due growth in data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, Desktop products, and RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions at Market Intelligence, price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023 at Mobility, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices, partially offset by a decrease at Engineering Solutions which was unfavorably impacted by its sale on May 2, 2023. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue driven by increased investment-grade and high-yield issuance volumes due to an increase in refinancing activity at Ratings. Non-transaction revenue increased due to an increase in surveillance revenue, higher Ratings Evaluation Service (“RES”) revenue and an increase in revenue at our CRISIL subsidiary, partially offset by a decrease in new entity credit ratings revenue. Asset linked fees decreased at Indices driven by product mix. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence increased due to fixed income new issuance volumes. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.
Six Months

Revenue increased 16% as compared to the six months ended June 30, 2022. Subscription revenue increased primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices, partially offset by a decrease at Engineering Solutions which was unfavorably impacted by its sale on May 2, 2023. Non-subscription / transaction revenue increased due to the impact of the merger with IHS Markit, growth in corporate bond ratings revenue driven by increased investment-grade and high-yield issuance volumes due to an increase in refinancing activity at Ratings and an increase in conference revenue at Commodity Insights, partially offset by a decrease in bank loan ratings revenue at Ratings. Non-transaction revenue decreased due to a decrease in new entity credit ratings revenue, partially offset by an increase in surveillance revenue and an increase in revenue at our CRISIL subsidiary. Asset linked fees decreased at Indices driven by product mix. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence increased due to the impact of the merger with IHS Markit and represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2023		2022		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$486	$269	$458	$241	6%	12%
Ratings [2]	236	120	225	90	5%	34%
Commodity Insights [3]	154	117	139	124	11%	(5)%
Mobility [4]	100	122	86	114	16%	7%
Indices [5]	58	54	52	43	12%	24%
Engineering Solutions [6]	22	6	59	22	(62)%	(71)%
Intersegment eliminations [7]	(41)	—	(43)	—	4%	N/M
Total segments	1,015	688	976	634	4%	9%
Corporate Unallocated expense [8]	11	83	31	134	(65)%	(38)%
Total	$1,026	$771	$1,007	$768	2%	—%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2023 selling and general expenses include employee severance charges of $16 million, IHS Markit merger costs of $12 million, and an asset impairment of $5 million. In 2022, selling and general expenses include include employee severance charges of $13 million, IHS Markit merger costs of $12 million, and acquisition-related costs of $1 million.
2 In 2023 and 2022, selling and general expenses include employee severance charges of $4 million and $7 million, respectively.
3 In 2023, selling and general expenses include employee severance charges of $14 million and IHS Markit merger costs of $8 million. In 2022, selling and general expenses include employee severance costs of $17 million and acquisition-related costs of $4 million.
4 In 2023, selling and general expenses include employee severance charges of $3 million and acquisition-related costs of $1 million. In 2022, selling and general expenses include acquisition-related costs of $3 million, employee severance charges of $2 million, and IHS Markit merger costs of $1 million.
5 In 2023, selling and general expenses include employee severance charges of $2 million and IHS Markit merger costs of $1 million. In 2022, selling and general expenses include employee severance charges of $2 million and acquisition-related costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $1 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2023, selling and general expenses include IHS Markit merger costs of $30 million, lease impairments of $15 million, employee severance charges of $12 million, disposition-related costs of $3 million, and acquisition-related costs of $1 million. In 2022, selling and general expenses include IHS Markit merger costs of $117 million, employee severance charges of $18 million, acquisition-related costs of $4 million, and an asset write-off of $3 million.

Operating-Related Expenses

Operating-related expenses increased 2% primarily driven by increased incentives and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased less than 1%. Excluding the favorable impact of higher IHS Markit merger costs in 2022 of 15 percentage points, higher employee severance charges in 2022 of 2 percentage points, higher acquisition-related costs in 2022 of 1 percentage point, partially offset by higher lease impairments in 2023 of 3 percentage points, selling and general expenses increased 15%. The increase was primarily driven by increased incentives and higher compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased to $285 million in 2023 compared to $303 million in 2022, primarily due to lower depreciation driven by asset disposals and lower intangible asset amortization driven by the impact of the sale of Engineering Solutions on May 2, 2023.

Six Months

(in millions)	2023		2022		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$974	$519	$779	$431	25%	20%
Ratings [2]	468	226	463	200	1%	13%
Commodity Insights [3]	337	221	253	202	33%	10%
Mobility [4]	200	239	117	155	71%	54%
Indices [5]	111	98	99	88	11%	11%
Engineering Solutions [6]	85	27	79	29	8%	(7)%
Intersegment eliminations [7]	(83)	—	(81)	—	(2)%	N/M
Total segments	2,092	1,330	1,709	1,105	22%	20%
Corporate Unallocated expense [8]	22	146	47	621	(54)%	(76)%
Total	$2,114	$1,476	$1,756	$1,726	20%	(14)%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2023 selling and general expenses include IHS Markit merger costs of $25 million, employee severance charges of $22 million, and an asset impairment of $5 million. In 2022, selling and general expenses include employee severance charges of $31 million, IHS Markit merger costs of $15 million and acquisition-related costs of $1 million.
2 In 2023 and 2022, selling and general expenses include employee severance charges of $5 million and $12 million, respectively.
3 In 2023, selling and general expenses include IHS Markit merger costs of $20 million and employee severance charges of $15 million. In 2022, selling and general expenses include employee severance costs of $24 million and IHS Markit merger costs of $6 million.
4 In 2023, selling and general expenses include employee severance charges of $4 million, acquisition-related costs of $1 million, and IHS Markit merger costs of $1 million. In 2022, selling and general expenses include acquisition-related costs of $4 million, employee severance charges of $2 million, and IHS Markit merger costs of $1 million.
5 In 2023, selling and general expenses include employee severance charges of $3 million and IHS Markit merger costs of $2 million. In 2022, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $2 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2023, selling and general expenses include IHS Markit merger costs of $66 million, lease impairments of $15 million, disposition-related costs of $16 million, employee severance charges of $14 million, and acquisition-related costs of $2 million. In 2022, selling and general expenses include IHS Markit merger costs of $357 million, a S&P Foundation grant of $200 million, employee severance charges of $64 million, acquisition-related costs of $5 million, lease impairments of $5 million, and an asset write-off of $3 million.
Operating-Related Expenses

Operating-related expenses increased 20% primarily driven by the impact of the merger with IHS Markit, increased incentives and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 14%. Excluding the favorable impact of higher IHS Markit merger costs in 2022 of 21 percentage points, a S&P Foundation grant in 2022 of 16 percentage points and higher employee severance charges in 2022 of 6 percentage points, partially offset by disposition-related costs in 2023 of 1 percentage points and higher lease impairments in 2023 of 1 percentage point, selling and general expenses increased 27%. The increase was primarily driven by the impact of the merger with IHS Markit, increased incentives and higher compensation costs.

Depreciation and Amortization

Depreciation and amortization increased to $571 million in 2023 compared to $441 million in 2022, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit, partially offset by lower intangible asset amortization driven by the impact of the sale of Engineering Solutions on May 2, 2023.

Loss (Gain) on Dispositions

During the three and six months ended June 30, 2023, we completed the following disposition and received a contingent payment that were included in Loss (gain) on dispositions in the consolidated statements of income:

•During the three months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $3 million in selling and general expenses in the consolidated statement of income ($189 million after-tax, net of a release of a deferred tax liability of $101 million) related to the sale of Engineering Solutions. During the six months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions.

•In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the six months ended June 30, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) related to the sale of a family of leveraged loan indices in our Indices segment.

During the six months ended June 30, 2022, we completed the following dispositions that were included in Loss (gain) on dispositions in the consolidated statement of income:

•In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $518 million ($396 million after tax) for the sale of LCD and $38 million ($31 million after tax) for the sale of a family of leveraged loan indices in Loss (gain) on dispositions in the consolidated statements of income.

•In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

•In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the six months ended June 30, 2022, we recorded a pre-tax gain of $1.344 billion ($1.006 billion after tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:
Three Months

(in millions)	2023	2022	% Change
Market Intelligence [1]	$176	$702	(75)%
Ratings [2]	486	464	5%
Commodity Insights [3]	156	141	10%
Mobility [4]	68	58	18%
Indices [5]	226	270	(16)%
Engineering Solutions [6]	4	1	N/M
Total segment operating profit	1,116	1,636	(32)%
Corporate Unallocated expense [7]	(216)	(165)	(31)%
Equity in Income on Unconsolidated Subsidiaries [8]	11	11	—%
Total operating profit	$911	$1,482	(39)%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2023 includes employee severance charges of $16 million, IHS Markit merger costs of $12 million, and an asset impairment of $5 million. 2022 includes a gain on disposition of $518 million, employee severance charges of $13 million, IHS Markit merger costs of $12 million, and acquisition-related costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $140 million and $133 million, respectively.
2    2023 and 2022 include employee severance charges of $4 million and $7 million, respectively. 2023 and 2022 both include amortization of intangibles from acquisitions of $2 million.
3 2023 includes employee severance charges of $14 million and IHS Markit merger costs of $8 million. 2022 includes employee severance charges of $17 million and IHS Markit merger costs of $4 million. 2023 and 2022 include amortization of intangibles from acquisitions of $33 million and $32 million, respectively.
4    2023 includes employee severance charges of $3 million and acquisition-related costs of $1 million. 2022 includes acquisition-related costs of $3 million, employee severance charges of $2 million, and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $76 million and $77 million, respectively.
5    2023 includes employee severance charges of $2 million and IHS Markit merger costs of $1 million. 2022 includes a gain on disposition of $38 million, employee severance charges of $2 million, and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $9 million.
6    2022 includes employee severance charges of $1 million. 2022 includes amortization of intangibles from acquisitions of $15 million.
7    2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $30 million, lease impairments of $15 million, employee severance charges of $12 million, disposition-related costs of $3 million, and acquisition-related costs of $1 million. 2022 includes IHS Markit merger costs of $117 million, employee severance charges of $18 million, acquisition-related costs of $4 million, and an asset write-off of $3 million. 2023 includes amortization of intangibles from acquisitions of $1 million.
8    2023 and 2022 include amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Segment operating profit decreased 32% as compared to 2022. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 34 percentage points, segment operating profit increased 2%. The increase was primarily due to revenue growth, partially offset by increased incentives and higher compensation costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 31% compared to 2022. Excluding the impact of a loss on disposition in 2023 of 103 percentage points and lease impairments in 2023 of 13 percentage points, partially offset by higher IHS Markit merger costs in 2022 of 76 percentage points, higher employee severance charges in 2022 of 5 percentage points and an asset write-off in 2022 of 3 percentage points, Corporate Unallocated expense increased 63% primarily due to increased incentives.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $11 million for the three months ended June 30, 2023 and June 30, 2022.

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

Six Months

(in millions)	2023	2022	% Change
Market Intelligence [1]	$404	$2,191	(82)%
Ratings [2]	962	976	(1)%
Commodity Insights [3]	343	299	15%
Mobility [4]	133	76	74%
Indices [5]	464	493	(6)%
Engineering Solutions [6]	19	2	N/M
Total segment operating profit	2,325	4,037	(42)%
Corporate Unallocated expense [7]	(294)	(678)	57%
Equity in Income on Unconsolidated Subsidiaries [8]	25	15	74%
Total operating profit	$2,056	$3,374	(39)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 2023 includes a gain on disposition of $46 million, IHS Markit merger costs of $25 million, employee severance charges of $22 million, and an asset impairment of $5 million. 2022 includes a gain on disposition of $1.9 billion, employee severance charges of $31 million, IHS Markit merger costs of $15 million, and acquisition-related costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $281 million and $197 million, respectively.
2    2023 and 2022 include employee severance charges of $5 million and $12 million, respectively. 2023 and 2022 include amortization of intangibles from acquisitions of $4 million and $3 million, respectively.
3 2023 includes IHS Markit merger costs of $20 million and employee severance charges of $15 million. 2022 includes employee severance charges of $24 million and IHS Markit merger costs of $6 million. 2023 and 2022 include amortization of intangibles from acquisitions of $66 million and $45 million, respectively.
4    2023 includes employee severance charges of $4 million, acquisition-related costs of $1 million, and IHS Markit merger costs of $1 million. 2022 includes acquisition-related costs of $4 million, employee severance charges of $2 million, and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $150 million and $101 million, respectively.
5    2023 includes a gain on disposition of $4 million, employee severance charges of $3 million, and IHS Markit merger costs of $2 million. 2022 includes a gain on disposition of $38 million, employee severance charges of $4 million, and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $18 million and $13 million, respectively.
6    2022 includes employee severance charges of $2 million. 2023 and 2022 include amortization of intangibles from acquisitions of $1 million and $19 million, respectively.
7    2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $66 million, lease impairments of $15 million, employee severance charges of $14 million, disposition-related costs of $16 million, and acquisition-related costs of $2 million. 2022 includes IHS Markit merger costs of $357 million, S&P Foundation grant of $200 million, employee severance charges of $64 million, acquisition-related costs of $5 million, lease impairments of $5 million, and an asset write-off of $3 million. 2023 and 2022 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.
8    2023 and 2022 include amortization of intangibles from acquisitions of $28 million.

Segment Operating Profit — Segment operating profit decreased 42% as compared to 2022. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 49 percentage points, higher amortization of intangibles from acquisitions in 2023 of 4 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point, segment operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by increased incentives, higher compensation costs and an increase in technology costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 57% compared to 2022. Excluding the impact of higher IHS Markit merger costs in 2022 of 70 percentage points, a S&P Foundation grant in 2022 of 48 percentage points, higher employee severance charges in 2022 of 12 percentage points and higher acquisition-related costs in 2022 of 1 percentage point, partially offset by a loss on disposition in 2023 of 28 percentage points, disposition-related costs in 2023 of 4 percentage points and lease impairments of 2 percentage points, Corporate Unallocated expense increased 40% primarily due to increased incentives.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $25 million and $15 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

Other Income, net

Other income, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net increased compared to the three months ended June 30, 2022 primarily due to gains on our mark-to-market investments in 2023 compared to losses in 2022 and decreased compared to the six months ended June 30, 2022 primarily due to losses on our mark-to-market investments in 2023 compared to gains in 2022.

Interest Expense, net

Interest expense, net decreased $2 million compared to the three months ended June 30, 2022. Interest expense, net increased $27 million compared to the six months ended June 30, 2022, primarily due to higher debt balances in 2023 resulting from the Exchange Offer that took place in March of 2022 in connection with the merger of IHS Markit.

Loss on Extinguishment of Debt, net

During the six months ended June 30, 2022, we recognized a $19 million loss on extinguishment of debt which includes a $118 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $99 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

The effective income tax rate was 31.1% and 23.8% for the three and six months ended June 30, 2023, respectively, and 24.5% and 27.9% for the three and six months ended June 30, 2022, respectively. The higher rate for the three months ended June 30, 2023 was primarily due to the tax charge on divestitures. The higher rate for the six months ended June 30, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) that resulted in a pre-tax gain of $46 million ($34 million after-tax) which was included in Loss (gain) on dispositions in the consolidated statements of income.

In June of 2022, we completed the previously announced sale of Leveraged Commentary and Data (“LCD”), a business within our Market Intelligence segment, to Morningstar. During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $518 million ($396 million after-tax) for the sale of LCD in Loss (gain) on dispositions in the consolidated statements of income.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the six months ended June 30 2022, we recorded a pre-tax gain of $1.344 billion ($1.006 billion after tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$1,079	$1,030	5%	$2,150	$1,758	22%

Subscription revenue	$910	$867	5%	$1,800	$1,526	18%
Recurring variable revenue	$130	$121	8%	$255	$161	58%
Non-subscription revenue	$39	$42	(8)%	$95	$71	33%
% of total revenue:
Subscription revenue	84%	84%		84%	87%
Recurring variable revenue	12%	12%		12%	9%
Non-subscription revenue	4%	4%		4%	4%

U.S. revenue	$646	$602	7%	$1,274	$1,036	23%
International revenue	$433	$428	1%	$876	$722	21%
% of total revenue:
U.S. revenue	60%	58%		59%	59%
International revenue	40%	42%		41%	41%

Operating profit [1]	$176	$702	(75)%	$404	$2,191	(82)%
Operating margin %	16%	68%		19%	125%

1 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $16 million and $22 million, respectively, IHS Markit merger costs of $12 million and $25 million, respectively, and an asset impairment of $5 million. Operating profit for the six months ended June 30, 2023 includes a gain on dispositions of $46 million. Operating profit for the three and six months ended June 30, 2022 includes a gain on dispositions of $518 million and $1.9 billion, respectively, employee severance charges of $13 million and $31 million, respectively, IHS Markit merger costs of $12 million and $15 million, respectively, and acquisition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $140 million and $133 million for the three months ended June 30, 2023 and 2022, respectively, and $281 million and $197 million for the six months ended June 30, 2023 and 2022, respectively.
Three Months
Revenue increased 5% primarily due to subscription revenue growth for data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, Market Intelligence Desktop products, and RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions. An increase in recurring variable revenue due to fixed income new issuance volumes also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 75%. Excluding the impact of a gain on dispositions in 2022 of 75 percentage points and higher amortization of intangibles in 2023 of 1 percentage point, operating profit increased 1% primarily due to revenue growth, partially offset by higher compensation costs and increased incentives. Foreign exchange rates had a favorable impact of 2 percentage points.
Six Months
Revenue increased 22% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit decreased 82%. Excluding the impact of a higher gain on dispositions in 2022 of 97 percentage points, higher amortization of intangibles in 2023 of 5 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, operating profit increased 21% primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, higher compensation costs and increased incentives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $38 million and $74 million three and six months ended June 30, 2023 and 2022, respectively, and $36 million and $70 million for the three and six months ended June 30, 2022, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$851	$796	7%	$1,675	$1,663	1%

Transaction revenue	$383	$344	11%	$761	$747	2%
Non-transaction revenue	$468	$452	4%	$914	$916	—%
% of total revenue:
Transaction revenue	45%	43%		45%	45%
Non-transaction revenue	55%	57%		55%	55%

U.S. revenue	$466	$438	6%	$926	$912	2%
International revenue	$385	$358	8%	$749	$751	—%
% of total revenue:
U.S. revenue	55%	55%		55%	55%
International revenue	45%	45%		45%	45%

Operating profit [1]	$486	$464	5%	$962	$976	(1)%
Operating margin %	57%	58%		57%	59%
1Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $4 million and $5 million, respectively. Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $7 million and $12 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2023 and 2022, and $4 million and $3 million for the six months ended June 30, 2023 and 2022, respectively.

Three Months

Revenue increased 7%, with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Transaction revenue increased due to growth in corporate bond ratings revenue driven by increased investment-grade and high-yield issuance volumes primarily due to higher refinancing activity, partially offset by a decrease in structured finance revenues and lower bank loan ratings revenue driven by decreased issuance volumes. Non-transaction revenue increased due to an increase in surveillance revenue, higher Ratings Evaluation Service (“RES”) revenue and an increase in revenue at our CRISIL subsidiary, partially offset by a decrease in new entity credit ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 5%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of higher employee severance charges in 2022 of 1 percentage point, operating profit increased 4% due to revenue growth, partially offset by prior-year write-downs in incentive compensation as result of financial performance and higher current-year compensation costs.

Six Months

Revenue increased 1%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Transaction revenue increased due to growth in corporate bond ratings revenue driven by increased investment-grade and high-yield issuance volumes primarily due to higher refinancing activity, partially offset by lower bank loan ratings revenue driven by decreased issuance volumes. Non-transaction revenue decreased due to a decrease in new entity credit ratings revenue, partially offset by an increase in surveillance revenue and an increase in revenue at our CRISIL subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit decreased 1%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of higher employee severance charges in 2022 of 1 percentage point, operating profit decreased 2% primarily due to prior-year write-downs in incentive compensation as result of financial performance and higher current-year compensation costs, partially offset by revenue growth.

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

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	106%	117%	91%	53%	30%	29%
Investment-grade issuance	20%	52%	21%	—%	22%	4%
Total issuance **	31%	39%	14%	6%	15%	1%
Note – Global issuance includes U.S., Europe, Asia and the rest of the world.
*     Includes Industrials and Financial Services.
** Includes rated and non-rated issuance.
•Corporate issuance was up in the second quarter and first half of 2023 in the U.S. and Europe driven by strong increases in high-yield issuance and investment-grade issuance in the quarter due to an increase in refinancing activity ahead of the U.S. debt ceiling expiration date and anticipated interest rate increases.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(6)%	49%	11%	(9)%	69%	3%
Structured credit (primarily CLOs)	(46)%	(8)%	(42)%	(41)%	(30)%	(40)%
Commercial mortgage-backed securities (“CMBS”)	(73)%	(100)%	(74)%	(82)%	(60)%	(81)%
Residential mortgage-backed securities (“RMBS”)	(60)%	32%	(38)%	(61)%	(32)%	(47)%
Covered bonds	*	16%	22%	*	20%	11%
Total issuance	(37)%	19%	(11)%	(41)%	10%	(20)%
Note – Global issuance includes U.S., Europe, Asia and the rest of the world.
*     Represents no activity in 2023 or 2022.

•ABS issuance decreased in the U.S. driven by a decline in Credit Cards and Non-Traditional / Esoterics and was up in Europe although from a low 2022 base.

•CLO issuance was down in the U.S. structured credit markets due to a decline in new and refinancing issuance and down in Europe due to a decline in refinancing issuance.

•CMBS issuance was down in the U.S. and Europe reflecting unfavorable market conditions.

•RMBS issuance was down in the U.S. reflecting unfavorable market conditions.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe increased with the elimination of cheaper government funding programs.

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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$462	$438	5%	$970	$801	21%

Subscription revenue	$420	$397	6%	$829	$694	20%
Sales usage-based royalties	$18	$15	24%	$37	$33	10%
Non-subscription revenue	$24	$26	(9)%	$104	$74	40%
% of total revenue:
Subscription revenue	91%	91%		85%	87%
Sales usage-based royalties	4%	3%		4%	4%
Non-subscription revenue	5%	6%		11%	9%

U.S. revenue	$174	$171	2%	$406	$328	24%
International revenue	$288	$267	8%	$564	$473	19%
% of total revenue:
U.S. revenue	38%	39%		42%	41%
International revenue	62%	61%		58%	59%

Operating profit [1]	$156	$141	10%	$343	$299	15%
Operating margin %	34%	32%		35%	37%

1Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $14 million and $15 million, respectively, and IHS Markit merger costs of $8 million and $20 million, respectively. Operating profit for the three and six months ended June 30, 2022 includes employee severance costs of $17 million and $24 million, respectively, and IHS Markit merger costs of $4 million and $6 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $33 million and $32 million for the three months ended June 30, 2023 and 2022, respectively, and $66 million and $45 million for the six months ended June 30, 2023 and 2022, respectively.

Three Months
Revenue increased 5% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes across all commodity sectors also contributed to revenue growth. Revenue growth was partially offset by the unfavorable impact of divestitures in 2022. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue streams, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 10%. Excluding the impact of higher IHS Markit merger costs in 2023 of 9 percentage points, higher amortization of intangibles from acquisitions in 2023 of 1 percentage point, partially offset by higher employee severance charges in 2022 of 7 percentage points and acquisition-related costs in 2022 of 1 percentage point, operating profit increased 8%. The increase was primarily due to revenue growth partially offset by higher compensation costs, increased incentives and an increase in strategic investments. Foreign exchange rates had a favorable impact of 3 percentage points.

Six Months

Revenue increased 21% primarily due to the impact of the merger with IHS Markit, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes also contributed to revenue growth. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue streams, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 15%. Excluding the impact of higher amortization of intangibles from acquisitions in 2023 of 3 percentage points and higher IHS Markit merger costs in 2023 of 2 percentage points, partially offset by higher employee severance charges in 2022 of 1 percentage point and acquisition-related costs in 2022 of 1 percentage point, operating profit increased 19%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, higher compensation costs, increased incentives, an increase in costs related to the Commodity Insights conferences in 2023 and an increase in strategic investments. Foreign exchange rates had a favorable impact of 4 percentage points.
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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$369	$337	10%	$727	$452	61%

Subscription revenue	$292	$264	11%	$573	$350	64%
Non-subscription revenue	$77	$73	6%	$154	$102	51%
% of total revenue:
Subscription revenue	79%	78%		79%	77%
Non-subscription revenue	21%	22%		21%	23%

U.S. revenue	$303	$273	11%	$597	$365	64%
International revenue	$66	$64	3%	$130	$87	50%
% of total revenue:
U.S. revenue	82%	81%		82%	81%
International revenue	18%	19%		18%	19%

Operating profit [1]	$68	$58	18%	$133	$76	74%
Operating margin %	19%	17%		18%	17%

1 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $3 million and $4 million, respectively, and acquisition-related costs of $1 million. Operating profit for the six months ended June 30, 2023 includes IHS Markit merger costs of $1 million. Operating profit for the three and six months ended June 30, 2022 includes acquisition-related costs of $3 million and $4 million, respectively, employee severance charges of $2 million and IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million and $77 million for the three months ended June 30, 2023 and 2022, respectively, and $150 million and $101 million for the six months ended June 30, 2023 and 2022, respectively.

Three Months
Revenue increased 10% primarily due to price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023. Increases within the Financial business due to strong underwriting volumes and the Manufacturing business due to strong recall activity also contributed to revenue growth.

Operating profit increased 18%. Excluding the impact of higher acquisition-related costs in 2022 of 13 percentage points, higher amortization of intangibles in 2022 of 4 percentage points and higher IHS Markit merger costs in 2022 of 1 percentage points, partially offset by higher employee severance charges in 2023 of 5 percentage points, operating profit increased 5% driven by revenue growth, partially offset by increased incentives, higher compensation costs and expenses associated with the acquisition of Market Scan.

Six Months
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

During the three and six months ended June 30, 2022, we recorded a pre-tax gain of $38 million ($31 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income for the sale of a family of leveraged loan indices, within our Indices segment, to Morningstar.

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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.
The following table provides revenue and segment operating profit information for the periods June 30:

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$348	$339	2%	$689	$661	4%

Asset-linked fees	$211	$214	(2)%	$420	$433	(3)%
Subscription revenue	$70	$68	3%	$136	$121	12%
Sales usage-based royalties	$67	$57	17%	$133	$107	23%
% of total revenue:
Asset-linked fees	61%	63%		61%	66%
Subscription revenue	20%	20%		20%	18%
Sales usage-based royalties	19%	17%		19%	16%

U.S. revenue	$279	$275	1%	$560	$546	2%
International revenue	$69	$64	8%	$129	$115	12%
% of total revenue:
U.S. revenue	80%	81%		81%	83%
International revenue	20%	19%		19%	17%

Operating profit [1]	$226	$270	(16)%	$464	$493	(6)%
Less: net operating profit attributable to noncontrolling interests	58	72		119	131
Net operating profit	$168	$198	(15)%	$345	$362	(5)%
Operating margin %	65%	79%		67%	75%
Net operating margin %	48%	58%		50%	55%

1 Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $2 million and $3 million, respectively, and IHS Markit merger costs of $1 million and $2 million, respectively. Operating profit for the six months ended June 30, 2023 includes a gain on disposition of $4 million. Operating profit for the three and six months ended June 30, 2022 includes a gain on disposition of $38 million, employee severance charges of $2 million and $4 million, respectively, and IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended June 30, 2023 and 2022 and $18 million and $13 million for the six months ended June 30, 2023 and 2022, respectively.

Three Months
Revenue at Indices increased 2% primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume and higher data subscription revenue, partially offset by lower asset-linked fees revenue driven by product mix. Ending average levels of assets under management (“AUM”) for ETFs increased 19% to $2.929 trillion compared to June 30, 2022 and average levels of AUM for ETFs increased 5% to $2.771 trillion compared to the three months ended June 30, 2022. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 16%. Excluding the impact of a gain on dispositions in 2022 of 14 percentage points, operating profit decreased 2% driven by an increase in strategic investments, higher compensation costs and increased incentives, partially offset by revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Six Months
Revenue at Indices increased 4% primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume, higher data subscription revenue and the impact of the merger with IHS Markit, partially offset by lower asset-linked fees revenue driven by product mix. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 6%. Excluding the impact of a higher gain on dispositions in 2022 of 7 percentage points and higher amortization of intangibles from acquisitions in 2023 of 1 percentage point, operating profit increased 2%. The impact of revenue growth was partially offset by an increase in strategic investments, higher compensation costs, increased incentives and the impact of the merger with IHS Markit. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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
As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the sale of Engineering Solutions and the merger with IHS Markit.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$33	$96	(65)%	$133	$129	3%

Subscription revenue	$31	$89	(65)%	$125	$119	5%
Non-subscription revenue	$2	$7	(77)%	$8	$10	(21)%
% of total revenue:
Subscription revenue	95%	93%		94%	92%
Non-subscription revenue	5%	7%		6%	8%

U.S. revenue	$18	$53	(66)%	$72	$71	1%
International revenue	$15	$43	(65)%	$61	$58	6%
% of total revenue:
U.S. revenue	55%	55%		54%	55%
International revenue	45%	45%		46%	45%

Operating profit [1]	$4	$1	N/M	$19	$2	N/M
Operating margin %	13%	1%		14%	1%
N/M - Represents a change equal to or in excess of 100% or not meaningful

1 Operating profit for the three and six months ended June 30, 2022 includes employee severance charges of $1 million and $2 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $15 million for the three months ended June 30, 2022 and $1 million and $19 million for the six months ended June 30, 2023 and 2022, respectively.

Three Months

Revenue and operating profit decreased as a result of the sale of Engineering Solutions. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

Six Months

Revenue and operating profit increased primarily due to the impact of the merger with IHS Markit. The Engineering Solutions business was acquired in connection with the merger with IHS Markit on February 28, 2022 and the financial results are included since the date of acquisition through May 2, 2023.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,562 million as of June 30, 2023, an increase of $275 million from December 31, 2022.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2023	2022	% Change
Net cash provided by (used for):
Operating activities	$1,363	$676	N/M
Investing activities	$656	$3,745	(82)%
Financing activities	$(1,747)	$(7,268)	(76)%

In the first six months of 2023, free cash flow increased $654 million to $1,164 million compared to $510 million in the first six months of 2022. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities increased $687 million to $1,363 million for the first six months of 2023. The increase is mainly due to higher operating results in 2023, higher IHS Markit merger costs in 2022 and a grant payment to the S&P Global Foundation in 2022.

For the first six months of 2023, our cash taxes were adversely impacted by the requirement to capitalize and amortize research and development expenses under Internal Revenue Code Section 174. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes to be greater than in the prior year. See Note 3 – Income Taxes to the consolidated financial statements of this Form 10-Q for further information.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities decreased to $656 million for the first six months of 2023 compared to $3,745 million in the first six months of 2022, primarily due to higher cash proceeds received from dispositions in 2022 related to the dispositions of CUSIP Global Services, Oil Price Information Services, the Leveraged Commentary and Data business and a related family of leveraged loan indices, and the Base Chemicals business. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased $5,521 million to $1,747 million for the first six months of 2023. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2023. During the six months ended June 30, 2023, we purchased a total of 3.9 million shares for $1.5 billion of cash. During the six months ended June 30, 2022, we purchased a total of 19.0 million shares for $8.5 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

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

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of June 30, 2023 and December 31, 2022, respectively, there was $740 million and $188 million of commercial paper outstanding.

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

Supplemental Guarantor Financial Information

The senior notes described below were issued by S&P Global Inc. and are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company. Issuance of all senior notes described below have been registered with the SEC.

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
Summarized results of operations for the periods ended June 30, 2023 are as follows:

(in millions)	Three Months	Six Months
Revenue	$775	$1,530
Operating Profit	451	979
Net Income	104	589
Net income attributable to S&P Global Inc.	104	589

Summarized balance sheet information as of June 30, 2023 and December 31, 2022 is as follows:

(in millions)	June 30,	December 31,
	2023	2022
Current assets (excluding intercompany from Non-Obligor Group)	$921	$699
Non-current assets	1,337	1,410
Current liabilities (excluding intercompany to Non-Obligor Group)	1,354	1,046
Non-current liabilities	11,065	11,172
Intercompany payables to Non-Obligor Group	13,530	11,926

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

(in millions)	2023	2022	% Change
Cash provided by operating activities	$1,363	$676	N/M
Capital expenditures	(59)	(40)
Distributions to noncontrolling interest holders	(140)	(126)
Free cash flow	$1,164	$510	N/M

(in millions)	2023	2022	% Change
Cash provided by investing activities	656	3,745	(82)%
Cash used for financing activities	(1,747)	(7,268)	(76)%

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
•our ability to develop new products or technologies, to integrate our products with new technologies (e.g., artificial intelligence), or to compete with new products or technologies offered by new or existing competitors;
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

The factors noted above are not exhaustive. The Company and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as required by applicable law. Further information about the Company’s businesses, including information about factors that could materially affect its results of operations and financial condition, is contained in the Company’s filings with the SEC, including Item 1A, Risk Factors in this Form 10-Q and Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2023 and December 31, 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2023 and December 31, 2022, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and held cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of June 30, 2023 and December 31, 2022, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we have previously disclosed in Item 1A, Risk Factors, in our most recent Form 10-K, and the additional risk factor below.

Cybersecurity, Technology and Innovation Risks

Our approach to artificial intelligence may not be successful, which could materially and adversely affect our business, financial condition or results of operations.

Generative artificial intelligence (“AI”) is an emerging technology that is expected to fundamentally change the way data is gathered, protected, licensed, processed, and consumed. Given the importance of data to our products and services, AI is expected to become an increasingly important part of our business and industry. We have established a Company-wide AI strategy to drive our approach to data protection, licensing and AI integration in our processes, products and services. We have made significant investments in various AI initiatives. However, the AI landscape is complex and rapidly evolving, and new and enhanced laws and regulations, governmental or regulatory scrutiny, competition from established or emerging companies, litigation, ethical concerns, cybersecurity concerns, intellectual property concerns, or other complications could adversely impact our ability to protect our data and intellectual property, to develop and offer products and services that effectively use AI, to compete with other AI products or services, or to improve efficiency of producing existing products or services through the effective use of AI to remain competitive. For instance, competitors may deploy AI in ways that make processing of information relatively inexpensive or free, which could significantly reduce demand for our data. Additionally, we may be unable to effectively license or otherwise protect our data from unintended use by AI. For additional risks related to intellectual property rights, see the risk factor entitled “Our ability to protect our intellectual property rights could impact our competitive position.” In addition, the number of approaches to integrating and commercializing AI is currently large, and many of those approaches may fail to gain market acceptance or become obsolete as AI continues to evolve. At this time, we are unable to predict which offerings will ultimately be successful. Notwithstanding our investments, our products and services may become less marketable or less competitive, or potentially obsolete if either our approach to integrating AI into our products and services fails to gain market acceptance or our approach to protecting our data and intellectual property is ultimately inadequate. Any of these factors could materially and adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the second quarter of 2023, we received 2.8 million shares, which included 0.3 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on February 13, 2023 and 2.5 million shares received from our ASR agreement that we entered into on May 8, 2023. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of June 30, 2023, 22.9 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2023 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2023	3,669	$345.02	—	25.7 million
May 1 — May 31, 2023 [1,2]	2,788,179	342.47	2,778,956	22.9 million
June 1 — June 30, 2023	1,033	385.07	—	22.9 million
Total — Quarter [1,2]	2,792,881	$342.63	2,778,956	22.9 million

1 Includes 0.3 million shares received from the conclusion of our ASR agreement that we entered into on February 13, 2023.

2 Includes 2.5 million shares received from the initiation of our ASR agreement that we entered into on May 8, 2023. Average price paid per share information does not include this accelerated share repurchase transaction.
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

During the second quarter of 2023, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the second quarter of 2023, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

On May 4, 2023, Ewout Steenbergen, Executive Vice President and Chief Financial Officer, adopted a pre-arranged stock trading plan for the sale of up to 23,502 shares of the Company’s common stock. Mr. Steenbergen’s plan will terminate on the earlier of (i) December 15, 2023 and (ii) the date on which all sales contemplated under the plan have been executed. Mr. Steenbergen’s plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the second quarter of 2023.

Item 6. Exhibits

(2)*	Acknowledgment and Amendment No. 2 to Securities and Asset Purchase Agreement dated as of May 2, 2023 between IHS Markit Ltd. and Allium Buyer LLC

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May18, 2020

(3.2)	By-Laws of Registrant, as amended and restated on September 29, 2021, incorporated by reference from the Registrant's Form 10-Q filed April 27, 2023

(10)**	Side letter dated July 25, 2023 to letter agreement dated December 11, 2020 to Steve Kemps, Executive Vice President and Chief Legal Officer

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

S&P Global Inc.
Registrant

Date:	July 27, 2023	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	July 27, 2023	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer