Form 10-Q
period 2023-09-30
S&P Global Inc.
filed 2023-11-02
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 27, 2023 (latest practicable date), 316.8 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2023 and 2022, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
November 2, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$3,084	$2,861	$9,345	$8,244
Expenses:
Operating-related expenses	995	989	3,109	2,745
Selling and general expenses	741	725	2,217	2,451
Depreciation	22	31	71	93
Amortization of intangibles	260	267	782	645
Total expenses	2,018	2,012	6,179	5,934
Loss (gain) on dispositions	—	2	69	(1,897)
Equity in income on unconsolidated subsidiaries	(8)	(6)	(33)	(21)
Operating profit	1,074	853	3,130	4,228
Other income, net	(5)	(37)	(5)	(86)
Interest expense, net	84	71	258	218
(Gain) loss on extinguishment of debt, net	—	(4)	—	15
Income before taxes on income	995	823	2,877	4,081
Provision for taxes on income	181	145	628	1,053
Net income	814	678	2,249	3,028
Less: net income attributable to noncontrolling interests	(72)	(70)	(202)	(213)
Net income attributable to S&P Global Inc.	$742	$608	$2,047	$2,815

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.34	$1.84	$6.41	$8.95
Diluted	$2.33	$1.84	$6.40	$8.91
Weighted-average number of common shares outstanding:
Basic	317.5	329.6	319.4	314.5
Diluted	318.0	330.9	319.9	315.7

Actual shares outstanding at period end			316.8	325.8
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$814	$678	$2,249	$3,028

Other comprehensive income:
Foreign currency translation adjustments	(113)	(255)	(40)	(371)
Income tax effect	(6)	(15)	2	(42)
	(119)	(270)	(38)	(413)

Pension and other postretirement benefit plans	—	4	(12)	5
Income tax effect	—	(1)	4	(1)
	—	3	(8)	4

Unrealized gain on cash flow hedges	115	54	115	283
Income tax effect	(29)	(14)	(29)	(71)
	86	40	86	212

Comprehensive income	781	451	2,289	2,831
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(7)	(6)	(19)	(18)
Less: comprehensive income attributable to redeemable noncontrolling interests	(65)	(64)	(183)	(195)
Comprehensive income attributable to S&P Global Inc.	$709	$381	$2,087	$2,618

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,645	$1,286
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts: 2023 - $51; 2022 - $48	2,547	2,494
Prepaid and other current assets	611	588
Assets of a business held for sale	—	1,298
Total current assets	4,804	5,667
Property and equipment, net of accumulated depreciation: 2023 - $795; 2022 - $859	254	297
Right of use assets	392	423
Goodwill	34,785	34,545
Other intangible assets, net	17,635	18,306
Equity investments in unconsolidated subsidiaries	1,791	1,752
Other non-current assets	900	794
Total assets	$60,561	$61,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$458	$450
Accrued compensation and contributions to retirement plans	655	753
Short-term debt	47	226
Income taxes currently payable	59	116
Unearned revenue	3,022	3,126
Other current liabilities	977	1,094
Liabilities of a business held for sale	—	234
Total current liabilities	5,218	5,999
Long-term debt	11,415	10,730
Lease liabilities — non-current	543	577
Pension and other postretirement benefits	183	180
Deferred tax liability — non-current	3,671	4,065
Other non-current liabilities	507	489
Total liabilities	21,537	22,040
Redeemable noncontrolling interest (Note 8)	3,510	3,267
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2023 and 2022 415 million shares	415	415
Additional paid-in capital	44,439	44,422
Retained income	18,725	17,784
Accumulated other comprehensive loss	(846)	(886)
Less: common stock in treasury	(27,314)	(25,347)
Total equity — controlling interests	35,419	36,388
Total equity — noncontrolling interests	95	89
Total equity	35,514	36,477
Total liabilities and equity	$60,561	$61,784

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net income	$2,249	$3,028
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71	93
Amortization of intangibles	782	645
Provision for losses on accounts receivable	19	18
Deferred income taxes	(430)	(155)
Stock-based compensation	143	160
Loss (gain) on dispositions	69	(1,897)
Loss on extinguishment of debt, net	—	15
Other	151	249
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(64)	291
Prepaid and other current assets	(128)	(66)
Accounts payable and accrued expenses	(120)	(382)
Unearned revenue	(71)	(188)
Other current liabilities	(313)	(85)
Net change in prepaid/accrued income taxes	62	(92)
Net change in other assets and liabilities	(44)	(144)
Cash provided by operating activities	2,376	1,490
Investing Activities:
Capital expenditures	(95)	(61)
Acquisitions, net of cash acquired	(293)	242
Proceeds from dispositions	1,004	3,510
Changes in short-term investments	(9)	(2)
Cash provided by investing activities	607	3,689
Financing Activities:
Payments on short-term debt, net	(188)	(219)
Proceeds from issuance of senior notes, net	744	5,395
Payments on senior notes	—	(3,684)
Dividends paid to shareholders	(864)	(749)
Proceeds from noncontrolling interest holders	—	410
Distributions to noncontrolling interest holders	(211)	(197)
Contingent consideration payments	(8)	—
Repurchase of treasury shares	(2,001)	(11,003)
Exercise of stock options	12	4
Employee withholding tax on share-based payments	(86)	(85)
Cash used for financing activities	(2,602)	(10,128)
Effect of exchange rate changes on cash	(22)	(167)
Net change in cash, cash equivalents, and restricted cash	359	(5,116)
Cash, cash equivalents, and restricted cash at beginning of period	1,287	6,505
Cash, cash equivalents, and restricted cash at end of period	$1,646	$1,389

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2023	$415	$44,293	$18,279	$(813)	$26,706	$35,468	$91	$35,559
Comprehensive income [1]			742	(33)		709	7	716
Dividends (Dividend declared per common share — $0.90 per share)			(286)			(286)	(2)	(288)
Share repurchases		125			625	(500)		(500)
Employee stock plans		21			(17)	38		38
Change in redemption value of redeemable noncontrolling interest			(10)			(10)		(10)
Adjustment to noncontrolling interest						—		—
Other						—	(1)	(1)
Balance as of September 30, 2023	$415	$44,439	$18,725	$(846)	$27,314	$35,419	$95	$35,514

Three Months Ended September 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$415	$43,242	$17,298	$(811)	$20,711	$39,433	$73	$39,506
Comprehensive income [1]			608	(227)		381	6	387
Dividends (Dividend declared per common share — $0.85 per share)			(277)			(277)	(2)	(279)
Share repurchases		962			3,462	(2,500)		(2,500)
Employee stock plans		25			1	24		24
Change in redemption value of redeemable noncontrolling interest			106			106		106
Other						—	(4)	(4)
Balance as of September 30, 2022	$415	$44,229	$17,735	$(1,038)	$24,174	$37,167	$73	$37,240

See accompanying notes to the unaudited consolidated financial statements.

Nine Months Ended September 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			2,047	40		2,087	19	2,106
Dividends (Dividend declared per common share — $2.70 per share)			(864)			(864)	(11)	(875)
Share repurchases		125			2,126	(2,001)		(2,001)
Employee stock plans		(106)			(159)	53		53
Change in redemption value of redeemable noncontrolling interest			(247)			(247)		(247)
Adjustment to noncontrolling interest		(2)				(2)		(2)
Other			5			5	(2)	3
Balance as of September 30, 2023	$415	$44,439	$18,725	$(846)	$27,314	$35,419	$95	$35,514

Nine Months Ended September 30, 2022
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			2,815	(197)		2,618	18	2,636
Dividends (Dividend declared per common share — $2.47 per share)			(749)			(749)	(12)	(761)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(313)			10,690	(11,003)		(11,003)
Employee stock plans		96			15	81		81
Change in redemption value of redeemable noncontrolling interest			653			653		653
Other			(1)			(1)	(8)	(9)
Balance as of September 30, 2022	$415	$44,229	$17,735	$(1,038)	$24,174	$37,167	$73	$37,240

1Excludes comprehensive income of $65 million and $64 million for the three months ended September 30, 2023 and 2022, respectively, and $183 million and $195 million for the nine months ended September 30, 2023 and 2022, respectively, attributable to our redeemable noncontrolling interest.

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
•As of May 2, 2023, we completed the sale of Engineering Solutions, a leading provider of engineering standards and related technical knowledge, and the results are included through that date.

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the nine months ended September 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. Following the sale, the assets and liabilities of Engineering Solutions are no longer reported in our consolidated balance sheet as of September 30, 2023. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.
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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $1 million as of September 30, 2023 and December 31, 2022.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2023 and December 31, 2022, contract assets were $104 million and $60 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at September 30, 2023 compared to December 31, 2022 is primarily driven by $2.6 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.7 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $202 million and $175 million as of September 30, 2023 and December 31, 2022, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

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

Other Income, net

The components of other income, net for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2023	2022	2023	2022
Other components of net periodic benefit cost	$(6)	$(7)	$(18)	$(18)
Net loss (gain) from investments	1	(30)	13	(68)
Other income, net	$(5)	$(37)	$(5)	$(86)

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

On January 3, 2023, we completed the acquisition of ChartIQ, a premier charting provider for the financial services industry. ChartIQ is a professional grade charting solution that allows users to visualize data with a fully interactive web-based library that works seamlessly across web, mobile and desktop. It provides advanced capabilities including trade visualization, options analytics, technical analysis and more. Additionally, ChartIQ allows clients to visualize vendor-supplied data combined with their own proprietary content, alternative datasets or analytics. The acquisition is part of our Market Intelligence segment and further enhances our S&P Capital IQ Pro platform, our digital investment solutions provider Markit Digital and other workflow solutions to provide the industry with leading visualization capabilities. The acquisition of ChartIQ is not material to our consolidated financial statements.

On January 4, 2023, we completed the acquisition of TruSight Solutions LLC (“TruSight”) a provider of third-party vendor risk assessments. The acquisition was integrated into our Market Intelligence segment and further expands the breadth and depth of S&P Global’s third party vendor risk management solutions by offering high-quality validated assessment data to clients designed to reduce further the vendor due diligence burden on service providers to the financial services industry. The acquisition of TruSight is not material to our consolidated financial statements.

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

Divestitures

2023

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the nine months ended September 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. Following the sale, the assets and liabilities of Engineering Solutions are no longer reported in our consolidated balance sheet as of September 30, 2023. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the nine months ended September 30, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) in Loss (gain) on dispositions related to the sale of a family of leveraged loan indices in our Indices segment.

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

In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $15 million ($11 million after-tax) and a pre-tax gain of $505 million ($378 million after-tax) for the sale of LCD. During the three and nine months ended September 30, 2022 we recorded a pre-tax gain of $14 million ($12 million after-tax) and $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Loss (gain) on dispositions in the consolidated statements of income.

In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

In March of 2022, we completed the previously announced sale of CGS, a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $2 million ($2 million after-tax) and a pre-tax gain of $1.341 billion ($1.005 billion after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	September 30,	December 31,
	2023	2022 [1]
Accounts Receivable, net	$—	$88
Goodwill	—	437
Other intangible assets, net	—	697
Other assets	—	76
Assets of a business held for sale	$—	$1,298

Accounts payable and accrued expenses	$—	$59
Deferred tax liability	—	27
Unearned revenue	—	148
Liabilities of a business held for sale	$—	$234
1 Assets and liabilities held for sale as of December 31, 2022 relate to Engineering Solutions.

The operating profit of our businesses that were disposed of for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2023	2022	2023	2022
Operating profit [1]	$—	$—	$19	$59
1 The operating profit presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The nine months ended September 30, 2023 excludes a pre-tax loss related to the sale of Engineering Solutions of $120 million. The three months ended September 30, 2022 excludes a pre-tax loss of $15 million and a pre-tax gain of $14 million related to the sale LCD and a related family of leveraged loan indices, respectively. The nine months ended September 30, 2022 excludes pre-tax gains related to the sale LCD and a related family of leveraged loan indices of of $505 million and $52 million, respectively. The three and nine months ended September 30, 2022 also excludes a pre-tax loss of $2 million and a pre-tax gain of $1.3 billion related to the sale of CGS, respectively.

3.    Income Taxes

The effective income tax rate was 18.2% and 21.8% for the three and nine months ended September 30, 2023, respectively, and 17.6% and 25.8% for the three and nine months ended September 30, 2022, respectively. The lower rate for the three months ended September 30, 2022 was primarily due to a combination of discrete adjustments including transaction costs. The higher rate for the nine months ended September 30, 2022 was primarily due to the tax charge on merger related divestitures and deal related non-deductible costs.

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

The Company is subject to tax examinations in various jurisdictions. As of September 30, 2023 and December 31, 2022, the total amount of federal, state and local, and foreign unrecognized tax benefits was $244 million and $223 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2023 and December 31, 2022, we had $50 million and $38 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $20 million in the next twelve months as a result of the resolution of local tax examinations.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	September 30, 2023	December 31, 2022
4.125% Senior Notes, due 2023 [1]	$—	$38
3.625% Senior Notes, due 2024 [2]	47	48
4.75% Senior Notes, due 2025 [3]	4	4
4.0% Senior Notes, due 2026 [4]	3	3
2.95% Senior Notes, due 2027 [5]	497	496
2.45% Senior Notes, due 2027 [6]	1,239	1,237
4.75% Senior Notes, due 2028 [7]	814	823
4.25% Senior Notes, due 2029 [8]	1,019	1,029
2.5% Senior Notes, due 2029 [9]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [10]	1,235	1,233
1.25% Senior Notes, due 2030 [11]	594	594
2.90% Senior Notes, due 2032 [12]	1,474	1,472
5.25% Senior Notes, due 2033 [13]	743	—
6.55% Senior Notes, due 2037 [14]	291	290
4.5% Senior Notes, due 2048 [15]	272	272
3.25% Senior Notes, due 2049 [16]	590	590
3.70% Senior Notes, due 2052 [17]	974	974
2.3% Senior Notes, due 2060 [18]	683	682
3.9% Senior Notes, due 2062 [19]	486	486
Commercial paper	—	188
Total debt	11,462	10,956
Less: short-term debt including current maturities	47	226
Long-term debt	$11,415	$10,730
1     We made a $38 million payment on the retirement of our 4.125% senior notes in the third quarter of 2023.
2     Interest payments are due semiannually on May 1 and November 1.
3     Interest payments are due semiannually on February 15 and August 15.
4     Interest payments are due semiannually on March 1 and September 1.
5    Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2023, the unamortized debt discount and issuance costs total $3 million.
6    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2023, the unamortized debt discount and issuance costs total $11 million.
7     Interest payments are due semiannually on February 1 and August 1.
8 Interest payments are due semiannually on May 1 and November 1.

9    Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2023, the unamortized debt discount and issuance costs total $3 million.
10    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2023, the unamortized debt discount and issuance costs total $15 million.
11    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2023, the unamortized debt discount and issuance costs total $6 million.
12 Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2023, the unamortized debt discount and issuance costs total $26 million.
13 Interest payments are due semiannually on March 15 and September 15, beginning on March 15, 2024, and as of September 30, 2023, the unamortized debt discount and issuance costs total $7 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2023, the unamortized debt discount and issuance costs total $2 million.
15    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2023, the unamortized debt discount and issuance costs total $11 million.
16 Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2023, the unamortized debt discount and issuance costs total $10 million.
17    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2023, the unamortized debt discount and issuance costs total $26 million.
18    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2023, the unamortized debt discount and issuance costs total $17 million.
19    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2023, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $9.6 billion and $9.3 billion as of September 30, 2023 and December 31, 2022, respectively, and was estimated based on quoted market prices.

On September 12, 2023, we issued $750 million of 5.25% senior notes due in 2033. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In the third quarter of 2023, the Company used the net proceeds to repay its outstanding commercial paper borrowings.

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

During the nine months ended September 30, 2022, we recognized a $15 million loss on extinguishment of debt which includes a $142 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $127 million non-cash write-off related to the fair market value step up premium on extinguished debt.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of September 30, 2023, we had no outstanding commercial paper. As of December 31, 2022, there was $188 million of commercial paper outstanding.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2023 and December 31, 2022, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of September 30, 2023 and December 31, 2022, we entered into a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2023 and twelve months ended December 31, 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of September 30, 2023 and December 31, 2022, the aggregate notional value of these outstanding forward contracts was $2.3 billion and $1.8 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other current assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets as of September 30, 2023 and December 31, 2022 was less than $1 million and $5 million, respectively. The amount recorded in other current liabilities as of September 30, 2023 and December 31, 2022 was $80 million and $37 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $82 million and $24 million for three and nine months ended September 30, 2023, respectively, and a net loss of $82 million and $151 million for three and nine months ended September 30, 2022, respectively.

Net Investment Hedges

As of September 30, 2023 and December 31, 2022, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. As of September 30, 2023 and December 31, 2022, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and nine months ended September 30, 2023 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $6 million and $18 million for the three and nine months ended September 30, 2023 and net interest expense of $6 million and $24 million for the three and nine months ended September 30, 2022, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2025 and the fourth quarter of 2024, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of September 30, 2023, we estimate that $3 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of September 30, 2023 and December 31, 2022, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $530 million and $529 million, respectively.

Interest Rate Swaps

As of September 30, 2023 and December 31, 2022, we held positions in a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into interest expense, net in the same period that the hedged transaction affects earnings.

As of September 30, 2023 and December 31, 2022, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $813 million and $1.4 billion, respectively, with the current period reduction attributable to the issuance of $750 million 5.25% senior notes in September of 2023.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of September 30, 2023 and December 31, 2022:

(in millions)		September 30,	December 31,
Balance Sheet Location		2023	2022
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$4	$3
Other current liabilities	Foreign exchange forward contracts	$—	$7
Other non-current assets	Interest rate swap contracts	$197	$145
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$77	$84
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2023	2022		2023	2022
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(5)	$(2)	Revenue, Selling and general expenses	$2	$(6)
Interest rate swap contracts	$120	$56	Interest expense, net	$(1)	$(1)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$22	$70	Interest expense, net	$(1)	$(1)

Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2023	2022		2023	2022
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$4	$(20)	Revenue, Selling and general expenses	$4	$(4)
Interest rate swap contracts	$111	$303	Interest expense, net	$(4)	$(3)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(9)	$176	Interest expense, net	$(3)	$(3)
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2023	2022	2023	2022
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$7	$(9)	$—	$6
Change in fair value, net of tax	(2)	(7)	7	(21)
Reclassification into earnings, net of tax	(2)	5	(4)	4
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$3	$(11)	$3	$(11)
Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$41	$(16)	$48	$(203)
Change in fair value, net of tax	89	41	79	226
Reclassification into earnings, net of tax	1	1	4	3
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$131	$26	$131	$26

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$32	$62	$56	$(17)
Change in fair value, net of tax	16	52	(10)	129
Reclassification into earnings, net of tax	1	1	3	3
Net unrealized gains on net investment hedges, net of taxes, end of period	$49	$115	$49	$115
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2023	2022	2023	2022
Service cost	$—	$1	$1	$2
Interest cost	19	12	56	36
Expected return on assets	(26)	(22)	(76)	(65)
Amortization of prior service credit / actuarial loss	1	3	2	9
Net periodic benefit cost	$(6)	$(6)	$(17)	$(18)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2023 and 2022.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2023. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2023 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2023, we contributed $7 million to our retirement plans and expect to make additional required contributions of approximately $3 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the fourth quarter of 2023.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

Total stock-based compensation expense related to restricted stock and other stock-based awards was $143 million for the nine months ended September 30, 2023 and $160 million for the nine months ended September 30, 2022. Stock-based compensation expense for the nine months ended September 30, 2022 primarily related to the early vesting of IHS Markit equity awards as a result of employee terminations and restructuring efforts. During the nine months ended September 30, 2023, the Company granted 0.5 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $340.95 per share. Total unrecognized compensation expense related to unvested equity awards as of September 30, 2023 was $195 million, which is expected to be recognized over a weighted average period of 1.3 years.

8.    Equity

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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2023, 21.5 million shares remained available under the 2022 Repurchase Program and the 2020 repurchase program was complete. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

The terms of each ASR agreement entered into during the nine months ended September 30, 2023 and 2022, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
August 7, 2023 [1]	September 8, 2023	1.1	0.2	1.3	$387.36	$500
May 8, 2023 [2]	August 4, 2023	2.5	0.1	2.6	$384.75	$1,000
February 13, 2023 [3]	May 5, 2023	1.1	0.3	1.4	$341.95	$500
August 9, 2022 [4]	October 25, 2022	5.8	1.6	7.4	$337.94	$2,500
May 13, 2022 [5]	August 2, 2022	3.8	0.6	4.4	$343.85	$1,500
March 1, 2022 [6]	August 9, 2022	15.2	4.1	19.3	$362.03	$7,000
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company's common stock on August 7, 2023 when the Company received an initial delivery of 1.1 million shares from the ASR program.We completed the ASR agreement on September 8, 2023 and received an additional 0.2 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and initially received shares valued at 87.5% of the $1 billion at a price equal to the market price of the Company's common stock on May 8, 2023 when the Company received an initial delivery of 2.5 million shares from the ASR program.We completed the ASR agreement on August 4, 2023 and received an additional 0.1 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
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
4 The ASR agreement was structured as an uncapped ASR agreement in which we paid $2.5 billion and initially received shares valued at 87.5% of the $2.5 billion at a price equal to the market price of the Company's common stock on August 9, 2022 when the Company received an initial delivery of 5.8 million shares from the ASR program. We completed the ASR agreement on October 25, 2022 and received an additional 1.6 million shares. The ASR agreement was executed under our 2022 and 2020 Repurchase Programs.

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

During the nine months ended September 30, 2023, we received 5.8 million shares, including 0.4 million shares received in February of 2023 related to our December 2, 2022 ASR agreement. During the nine months ended September 30, 2023, we purchased a total of 5.4 million shares for $2 billion of cash. During the nine months ended September 30, 2022, we purchased a total of 29.5 million shares for $11 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interest during the nine months ended September 30, 2023 were as follows:

(in millions)
Balance as of December 31, 2022	$3,267
Net income attributable to redeemable noncontrolling interest	183
Distributions payable to redeemable noncontrolling interest	(187)
Redemption value adjustment	247
Balance as of September 30, 2023	$3,510

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2023:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(582)		$(349)		$45		$(886)
Other comprehensive income (loss) before reclassifications	(38)	1	(10)		87		39
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		2	2	(1)	3	1
Net other comprehensive income (loss)	(38)		(8)		86		40
Balance as of September 30, 2023	$(620)		$(357)		$131		$(846)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $1 million for the nine months ended September 30, 2023. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2023	2022	2023	2022
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$742	$608	$2,047	$2,815

Basic weighted-average number of common shares outstanding	317.5	329.6	319.4	314.5
Effect of stock options and other dilutive securities	0.5	1.3	0.5	1.2
Diluted weighted-average number of common shares outstanding	318.0	330.9	319.9	315.7

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.34	$1.84	$6.41	$8.95
Diluted	$2.33	$1.84	$6.40	$8.91

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded when the necessary vesting conditions have not been met or when a net loss exists. For the three and nine months ended September 30, 2023 and 2022, there were no stock options excluded. Restricted performance shares outstanding of 0.8 million and 0.7 million as of September 30, 2023 and 2022, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2023 and 2022 restructuring plan consisted of a company-wide workforce reduction of approximately 589 and 1,440 positions, respectively, and is further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2023 by segment is as follows:

	2023 Restructuring Plan		2022 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$40	$32	$86	$17
Ratings	8	6	26	5
Commodity Insights	23	18	45	7
Mobility	6	5	2	1
Indices	4	3	13	3
Engineering Solutions	—	—	2	—
Corporate	19	12	109	14
Total	$100	$76	$283	$47

We recorded a pre-tax restructuring charge of $100 million primarily related to employee severance charges for the 2023 restructuring plan during the nine months ended September 30, 2023 and have reduced the reserve by $24 million. The ending reserve balance for the 2022 restructuring plan was $164 million as of December 31, 2022. For the nine months ended September 30, 2023, we have reduced the reserve for the 2022 restructuring plan by $117 million. The ending reserve balance for the 2021 restructuring plan was $1 million and $10 million as of September 30, 2023 and December 31, 2022, respectively. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have six reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility, Indices, and Engineering Solutions. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other income, net, interest expense, net, or (gain) loss on extinguishment of debt, net, as these are amounts that do not affect the operating results of our reportable segments. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

A summary of operating results for the periods ended September 30 is as follows:

Revenue	Three Months		Nine Months
(in millions)	2023	2022	2023	2022
Market Intelligence	$1,099	$1,016	$3,249	$2,774
Ratings	819	681	2,494	2,345
Commodity Insights	479	432	1,450	1,234
Mobility	379	346	1,107	797
Indices	354	334	1,042	995
Engineering Solutions	—	95	133	224
Intersegment elimination [1]	(46)	(43)	(130)	(125)
Total revenue	$3,084	$2,861	$9,345	$8,244

Operating Profit	Three Months		Nine Months
(in millions)	2023	2022	2023	2022
Market Intelligence [2]	$195	$174	$599	$2,366
Ratings [3]	459	377	1,422	1,352
Commodity Insights [4]	184	141	527	440
Mobility [5]	80	90	213	166
Indices [6]	235	239	699	732
Engineering Solutions [7]	—	1	19	3
Total reportable segments	1,153	1,022	3,479	5,059
Corporate Unallocated expense [8]	(87)	(175)	(382)	(852)
Equity in Income on Unconsolidated Subsidiaries [9]	8	6	33	21
Total operating profit	$1,074	$853	$3,130	$4,228
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $19 million and $41 million, respectively, IHS Markit merger costs of $11 million and $36 million, respectively, and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2023 includes a gain on dispositions of $46 million and an asset impairment of $5 million. Operating profit for the three and nine months ended September 30, 2022 includes a loss on dispositions of $17 million and a gain on dispositions of $1.8 billion, respectively, employee severance charges of $13 million and $44 million, respectively, IHS Markit merger costs of $6 million and $21 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $140 million and $134 million for the three months ended September 30, 2023 and 2022, respectively, and $421 million and $331 million for the nine months ended September 30, 2023 and 2022, respectively.
3Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $2 million and $8 million, respectively. Operating profit for the three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $14 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2023 and 2022, and $6 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively.
4Operating profit for the three and nine months ended September 30, 2023 includes IHS Markit merger costs of $8 million and $28 million, respectively, and employee severance charges of $7 million and $23 million, respectively. Operating profit for the three and nine months ended September 30, 2022 includes employee severance costs of $14 million and $38 million, respectively, and IHS Markit merger costs of $10 million and $16 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $33 million and $32 million for the three months ended September 30, 2023 and 2022, respectively, and $99 million and $77 million for the nine months ended September 30, 2023 and 2022, respectively.
5Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $3 million and $6 million, respectively, IHS Markit merger costs of $1 million and $2 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Operating profit for the three and nine months ended September 30, 2022 includes acquisition-related benefit of $19 million and $15 million, respectively, and employee severance charges of $1 million and $3 million, respectively. Operating profit for the nine months ended September 30, 2022 includes IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended September 30, 2023 and 2022, and $226 million and $176 million for the nine months ended September 30, 2023 and 2022, respectively.
6Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $1 million and $4 million, respectively, and IHS Markit merger costs of $1 million and $3 million, respectively. Operating profit for the nine months ended

September 30, 2023 includes a gain on disposition of $4 million. Operating profit for the three and nine months ended September 30, 2022 includes a gain on disposition of $14 million and $52 million, respectively, employee severance charges of $1 million and $4 million, respectively, and IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended September 30, 2023 and 2022, and $27 million and $22 million for the nine months ended September 30, 2023 and 2022, respectively.
7As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date. Operating profit for the three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $4 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $14 million for the three months ended September 30, 2022, and $1 million and $33 million for the nine months ended September 30, 2023 and 2022, respectively.
8Corporate Unallocated expense for the three and nine months ended September 30, 2023 includes IHS Markit merger costs of $37 million and $104 million, respectively, employee severance charges of $6 million and $20 million, respectively, disposition-related costs of $3 million and $19 million, respectively, and acquisition-related costs of $1 million and $3 million, respectively. Corporate Unallocated expense for the nine months ended September 30, 2023 includes a loss on disposition of $120 million and lease impairments of $15 million. Corporate Unallocated expense for the three and nine months ended September 30, 2022 includes IHS Markit merger costs of $127 million and $483 million, respectively, employee severance charges of $23 million and $87 million, respectively, acquisition-related costs of $1 million and $7 million, respectively, an asset impairment of $9 million and a gain on acquisition of $10 million. The nine months ended September 30, 2022 includes a S&P Foundation grant of $200 million, lease impairments of $5 million and an asset write-off of $3 million. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $2 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively.
9Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $14 million and $13 million for the three months ended September 30, 2023 and 2022, respectively, and $42 million for the nine months ended September 30, 2023 and 2022.

The following table presents our revenue disaggregated by revenue type for the periods ended September 30:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2023
Subscription	$932	$—	$432	$296	$70	$—	$—	$1,730
Non-subscription / Transaction	42	326	26	83	—	—	—	477
Non-transaction	—	493	—	—	—	—	(46)	447
Asset-linked fees	—	—	—	—	218	—	—	218
Sales usage-based royalties	—	—	21	—	66	—	—	87
Recurring variable revenue	125	—	—	—	—	—	—	125
Total revenue	$1,099	$819	$479	$379	$354	$—	$(46)	$3,084

Timing of revenue recognition
Services transferred at a point in time	$42	$326	$26	$83	$—	$—	$—	$477
Services transferred over time	1,057	493	453	296	354	—	(46)	2,607
Total revenue	$1,099	$819	$479	$379	$354	$—	$(46)	$3,084

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Nine Months Ended September 30, 2023
Subscription	$2,732	$—	$1,261	$870	$206	$125	$—	$5,194
Non-subscription / Transaction	137	1,088	130	237	—	8	—	1,600
Non-transaction	—	1,406	—	—	—	—	(130)	1,276
Asset-linked fees	—	—	—	—	638	—	—	638
Sales usage-based royalties	—	—	59	—	198	—	—	257
Recurring variable revenue	380	—	—	—	—	—	—	380
Total revenue	$3,249	$2,494	$1,450	$1,107	$1,042	$133	$(130)	$9,345

Timing of revenue recognition
Services transferred at a point in time	$137	$1,088	$130	$237	$—	$8	$—	$1,600
Services transferred over time	3,112	1,406	1,320	870	1,042	125	(130)	7,745
Total revenue	$3,249	$2,494	$1,450	$1,107	$1,042	$133	$(130)	$9,345

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2022
Subscription	$861	$—	$394	$269	$69	$89	$—	$1,682
Non-subscription / Transaction	40	244	21	77	—	6	—	388
Non-transaction	—	437	—	—	—	—	(43)	394
Asset-linked fees	—	—	—	—	210	—	—	210
Sales usage-based royalties	—	—	17	—	55	—	—	72
Recurring variable revenue	115	—	—		—		—	115
Total revenue	$1,016	$681	$432	$346	$334	$95	$(43)	$2,861

Timing of revenue recognition
Services transferred at a point in time	$40	$244	$21	$77	$—	$6	$—	$388
Services transferred over time	976	437	411	269	334	89	(43)	2,473
Total revenue	$1,016	$681	$432	$346	$334	$95	$(43)	$2,861

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	Nine Months Ended September 30, 2022
Subscription	$2,386	$—	$1,088	$618	$190	$208	$—	$4,490
Non-subscription / Transaction	111	992	96	179	—	16	—	1,394
Non-transaction	—	1,353	—	—	—	—	(125)	1,228
Asset-linked fees	—	—	—	—	642	—	—	642
Sales usage-based royalties	—	—	50	—	163	—	—	213
Recurring variable revenue	277	—	—	—	—	—	—	277
Total revenue	$2,774	$2,345	$1,234	$797	$995	$224	$(125)	$8,244

Timing of revenue recognition
Services transferred at a point in time	$111	$992	$96	$179	$—	$16	$—	$1,394
Services transferred over time	2,663	1,353	1,138	618	995	208	(125)	6,850
Total revenue	$2,774	$2,345	$1,234	$797	$995	$224	$(125)	$8,244
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2023	2022	2023	2022
U.S.	$1,853	$1,717	$5,644	$4,925
European region	693	645	2,108	1,911
Asia	344	322	1,023	912
Rest of the world	194	177	570	496
Total	$3,084	$2,861	$9,345	$8,244

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
During three and nine months ended September 30, 2023 we a recorded pre-tax impairment charge of $3 million and $14 million related to the impairment and abandonment of operating lease related ROU assets. During the three and nine months ended September 30, 2022 we a recorded pre-tax impairment charge of $73 million and $98 million, respectively, related to the impairment and abandonment of operating lease related ROU assets. The pre-tax impairment charge recorded during the three and nine months ended September 30, 2022 is primarily associated with consolidating our real estate facilities following the merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.

The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of September 30, 2023 and December 31, 2022:

(in millions)		September 30,	December 31,
Balance Sheet Location		2023	2022
Assets
Right of use assets	Lease right of use assets	$392	$423
Liabilities
Other current liabilities	Current lease liabilities	108	118
Lease liabilities — non-current	Non-current lease liabilities	543	577
The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2023	2022	2023	2022
Operating lease cost	$32	$39	$98	$111
Sublease income	(4)	(1)	(12)	(2)
Total lease cost	$28	$38	$86	$109

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2023	2022	2023	2022
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$36	$39	$113	$120

Right of use assets obtained in exchange for lease obligations
Operating leases	5	1	6	4

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	6.3	6.6
Weighted-average discount rate	3.33%	3.17%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2023 (Excluding the nine months ended September 30, 2023)	$35
2024	121
2025	106
2026	99
2027	93
2028 and beyond	283
Total undiscounted lease payments	$737
Less: Imputed interest	86
Present value of lease liabilities	$651

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2023, S&P Dow Jones Indices LLC earned $43 million and $132 million, respectively, of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2022, S&P Dow Jones Indices LLC earned $42 million and $130 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2023. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2022 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Nine Months Ended September 30, 2023 and 2022
•Liquidity and Capital Resources
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
•As of May 2, 2023, we completed the sale of Engineering Solutions, a leading provider of engineering standards and related technical knowledge, and the results are included through that date.
On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the nine months ended September 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. See Note 2 - Acquisitions and Divestitures for additional information.
On February 28, 2022, we completed the merger with IHS Markit Ltd (“IHS Markit”), and as a result, IHS Markit and its subsidiaries became wholly owned consolidated subsidiaries of S&P Global, and the financial results include IHS Markit from the date of acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

Key results for the periods ended September 30 are as follows:

(in millions)	Three Months			Nine Months
	2023	2022	% Change [1]	2023	2022	% Change [1]
Revenue	$3,084	$2,861	8%	$9,345	$8,244	13%
Operating profit [2]	$1,074	$853	26%	$3,130	$4,228	(26)%
Operating margin %	35%	30%		33%	51%
Diluted earnings per share from net income	$2.33	$1.84	27%	$6.40	$8.91	(28)%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended September 30, 2023 includes IHS Markit merger costs of $58 million, employee severance charges of $38 million, disposition-related costs of $3 million, acquisition-related costs of $2 million and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2023 includes IHS Markit merger costs of $173 million, employee severance charges of $101 million, a loss on disposition of $70 million, disposition-related costs of $19 million, lease impairments of $15 million, an asset impairment of $5 million, acquisition-related costs of $5 million and an asset write-off of $1 million. Operating profit for the three months ended September 30, 2022 includes IHS Markit merger costs of $144 million, employee severance charges of $55 million, an acquisition-related benefit of $18 million, a gain on acquisition of $10 million, an asset impairment of $9 million, a loss on dispositions of $2 million and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2022 includes a gain on dispositions of $1.9 billion, IHS Markit merger costs of $523 million, a S&P Foundation grant of $200 million, employee severance charges of $195 million, a gain on acquisition of $10 million, an asset impairment of $9 million, an acquisition-related benefit of $6 million, lease impairments of $5 million and an asset write-off of $4 million. Operating profit also includes amortization of intangibles from acquisitions of $274 million and $280 million for the three months ended September 30, 2023 and 2022, respectively, and $824 million and $687 million for the nine months ended September 30, 2023 and 2022, respectively.
Three Months
Revenue increased 8% driven by increases at Ratings, Market Intelligence, Commodity Insights, Mobility and Indices, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. The increase at Ratings was driven by growth in both transaction revenue and non-transaction revenue. Transaction revenue increased due to growth in corporate bond ratings revenue driven by increased high-yield and bank loan issuance volumes primarily due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue, a cumulative catch-up for customers' unreported commercial paper issuance, higher Ratings Evaluation Service (“RES”) revenue and an increase in revenue at our CRISIL subsidiary. The increase at Market Intelligence was primarily due to subscription revenue growth for data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions, and Market Intelligence Desktop products. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Mobility was primarily due to price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023. The increase at Indices was primarily due to higher exchange-traded derivative revenue and higher asset-linked fees revenue. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 26%. Excluding the impact of higher IHS Markit merger costs in 2022 of 15 percentage points, higher employee severance charges in 2022 of 3 percentage points, an asset impairment in 2022 of 2 percentage points and higher amortization of intangibles in 2022 of 1 percentage point, partially offset by an acquisition-related benefit in 2022 of 3 percentage points and a gain on acquisition in 2022 of 2 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by increased incentives and higher compensation costs. Foreign exchange rates had a favorable impact of 2 percentage points.

Nine Months
Revenue increased 13% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for Desktop products, RatingsXpress®, RatingsDirect®, and data feed products within Data & Advisory Solutions at Market Intelligence; continued demand for market data and market insights products and higher conference revenue at Commodity Insights; price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023 at Mobility; growth in corporate bond ratings transaction revenue driven by increased investment-grade and high-yield issuance volumes due to an increase in refinancing activity and higher non-transaction revenue due to an increase in surveillance revenue, a cumulative catch-up for customers' unreported commercial paper issuance, an increase in revenue at our CRISIL subsidiary and higher RES revenue, partially offset by a decrease in new entity credit ratings revenue at Ratings; and higher exchange-traded derivative revenue and higher data subscription revenue at Indices. These increases were partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit decreased 26%. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 47 percentage points and higher amortization of intangibles in 2023 of 3 percentage points, partially offset by the impact of higher IHS Markit merger costs in 2022 of 8 percentage points, the impact of a S&P Foundation grant in 2022 of 5 percentage points and higher employee severance charges in 2022 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, increased incentives and higher compensation costs. Foreign exchange rates had a favorable impact of 1 percentage point.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Consolidated Review

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$3,084	$2,861	8%	$9,345	$8,244	13%
Total Expenses:
Operating-related expenses	995	989	1%	3,109	2,745	13%
Selling and general expenses	741	725	2%	2,217	2,451	(10)%
Depreciation and amortization	282	298	(5)%	853	738	16%
Total expenses	2,018	2,012	—%	6,179	5,934	4%
Loss (gain) on dispositions	—	2	(80)%	69	(1,897)	N/M
Equity in income on unconsolidated subsidiaries	(8)	(6)	29%	(33)	(21)	61%
Operating profit	1,074	853	26%	3,130	4,228	(26)%
Other income, net	(5)	(37)	87%	(5)	(86)	95%
Interest expense, net	84	71	18%	258	218	18%
(Gain) loss on extinguishment of debt, net	—	(4)	N/M	—	15	N/M
Provision for taxes on income	181	145	25%	628	1,053	(40)%
Net income	814	678	20%	2,249	3,028	(26)%
Less: net income attributable to noncontrolling interests	(72)	(70)	(3)%	(202)	(213)	5%
Net income attributable to S&P Global Inc.	$742	$608	22%	$2,047	$2,815	(27)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue
The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$3,084	$2,861	8%	$9,345	$8,244	13%

Subscription revenue	1,730	1,682	3%	5,194	4,490	16%
Non-subscription / transaction revenue	477	388	23%	1,600	1,394	15%
Non-transaction revenue	447	394	13%	1,276	1,228	4%
Asset-linked fees	218	210	4%	638	642	(1)%
Sales usage-based royalties	87	72	21%	257	213	20%
Recurring variable	125	115	8%	380	277	37%

% of total revenue:
Subscription revenue	56%	59%		55%	54%
Non-subscription / transaction revenue	16%	14%		17%	17%
Non-transaction revenue	14%	14%		14%	15%
Asset-linked fees	7%	7%		7%	8%
Sales usage-based royalties	3%	2%		3%	3%
Recurring variable	4%	4%		4%	3%

U.S. revenue	$1,853	$1,717	8%	$5,644	$4,925	15%
International revenue:
European region	693	645	7%	2,108	1,911	10%
Asia	344	322	7%	1,023	912	12%
Rest of the world	194	177	10%	570	496	15%
Total international revenue	$1,231	$1,144	8%	$3,701	$3,319	12%
% of total revenue:
U.S. revenue	60%	60%		60%	60%
International revenue	40%	40%		40%	40%

Three Months
Revenue increased 8% as compared to the three months ended September 30, 2022. Subscription revenue increased in the three month period primarily due to growth in data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Desktop products at Market Intelligence, price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023 at Mobility and continued demand for Commodity Insights market data and market insights products, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue driven by increased high-yield and bank loan issuance volumes primarily due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue, a cumulative catch-up for customers' unreported commercial paper issuance, higher Ratings Evaluation Service (“RES”) revenue and an increase in revenue at our CRISIL subsidiary. Asset linked fees increased at Indices due to higher levels of assets under management (“AUM”) for ETFs, partially offset by product mix. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges at Commodity Insights also contributed to revenue growth. Recurring variable revenue at Market Intelligence increased due to fixed income new issuance volumes. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.
Nine Months

Revenue increased 13% as compared to the nine months ended September 30, 2022. Subscription revenue increased in the nine month period primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased due to the impact of the merger with IHS Markit, growth in corporate bond ratings revenue driven by increased investment-grade and high-yield issuance volumes due to an increase in refinancing activity at Ratings and an increase in conference revenue at Commodity Insights. Non-transaction revenue increased due to an increase in surveillance revenue, a cumulative catch-up for customers' unreported commercial paper issuance, an increase in revenue at our CRISIL subsidiary and higher RES revenue, partially offset by a decrease in new entity credit ratings revenue. Asset linked fees decreased at Indices driven by product mix. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges at Commodity Insights also contributed to revenue growth. Recurring variable revenue at Market Intelligence increased due to the impact of the merger with IHS Markit and fixed income new issuance volumes. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2023		2022		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$486	$271	$444	$237	9%	14%
Ratings [2]	239	111	229	63	5%	75%
Commodity Insights [3]	148	113	132	125	12%	(10)%
Mobility [4]	99	121	88	91	12%	34%
Indices [5]	55	55	51	47	7%	17%
Engineering Solutions [6]	—	—	58	23	N/M	N/M
Intersegment eliminations [7]	(46)	—	(43)	—	7%	N/M
Total segments	981	671	959	586	2%	14%
Corporate Unallocated expense [8]	14	70	30	139	(52)%	(50)%
Total	$995	$741	$989	$725	1%	2%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2023, selling and general expenses include employee severance charges of $19 million, IHS Markit merger costs of $11 million and an asset write-off of $1 million. In 2022, selling and general expenses include include employee severance charges of $13 million, IHS Markit merger costs of $6 million and acquisition-related costs of $1 million.
2 In 2023 and 2022, selling and general expenses include employee severance charges of $2 million.
3 In 2023, selling and general expenses include IHS Markit merger costs of $8 million and employee severance charges of $7 million. In 2022, selling and general expenses include employee severance charges of $14 million and IHS Markit merger costs of $10 million.
4 In 2023, selling and general expenses include employee severance charges of $3 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. In 2022, selling and general expenses include an acquisition-related benefit of $19 million and employee severance charges of $1 million.
5 In 2023 and 2022, selling and general expenses include employee severance charges of $1 million and IHS Markit merger costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $2 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2023, selling and general expenses include IHS Markit merger costs of $37 million, employee severance charges of $6 million, disposition-related costs of $3 million and acquisition-related costs of $1 million. In 2022, selling and general expenses include IHS Markit merger costs of $127 million, employee severance charges of $23 million, a gain on acquisition of $10 million, an asset impairment of $9 million and acquisition-related costs of $1 million.

Operating-Related Expenses

Operating-related expenses increased 1% primarily driven by increased incentives and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 2%. Excluding the favorable impact of higher IHS Markit merger costs in 2022 of 17 percentage points, higher employee severance charges in 2022 of 3 percentage points, and an asset write-off of 2 percentage points, partially offset by an acquisition-related benefit in 2022 of 4 percentage points, a gain on acquisition in 2022 of 2 percentage points and disposition-related costs in 2023 of 1 percentage point, selling and general expenses increased 17%. The increase was primarily driven by increased incentives and higher compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased to $282 million in 2023 compared to $298 million in 2022, primarily due to lower depreciation driven by asset disposals and lower intangible asset amortization driven by the sale of Engineering Solutions on May 2, 2023.

Nine Months

(in millions)	2023		2022		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,460	$791	$1,223	$669	19%	18%
Ratings [2]	708	337	692	264	2%	28%
Commodity Insights [3]	485	334	385	327	26%	2%
Mobility [4]	299	360	205	246	46%	46%
Indices [5]	166	152	151	135	10%	13%
Engineering Solutions [6]	85	27	137	51	(38)%	(48)%
Intersegment eliminations [7]	(130)	—	(125)	—	4%	N/M
Total segments	3,073	2,001	2,668	1,692	15%	18%
Corporate Unallocated expense [8]	36	216	77	759	(53)%	(72)%
Total	$3,109	$2,217	$2,745	$2,451	13%	(10)%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2023 selling and general expenses include employee severance charges of $41 million, IHS Markit merger costs of $36 million, an asset impairment of $5 million and an asset write-off of $1 million. In 2022, selling and general expenses include employee severance charges of $44 million, IHS Markit merger costs of $21 million and acquisition-related costs of $2 million.
2 In 2023 and 2022, selling and general expenses include employee severance charges of $8 million and $14 million, respectively.
3 In 2023, selling and general expenses include IHS Markit merger costs of $28 million and employee severance charges of $23 million. In 2022, selling and general expenses include employee severance charges of $38 million and IHS Markit merger costs of $16 million.
4 In 2023, selling and general expenses include employee severance charges of $6 million, IHS Markit merger costs of $2 million and acquisition-related costs of $2 million. In 2022, selling and general expenses include acquisition-related benefit of $15 million, employee severance charges of $3 million and IHS Markit merger costs of $1 million.
5 In 2023, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $3 million. In 2022, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $1 million.
6 In 2022, selling and general expenses include employee severance charges of $4 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8 In 2023, selling and general expenses include IHS Markit merger costs of $104 million, employee severance charges of $20 million, disposition-related costs of $19 million, lease impairments of $15 million and acquisition-related costs of $3 million. In 2022, selling and general expenses include IHS Markit merger costs of $483 million, a S&P Foundation grant of $200 million, employee severance charges of $87 million, a gain on acquisition of $10 million, an asset impairment of $9 million, acquisition-related costs of $7 million, lease impairments of $5 million and an asset write-off of $3 million.
Operating-Related Expenses

Operating-related expenses increased 13% primarily driven by the impact of the merger with IHS Markit, increased incentives and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 10%. Excluding the favorable impact of higher IHS Markit merger costs in 2022 of 19 percentage points, a S&P Foundation grant in 2022 of 11 percentage points and higher employee severance charges in 2022 of 5 percentage points, partially offset by disposition-related costs in 2023 of 1 percentage point, selling and general expenses increased 24%. The increase was primarily driven by the impact of the merger with IHS Markit, increased incentives and higher compensation costs.

Depreciation and Amortization

Depreciation and amortization increased to $853 million in 2023 compared to $738 million in 2022, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit, partially offset by lower intangible asset amortization driven by the sale of Engineering Solutions on May 2, 2023.

Loss (Gain) on Dispositions

During the nine months ended September 30, 2023, we completed the following disposition and received a contingent payment that were included in Loss (gain) on dispositions in the consolidated statements of income:

•During the nine months ended September 30, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions.

•In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the nine months ended September 30, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) related to the sale of a family of leveraged loan indices in our Indices segment.

During the three and nine months ended September 30, 2022, we completed the following dispositions that resulted in a pre-tax loss of $2 million and a pre-tax gain of $1,897 million, respectively, which was included in Loss (gain) on dispositions in the consolidated statement of income:

•In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $15 million ($11 million after-tax) and a pre-tax gain of $505 million ($378 million after tax) for the sale of LCD. During the three and nine months ended September 30, 2022, we recorded a pre-tax gain of $14 million ($12 million after-tax) and $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in Loss (gain) on dispositions in the consolidated statements of income.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:
Three Months

(in millions)	2023	2022	% Change
Market Intelligence [1]	$195	$174	12%
Ratings [2]	459	377	22%
Commodity Insights [3]	184	141	31%
Mobility [4]	80	90	(10)%
Indices [5]	235	239	(2)%
Engineering Solutions [6]	—	1	N/M
Total segment operating profit	1,153	1,022	13%
Corporate Unallocated expense [7]	(87)	(175)	50%
Equity in Income on Unconsolidated Subsidiaries [8]	8	6	29%
Total operating profit	$1,074	$853	26%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2023 includes employee severance charges of $19 million, IHS Markit merger costs of $11 million, and an asset write-off of $1 million. 2022 includes a loss on disposition of $17 million, employee severance charges of $13 million, IHS Markit merger costs of $6 million and acquisition-related costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $140 million and $134 million, respectively.
2    2023 and 2022 include employee severance charges of $2 million and amortization of intangibles from acquisitions of $2 million.
3 2023 includes IHS Markit merger costs of $8 million and employee severance charges of $7 million. 2022 includes employee severance charges of $14 million and IHS Markit merger costs of $10 million. 2023 and 2022 include amortization of intangibles from acquisitions of $33 million and $32 million, respectively.
4    2023 includes employee severance charges of $3 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2022 includes acquisition-related benefit of $19 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $76 million.
5    2023 includes employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2022 includes a gain on disposition of $14 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $9 million.
6    2022 includes employee severance charges of $2 million and amortization of intangibles from acquisitions of $14 million.
7    2023 includes IHS Markit merger costs of $37 million, employee severance charges of $6 million, disposition-related costs of $3 million and acquisition-related costs of $1 million. 2022 includes IHS Markit merger costs of $127 million, employee severance charges of $23 million, an asset impairment of $9 million, a gain on acquisition of $10 million and acquisition-related costs of $1 million.

8    2023 and 2022 include amortization of intangibles from acquisitions of $14 million and $13 million, respectively.

Segment Operating Profit — Segment operating profit increased 13% as compared to 2022. Excluding the acquisition-related benefit in 2022 of 3 percentage points, partially offset by higher amortization of intangibles in 2022 of 1 percentage point, segment operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by increased incentives and higher compensation costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 50% compared to 2022. Excluding the impact of higher IHS Markit merger costs in 2022 of 102 percentage points, higher employee severance charges in 2022 of 19 percentage points and an asset impairment in 2022 of 10 percentage points, partially offset by a gain on acquisition of 11 percentage points and higher disposition-related costs in 2023 of 3 percentage points, Corporate Unallocated expense increased 67% primarily due to increased incentives.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $8 million and $6 million for the three months ended September 30, 2023 and 2022, respectively.

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

Nine Months

(in millions)	2023	2022	% Change
Market Intelligence [1]	$599	$2,366	(75)%
Ratings [2]	1,422	1,352	5%
Commodity Insights [3]	527	440	20%
Mobility [4]	213	166	29%
Indices [5]	699	732	(5)%
Engineering Solutions [6]	19	3	N/M
Total segment operating profit	3,479	5,059	(31)%
Corporate Unallocated expense [7]	(382)	(852)	55%
Equity in Income on Unconsolidated Subsidiaries [8]	33	21	61%
Total operating profit	$3,130	$4,228	(26)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 2023 includes a gain on disposition of $46 million, employee severance charges of $41 million, IHS Markit merger costs of $36 million, an asset impairment of $5 million and an asset write-off of $1 million. 2022 includes a gain on disposition of $1.8 billion, employee severance charges of $44 million, IHS Markit merger costs of $21 million and acquisition-related costs of $2 million. 2023 and 2022 include amortization of intangibles from acquisitions of $421 million and $331 million, respectively.
2    2023 and 2022 include employee severance charges of $8 million and $14 million, respectively. 2023 and 2022 include amortization of intangibles from acquisitions of $6 million and $5 million, respectively.
3 2023 includes IHS Markit merger costs of $28 million and employee severance charges of $23 million. 2022 includes employee severance charges of $38 million and IHS Markit merger costs of $16 million. 2023 and 2022 include amortization of intangibles from acquisitions of $99 million and $77 million, respectively.

4    2023 includes employee severance charges of $6 million, IHS Markit merger costs of $2 million and acquisition-related costs of $2 million. 2022 includes an acquisition-related benefit of $15 million, employee severance charges of $3 million and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $226 million and $176 million, respectively.
5    2023 includes a gain on disposition of $4 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million. 2022 includes a gain on disposition of $52 million, employee severance charges of $4 million and IHS Markit merger costs of $1 million. 2023 and 2022 include amortization of intangibles from acquisitions of $27 million and $22 million, respectively.
6    2022 includes employee severance charges of $4 million. 2023 and 2022 include amortization of intangibles from acquisitions of $1 million and $33 million, respectively.
7    2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $104 million, employee severance charges of $20 million, disposition-related costs of $19 million, lease impairments of $15 million and acquisition-related costs of $3 million. 2022 includes IHS Markit merger costs of $483 million, a S&P Foundation grant of $200 million, employee severance charges of $87 million, a gain on acquisition of $10 million, asset impairment of $9 million, acquisition-related costs of $7 million, lease impairments of $5 million and asset write-off of $3 million. 2023 and 2022 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.
8    2023 and 2022 include amortization of intangibles from acquisitions of $42 million.

Segment Operating Profit — Segment operating profit decreased 31% as compared to 2022. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 39 percentage points, higher amortization of intangibles from acquisitions in 2023 of 3 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point, segment operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by increased incentives and higher compensation costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 55% compared to 2022. Excluding the impact of higher IHS Markit merger costs in 2022 of 78 percentage points, a S&P Foundation grant in 2022 of 41 percentage points, higher employee severance charges in 2022 of 14 percentage points, an asset impairment of in 2022 of 2 percentage points, an asset write-off in 2022 of 1 percentage point and higher acquisition-related costs in 2022 of 1 percentage point, partially offset by a loss on disposition in 2023 of 25 percentage points, disposition-related costs in 2023 of 4 percentage points, a gain on acquisition in 2022 of 2 percentage points and higher lease impairments in 2023 of 2 percentage points, Corporate Unallocated expense increased 49% primarily due to increased incentives.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $33 million and $21 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Other Income, net

Other income, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net increased compared to the three months and nine months ended September 30, 2022 primarily due to gains on our mark-to-market investments in 2023 compared to losses in 2022.

Interest Expense, net

Interest expense, net increased $13 million compared to the three months ended September 30, 2022 primarily due to incremental expense related to outstanding commercial paper borrowings and the issuance of $750 million 5.25% senior notes in September of 2023. Interest expense, net increased $40 million compared to the three and nine months ended September 30, 2022, respectively, primarily due to higher debt balances in 2023 resulting from the Exchange Offer that took place in March of 2022 in connection with the merger of IHS Markit.

Loss on Extinguishment of Debt, net

During the three and nine months ended September 30, 2022, we recognized a $4 million gain and a $15 million loss on extinguishment of debt. The nine months ended September 30, 2022 includes a $142 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, offset by a $127 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

The effective income tax rate was 18.2% and 21.8% for the three and nine months ended September 30, 2023, respectively, and 17.6% and 25.8% for the three and nine months ended September 30, 2022, respectively. The lower rate for the three months ended September 30, 2022 was primarily due to a combination of discrete adjustments including transaction costs. The higher rate for the nine months ended September 30, 2022 was primarily due to tax charge on merger related divestitures and deal related non-deductible costs.

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

In June of 2022, we completed the previously announced sale of LCD, a business within our Market Intelligence segment, to Morningstar. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $15 million ($11 million after-tax) and a pre-tax gain of $505 million ($378 million after-tax), respectively, for the sale of LCD in Loss (gain) on dispositions in the consolidated statements of income.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the three and nine months ended September 30, 2022, we recorded a pre-tax loss of $2 million ($2 million after-tax) and a pre-tax gain of $1.341 billion ($1.005 billion after-tax), respectively, in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$1,099	$1,016	8%	$3,249	$2,774	17%

Subscription revenue	$932	$861	8%	$2,732	$2,386	15%
Recurring variable revenue	$125	$115	8%	$380	$277	37%
Non-subscription revenue	$42	$40	4%	$137	$111	23%
% of total revenue:
Subscription revenue	85%	85%		84%	86%
Recurring variable revenue	11%	11%		12%	10%
Non-subscription revenue	4%	4%		4%	4%

U.S. revenue	$653	$598	9%	$1,927	$1,634	18%
International revenue	$446	$418	6%	$1,322	$1,140	16%
% of total revenue:
U.S. revenue	59%	59%		59%	59%
International revenue	41%	41%		41%	41%

Operating profit [1]	$195	$174	12%	$599	$2,366	(75)%
Operating margin %	18%	17%		18%	85%

1 Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $19 million and $41 million, respectively, IHS Markit merger costs of $11 million and $36 million, respectively, and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2023 includes a gain on dispositions of $46 million and an asset impairment of $5 million. Operating profit for the three and nine months ended September 30, 2022 includes a loss on dispositions of $17 million and gain on dispositions $1.8 billion, respectively, employee severance charges of $13 million and $44 million, respectively, IHS Markit merger costs of $6 million and $21 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $140 million and $134 million for the three months ended September 30, 2023 and 2022, respectively, and $421 million and $331 million for the nine months ended September 30, 2023 and 2022, respectively.
Three Months

Revenue increased 8% primarily due to subscription revenue growth for data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions, and Market Intelligence Desktop products. An increase in recurring variable revenue due to fixed income new issuance volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 12%. Excluding the impact of a gain on dispositions in 2022 of 150 percentage points, higher acquisition-related costs in 2022 of 6 percentage points, partially offset by higher amortization of intangibles in 2023 of 55 percentage points, higher employee severance charges in 2023 of 55 percentage points, higher IHS Markit merger costs in 2023 of 47 percentage points and an asset write-off of 5 percentage points, operating profit increased 6% primarily due to revenue growth, partially offset by higher compensation costs and increased incentives. Foreign exchange rates had a favorable impact of 3 percentage points.
Nine Months
Revenue increased 17% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 75%. Excluding the impact of a higher gain on dispositions in 2022 of 85 percentage points, higher amortization of intangibles in 2023 of 4 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, operating profit increased 15% primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, higher compensation costs and increased incentives. Foreign exchange rates had a favorable impact of 1 percentage point.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $38 million and $113 million for the three and nine months ended September 30, 2023, respectively, and $36 million and $107 million for the three and nine months ended September 30, 2022, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$819	$681	20%	$2,494	$2,345	6%

Transaction revenue	$326	$244	34%	$1,088	$992	10%
Non-transaction revenue	$493	$437	13%	$1,406	$1,353	4%
% of total revenue:
Transaction revenue	40%	36%		44%	42%
Non-transaction revenue	60%	64%		56%	58%

U.S. revenue	$444	$370	20%	$1,370	$1,282	7%
International revenue	$375	$311	21%	$1,124	$1,063	6%
% of total revenue:
U.S. revenue	54%	54%		55%	55%
International revenue	46%	46%		45%	45%

Operating profit [1]	$459	$377	22%	$1,422	$1,352	5%
Operating margin %	56%	55%		57%	58%
1Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $2 million and $8 million, respectively. Operating profit for the three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $14 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2023 and 2022, and $6 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively.

Three Months

Revenue increased 20%, with a favorable impact from foreign exchange rates of 1 percentage point. Transaction revenue increased due to growth in corporate bond ratings revenue driven by increased high-yield and bank loan issuance volumes primarily due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue, a cumulative catch-up for customers' unreported commercial paper issuance, higher Ratings Evaluation Service (“RES”) revenue and an increase in revenue at our CRISIL subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 22%, with a favorable impact from foreign exchange rates of 2 percentage points, due to revenue growth, partially offset by prior-year write-downs in incentive compensation as result of financial performance and higher current-year compensation costs.

Nine Months

Revenue increased 6%, with an unfavorable impact from foreign exchange rates of less than 1 percentage point. Transaction revenue increased due to growth in corporate bond ratings revenue driven by increased investment-grade and high-yield issuance volumes primarily due to higher refinancing activity, partially offset by lower bank loan ratings revenue driven by decreased issuance volumes in the first half of 2023. Non-transaction revenue increased due to an increase in surveillance revenue, a cumulative catch-up for customers' unreported commercial paper issuance, an increase in revenue at our CRISIL subsidiary and higher RES revenue, partially offset by a decrease in new entity credit ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 5%, with a favorable impact from foreign exchange rates of 1 percentage point, due to revenue growth, partially offset by prior-year write-downs in incentive compensation as result of financial performance and higher current-year compensation costs.

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

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	73%	204%	150%	58%	61%	51%
Investment-grade issuance	(16)%	37%	11%	(4)%	26%	6%
Total issuance **	(7)%	35%	9%	3%	23%	5%
Note – Global issuance includes U.S., Europe, Asia and the rest of the world.
*     Includes Industrials and Financial Services.
** Includes rated and non-rated issuance.
•High-yield issuance was up in the third quarter of 2023 in the U.S. and Europe due to an increase in refinancing activity. Corporate issuance in the U.S. was down for the quarter driven by weakness in investment grade issuance.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	26%	45%	10%	2%	61%	6%
Structured credit (primarily CLOs)	(9)%	(22)%	(12)%	(32)%	(29)%	(33)%
Commercial mortgage-backed securities (“CMBS”)	(33)%	*	(31)%	(73)%	(28)%	(72)%
Residential mortgage-backed securities (“RMBS”)	(33)%	10%	(16)%	(52)%	(20)%	(38)%
Covered bonds	*	(19)%	(11)%	*	9%	3%
Total issuance	(2)%	(8)%	(6)%	(31)%	5%	(17)%

Note – Global issuance includes U.S., Europe, Asia and the rest of the world.
*     Represents no activity in 2023 or 2022.

•ABS issuance increased in the U.S. and Europe driven by auto loans, with Europe also up from a low 2022 base.

•CLO issuance was down in the U.S. and Europe structured credit markets due to a decline in new issuance.

•CMBS and RMBS issuance was down in the U.S. reflecting unfavorable market conditions.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe decreased with weakening loan and deposit growth due to higher interest rates and weaker consumer confidence.

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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$479	$432	11%	$1,450	$1,234	18%

Subscription revenue	$432	$394	10%	$1,261	$1,088	16%
Sales usage-based royalties	$21	$17	29%	$59	$50	16%
Non-subscription revenue	$26	$21	23%	$130	$96	36%
% of total revenue:
Subscription revenue	90%	91%		87%	88%
Sales usage-based royalties	5%	4%		4%	4%
Non-subscription revenue	5%	5%		9%	8%

U.S. revenue	$180	$167	8%	$587	$496	18%
International revenue	$299	$265	13%	$863	$738	17%
% of total revenue:
U.S. revenue	38%	39%		40%	40%
International revenue	62%	61%		60%	60%

Operating profit [1]	$184	$141	31%	$527	$440	20%
Operating margin %	38%	33%		36%	36%

1Operating profit for the three and nine months ended September 30, 2023 includes IHS Markit merger costs of $8 million and $28 million, respectively, and employee severance charges of $7 million and $23 million, respectively. Operating profit for the three and nine months ended September 30, 2022 includes employee severance costs of $14 million and $38 million, respectively, and IHS Markit merger costs of $10 million and $16 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $33 million and $32 million for the three months ended September 30, 2023 and 2022, respectively, and $99 million and $77 million for the nine months ended September 30, 2023 and 2022, respectively.

Three Months
Revenue increased 11% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes across all commodity sectors and an increase in consulting services in the Advisory & Transactional Services business also contributed to revenue growth. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue streams, followed by the Advisory & Transactional Services business. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 31%. Excluding the impact of higher employee severance charges in 2022 of 11 percentage points and higher IHS Markit merger costs in 2022 of 3 percentage points, operating profit increased 17%. The increase was primarily due to revenue growth partially offset by higher compensation costs, increased incentives and an increase in strategic investments. Foreign exchange rates had a favorable impact of 1 percentage points.

Nine Months

Revenue increased 18% primarily due to the impact of the merger with IHS Markit, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes also contributed to revenue growth. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue streams, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 20%. Excluding the impact of higher amortization of intangibles from acquisitions in 2023 of 2 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point, operating profit increased 18%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, higher compensation costs, increased incentives, an increase in costs related to the Commodity Insights conferences in 2023 and an increase in strategic investments. Foreign exchange rates had a favorable impact of 3 percentage points.
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
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$379	$346	10%	$1,107	$797	39%

Subscription revenue	$296	$269	11%	$870	$618	41%
Non-subscription revenue	$83	$77	7%	$237	$179	32%
% of total revenue:
Subscription revenue	78%	78%		79%	78%
Non-subscription revenue	22%	22%		21%	22%

U.S. revenue	$312	$282	11%	$910	$647	41%
International revenue	$67	$64	6%	$197	$150	31%
% of total revenue:
U.S. revenue	82%	82%		82%	81%
International revenue	18%	18%		18%	19%

Operating profit [1]	$80	$90	(10)%	$213	$166	29%
Operating margin %	21%	26%		19%	21%

1 Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $3 million and $6 million, respectively, IHS Markit merger costs of $1 million and $2 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Operating profit for the three and nine months ended September 30, 2022 includes an acquisition-related benefit of $19 million and $15 million, respectively, and employee severance charges of $1 million and $3 million, respectively. Operating profit for the nine months ended September 30, 2022 includes IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended September 30, 2023 and 2022, and $226 million and $176 million for the nine months ended September 30, 2023 and 2022, respectively.

Three Months
Revenue increased 10% primarily due to price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023. Increases within the Financial business due to strong underwriting volumes and the Manufacturing business due to strong recall activity and uptick in marketing solutions also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit decreased 10%. Excluding the impact of an acquisition-related benefit in 2022 of 18 percentage points and higher employee severance charges in 2023 of 2 percentage points, operating profit increased 10% driven by revenue growth, partially offset by higher compensation costs, increased incentives, higher technology costs and expenses associated with the acquisition of Market Scan. Foreign exchange rates had an unfavorable impact of 4 percentage points.

Nine Months
Revenue increased 39% primarily due to the impact of the merger with IHS Markit, price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023. Increases within the Financial business due to strong underwriting volumes and the Manufacturing business due to strong recall activity and uptick in marketing solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of 1 percentage point.
Operating profit increased 29%. Excluding the impact of higher amortization of intangibles from acquisitions in 2023 of 5 percentage points and an acquisition-related benefit in 2022 of 2 percentage points, operating profit increased 36% driven by revenue growth, partially offset by the impact of the merger with IHS Markit, higher compensation costs, increased incentives, higher technology costs and expenses associated with the acquisition of Market Scan. Foreign exchange rates had an unfavorable impact of 3 percentage points.
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

During the three and nine months ended September 30, 2022, we recorded a pre-tax gain of $14 million ($12 million after-tax) and of $52 million ($43 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income for the sale of a family of leveraged loan indices, within our Indices segment, to Morningstar.

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
See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the merger with IHS Markit.
The following table provides revenue and segment operating profit information for the periods September 30:

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$354	$334	6%	$1,042	$995	5%

Asset-linked fees	$218	$210	4%	$638	$642	(1)%
Subscription revenue	$70	$69	2%	$206	$190	8%
Sales usage-based royalties	$66	$55	18%	$198	$163	22%
% of total revenue:
Asset-linked fees	62%	63%		61%	65%
Subscription revenue	20%	21%		20%	19%
Sales usage-based royalties	18%	16%		19%	16%

U.S. revenue	$290	$271	7%	$849	$818	4%
International revenue	$64	$63	3%	$193	$177	9%
% of total revenue:
U.S. revenue	82%	81%		81%	82%
International revenue	18%	19%		19%	18%

Operating profit [1]	$235	$239	(2)%	$699	$732	(5)%
Less: net operating profit attributable to noncontrolling interests	65	64		183	195
Net operating profit	$170	$175	(3)%	$516	$537	(4)%
Operating margin %	66%	72%		67%	74%
Net operating margin %	48%	52%		49%	54%
1 Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $1 million and $4 million, respectively, and IHS Markit merger costs of $1 million and $3 million, respectively. Operating profit for the nine months ended September 30, 2023 includes a gain on disposition of $4 million. Operating profit for the three and nine months ended September 30, 2022 includes a gain on disposition of $14 million and $52 million, respectively, employee severance charges of $1 million and $4 million, respectively, and IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended September 30, 2023 and 2022, and $27 million and $22 million for the nine months ended September 30, 2023 and 2022, respectively.

Three Months
Revenue at Indices increased 6% primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume and higher asset-linked fees revenue. Asset-linked fees revenue increased due to higher levels of assets under management (“AUM”) for ETFs, partially offset by product mix. Ending AUM for ETFs increased 21% to $2.848 trillion compared to September 30, 2022 and average levels of AUM for ETFs increased 14% to $2.955 trillion compared to the three months ended September 30, 2022. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit decreased 2%. Excluding the impact of a gain on dispositions in 2022 of 7 percentage points, operating profit increased 5% due to revenue growth partially offset by increased incentives and strategic investments. Foreign exchange rates had a favorable impact of 1 percentage point.

Nine Months
Revenue at Indices increased 5% primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume and higher data subscription revenue. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 5%. Excluding the impact of a higher gain on dispositions in 2022 of 7 percentage points and higher amortization of intangibles from acquisitions in 2023 of 1 percentage point, operating profit increased 3%. The impact of revenue growth was partially offset by increased incentives and strategic investments. Foreign exchange rates had a favorable impact of less than 1 percentage point.

For a further discussion of competitive and other risks inherent in our Indices business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Engineering Solutions

As of May 2, 2023, we completed the sale of Engineering Solutions, a leading provider of engineering standards and related technical knowledge, and the results are included through that date. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for information on the sale of Engineering Solutions and the merger with IHS Markit.

Engineering Solutions included our Product Design offerings that provided technical professionals with the information and insight required to more effectively design products, optimize engineering projects and outcomes, solve technical problems and address complex supply chain issues. Our offerings utilized advanced knowledge discovery technologies, research tools, and software-based engineering decision engines to advance innovation, maximize productivity, improve quality and reduce risk.

Engineering Solutions' revenue was generated primarily through the following sources:
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
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2023	2022	% Change	2023	2022	% Change
Revenue	$—	$95	N/M	$133	$224	(41)%

Subscription revenue	$—	$89	N/M	$125	$208	(40)%
Non-subscription revenue	$—	$6	N/M	$8	$16	(51)%
% of total revenue:
Subscription revenue	—%	94%		94%	93%
Non-subscription revenue	—%	6%		6%	7%

U.S. revenue	$—	$53	N/M	$72	$124	(42)%
International revenue	$—	$42	N/M	$61	$100	(39)%
% of total revenue:
U.S. revenue	—%	56%		54%	55%
International revenue	—%	44%		46%	45%

Operating profit [1]	$—	$1	N/M	$19	$3	N/M
Operating margin %	—%	1%		14%	1%
N/M - Represents a change equal to or in excess of 100% or not meaningful

1 Operating profit for the three and nine months ended September 30, 2022 includes employee severance charges of $2 million and $4 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $14 million for the three months ended September 30, 2022 and $1 million and $33 million for the nine months ended September 30, 2023 and 2022, respectively.

Three Months

Revenue and operating profit decreased as a result of the sale of Engineering Solutions. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

Nine Months

Revenue decreased as a result of the sale of Engineering Solutions. Operating profit increased primarily due to the impact of higher amortization of intangibles from acquisitions for the nine months ended September 30, 2022. The Engineering Solutions business was acquired in connection with the merger with IHS Markit on February 28, 2022 and the financial results are included since the date of acquisition through May 2, 2023.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,646 million as of September 30, 2023, an increase of $359 million from December 31, 2022.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2023	2022	% Change
Net cash provided by (used for):
Operating activities	$2,376	$1,490	60%
Investing activities	$607	$3,689	(84)%
Financing activities	$(2,602)	$(10,128)	(74)%

In the first nine months of 2023, free cash flow increased $838 million to $2,070 million compared to $1,232 million in the first nine months of 2022. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities increased $886 million to $2,376 million for the first nine months of 2023. The increase is mainly due to higher operating results in 2023, higher IHS Markit merger costs in 2022 and a grant payment to the S&P Global Foundation in 2022.

For the first nine months of 2023, our cash taxes were adversely impacted by the requirement to capitalize and amortize research and development expenses under Internal Revenue Code Section 174. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes to be greater than in the prior year. See Note 3 – Income Taxes to the consolidated financial statements of this Form 10-Q for further information.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities decreased to $607 million for the first nine months of 2023 compared to $3,689 million in the first nine months of 2022, primarily due to higher cash proceeds received from dispositions in 2022 related to the dispositions of CUSIP Global Services, Oil Price Information Services, the Leveraged Commentary and Data business and a related family of leveraged loan indices, and the Base Chemicals business. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased $7,526 million to $2,602 million for the first nine months of 2023. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2023. During the nine months ended September 30, 2023, we purchased a total of 5.4 million shares for $2 billion of cash. During the nine months ended September 30, 2022, we purchased a total of 29.5 million shares for $11 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

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

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of September 30, 2023, we had no outstanding commercial paper. As of December 31, 2022, there was $188 million of commercial paper outstanding.

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

•On September 12, 2023, we issued $750 million of 5.25% senior notes due in 2033.
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
Summarized results of operations for the periods ended September 30, 2023 are as follows:

(in millions)	Three Months	Nine Months
Revenue	$764	$2,293
Operating Profit	428	1,407
Net Income	631	1,220
Net income attributable to S&P Global Inc.	631	1,220

Summarized balance sheet information as of September 30, 2023 and December 31, 2022 is as follows:

(in millions)	September 30,	December 31,
	2023	2022
Current assets (excluding intercompany from Non-Obligor Group)	$1,306	$699
Non-current assets	1,418	1,410
Current liabilities (excluding intercompany to Non-Obligor Group)	404	1,046
Non-current liabilities	11,849	11,172
Intercompany payables to Non-Obligor Group	14,158	11,926

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

(in millions)	2023	2022	% Change
Cash provided by operating activities	$2,376	$1,490	60%
Capital expenditures	(95)	(61)
Distributions to noncontrolling interest holders	(211)	(197)
Free cash flow	$2,070	$1,232	68%

(in millions)	2023	2022	% Change
Cash provided by investing activities	607	3,689	(84)%
Cash used for financing activities	(2,602)	(10,128)	(74)%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2023 and December 31, 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2023 and December 31, 2022, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and held cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of September 30, 2023 and December 31, 2022, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the third quarter of 2023, we received 1.4 million shares, which included 0.1 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on May 8, 2023 and 1.3 million shares received from our ASR agreement that we entered into on August 7, 2023. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of September 30, 2023, 21.5 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2023 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1— July 31, 2023	13,100	$405.95	—	22.9 million
August 1 — August 31, 2023 [1,2]	1,225,796	384.77	1,224,208	21.7 million
September 1 — September 30, 2023 [3]	203,625	387.39	202,108	21.5 million
Total — Quarter [1,2,3]	1,442,521	$386.25	1,426,316	21.5 million

1 Includes 0.1 million shares received from the conclusion of our ASR agreement that we entered into on May 8, 2023.

2 Includes 1.1 million shares received from the initiation of our ASR agreement that we entered into on August 7, 2023.

3 Includes 0.2 million shares received from the conclusion of our ASR agreement that we entered into on August 7, 2023.
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

During the third quarter of 2023, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the third quarter of 2023, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

On August 2, 2023, Douglas Peterson, President and Chief Executive Officer, adopted a pre-arranged stock trading plan for the sale of up to 18,000 shares of the Company’s common stock. Mr. Peterson’s plan will terminate on the earlier of (i) May 24, 2024 and (ii) the date on which all sales contemplated under the plan have been executed. Mr. Peterson’s plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the third quarter of 2023.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(4.1)
Ninth Supplemental Indenture, dated as of September 12, 2023, among S&P Global Inc., Standard & Poor's Financial Services LLC and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed September 12, 2023

(4.2)	Form of 5.250% Senior Notes due 2033 (included in Exhibit 4.1), incorporated by reference from the Registrant's Form 8-K filed September 12, 2023

(4.3)
Registration Rights Agreement, dated as of September 12, 2023, among S&P Global Inc., BofA Securities, Inc. and Citigroup Global Markets Inc., as representatives of the initial purchasers, incorporated by reference from the Registrant's Form 8-K filed September 12, 2023

(10)*
Side letter dated July 25, 2023 to letter agreement dated December 11, 2020 to Steve Kemps, Executive Vice President and Chief Legal Officer, incorporated by reference from the Registrant's Form 10-Q filed July 27, 2023

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

S&P Global Inc.
Registrant

Date:	November 2, 2023	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	November 2, 2023	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer