Form 10-K
period 2023-12-31
S&P Global Inc.
filed 2024-02-09
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
                                                Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2023, was $127.5 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $400.89 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 26, 2024 was 314.1 million shares, excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

Part III incorporates information by reference from the definitive proxy statement for the 2024 annual meeting of shareholders.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political, and regulatory conditions (including slower GDP growth or recession, instability in the banking sector and inflation), and factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, public health crises (e.g., pandemics), geopolitical uncertainty (including military conflict), and conditions that may result from legislative, regulatory, trade and policy changes;
•the volatility and health of debt, equity, commodities, energy and automotive markets, including credit quality and spreads, the level of liquidity and future debt issuances, demand for investment products that track indices and assessments and trading volumes of certain exchange traded derivatives;
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
•the continuously evolving regulatory environment in Europe, the United States and elsewhere around the globe affecting each of our businesses and the products they offer, and our compliance therewith;
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

The factors noted above are not exhaustive. The Company and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as required by applicable law. Further information about the Company’s businesses, including information about factors that could materially affect its results of operations and financial condition, is contained in the Company’s filings with the SEC, including Item 1A, Risk Factors in this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” the “Registrant,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and consumers. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels. We were incorporated in December of 1925 under the laws of the state of New York.

Our Businesses

Our operations consist of five businesses: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings”), S&P Global Commodity Insights (“Commodity Insights”), S&P Global Mobility (“Mobility”) and S&P Dow Jones Indices (“Indices”). As of May 2, 2023, we completed the sale of Engineering Solutions (“Engineering Solutions”), a provider of engineering standards and related technical knowledge, and the results are included through that date. For a discussion on the competitive conditions and regulatory environment associated with our businesses, see “MD&A – Segment Review” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Market Intelligence
Market Intelligence is a global provider of multi-asset-class data and analytics integrated with purpose-built workflow solutions. Market Intelligence’s portfolio of capabilities are designed to help trading and investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform valuations and manage credit risk. Key customers served by Market Intelligence include investment managers, investment banks, private equity firms, insurance companies, commercial banks, corporations, professional services firms, government agencies and regulators.

Market Intelligence includes the following business lines:

•Desktop — a product suite that provides data, analytics and third-party research for global finance and corporate professionals, which includes the Capital IQ platforms (which are inclusive of S&P Capital IQ Pro, Capital IQ, Office and Mobile products);
•Data & Advisory Solutions — a broad range of research, reference data, market data, derived analytics and valuation services covering both the public and private capital markets, delivered through flexible feed-based or API delivery mechanisms. This also includes issuer solutions for public companies, a range of products for the maritime & trade market, data and insight into Financial Institutions, the telecoms, technology and media space as well as Environmental, Social and Governance (“ESG”) and supply chain data analytics;
•Enterprise Solutions — software and workflow solutions that help our customers manage and analyze data; identify risk; reduce costs; and meet global regulatory requirements. The portfolio includes industry leading financial technology solutions like Wall Street Office, Enterprise Data Manager, Information Mosaic, and iLevel. Our Global Markets Group offering delivers bookbuilding platforms across multiple assets including municipal bonds, equities and fixed income; and
•Credit & Risk Solutions — commercial arm that sells Ratings’ credit ratings and related data and research, advanced analytics, and financial risk solutions which includes subscription-based offerings, RatingsXpress®, RatingsDirect® and Credit Analytics.
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

With offices in over 25 countries around the world, Ratings is an important part of the world’s financial infrastructure and has played a leading role for over 150 years in providing investors with information and independent benchmarks for their investment and financial decisions as well as access to the capital markets. The key constituents Ratings serves are investors, corporations, governments, municipalities, commercial and investment banks, insurance companies, asset managers, and other debt issuers.

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
Commodity Insights’ revenue is generated primarily through the following sources:

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

Mobility’s revenue is generated primarily through the following sources:

•Subscription revenue — Mobility’s core information products provide critical information and insights to all global OEMs, most of the world’s leading suppliers, and the majority of North American dealerships. Mobility operates across both the new and used car markets. Mobility provides data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supplies car makers and dealers with market reporting products, predictive analytics and marketing automation software; and supports dealers with vehicle history reports, used car listings and service retention solutions. Mobility also sells a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities; and
•Non-subscription revenue — One-time transactional sales of data that are non-cyclical in nature – and that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity – as well as consulting and advisory services.
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
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales-usage based royalties of its indices, as well as data subscription arrangements. Specifically, Indices generates revenue from the following sources:
•Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices’ benchmarks that generate revenue through fees based on assets and underlying funds;
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

Engineering Solutions

As of May 2, 2023, we completed the sale of Engineering Solutions, a provider of engineering standards and related technical knowledge, and the results are included through that date.
Engineering Solutions included our Product Design offerings that provide technical professionals with the information and insight required to more effectively design products, optimize engineering projects and outcomes, solve technical problems and address complex supply chain issues. Our offerings utilized advanced knowledge discovery technologies, research tools, and software-based engineering decision engines to advance innovation, maximize productivity, improve quality and reduce risk.
Engineering Solutions’ revenue was generated primarily through the following sources:
•Subscription revenue — primarily from subscriptions to our Product Design offerings providing standards, codes and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications, which includes Engineering Workbench; Goldfire’s cognitive search and other advanced knowledge discovery capabilities that help pinpoint answers buried in enterprise systems and unstructured data enabling engineers and technical professionals to accelerate problem solving; and
•Non-subscription revenue — primarily from retail transaction and consulting services.
Segment and Geographic Data

The relative contribution of our reportable segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2023 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Human Capital

As of December 31, 2023, we had approximately 40,450 permanent employees located worldwide, including around 22,450 in Asia, 11,550 in the U.S. and Canada, 5,600 in Europe, Middle East, and Africa, and 850 in Latin America.

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

At the management level, our Chief Purpose Officer is responsible for leading the development and execution of the Company’s human capital management strategy, also referred to as our “People” strategy, working together with other senior leaders across the Company. Among other things, this includes promoting an inclusive and performance-driven workplace culture with equitable opportunity for all; managing the Company’s initiatives to attract, develop, engage and retain the high-quality talent needed to ensure the Company is equipped with the right skillsets and intellectual capital to deliver on current and future business needs; and overseeing the design of the Company’s compensation, benefits and well-being programs. In connection with these responsibilities, the Chief Purpose Officer also partners with our Corporate Responsibility & Diversity, Equity & Inclusion team on the development and execution of the Company’s diversity, equity and inclusion roadmap and works closely with the CEO on executive succession planning and development of the talent succession pipeline for the Company’s Executive Committee.

The Company’s short-term incentive plan further reflects the significant role our people play in driving our enterprise strategy to Power Global Markets by linking executive pay outcomes under our enterprise and division balanced scorecards to the achievement of strategic people priorities. In 2023, we focused on delivering on the following strategic People priorities across the enterprise:
•Delivered a new, biennial, enterprise experience (Accelerate Progress LIVE: Lead with Purpose) to further connect with our Company’s purpose and reflect on and celebrate the many ways purpose comes to life
•Encourage career mobility and career development through career coaching and Thrive, our performance management experience
•Improve diverse representation through hiring, advancement and retention, while continuing to raise awareness through DEI education
•Attract and retain our people through recognition programs, learning opportunities, and fair compensation

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

Diversity, Equity & Inclusion

Our ability to attract and retain a diverse and inclusive workforce is critical to our long-term strategy, driving business growth and innovation and empowering our people to achieve their full potential. In connection with our commitment to create a diverse, equitable and inclusive workplace, we remain committed to fostering an environment where our people can bring their whole selves to work:
•Under the leadership of our Chief Purpose Officer, our enterprise DEI strategy is executed globally and addresses the local, regional and global needs of our workforce. In partnership with the Executive Committee, regular updates are provided to align on strategy and prioritization, and to improve connectivity and create a defined and well-coordinated feedback loop between the Company’s Board of Directors, the Executive Committee, DEI team, People Resource Groups and people leaders.
•We measure progress on our diversity, equity and inclusion programs as part of our enterprise and division balanced scorecards, which are reviewed by the CEO quarterly and the Board at least biannually. These metrics are linked to short-term incentive compensation and help increase accountability for our DEI progress. Key performance indicators include measuring the net change in the gender and racial/ethnic diversity of the Company’s employee population. Additionally, we track and monitor employee sentiments on DEI through the annual VIBE employee engagement survey entitled VIBE.
•We connect colleagues across our organization through our People Resource Groups (PRGs). These global, employee-led networks offer career experiences and network-building opportunities that foster professional development and support workplace diversity. United by intersectionality and shared purpose, our nine PRGs also provide community for our people across diverse backgrounds.
•To both attract and retain our pipeline of diverse talent, we have expanded our outreach and recruiting partnerships with associations and industry groups, select Historically Black Colleges and Universities (HBCUs) and Hispanic

Serving Institutions (HSIs). We have enhanced our training globally to incorporate awareness of unconscious bias and inclusion, and expanded career mentoring and leadership development opportunities for diverse colleagues.

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
•Career Coaching - We offer a career coaching program, providing customized support through global career coaches, to empower people to take ownership of their career and help them navigate their career path and opportunities to grow within the Company. This approach to empower our people in their careers aligns to our performance management philosophy and processes and is reinforced across our suite of learning programs.
•Leadership Development - We invest in developing leaders at all levels of our organization through targeted programs designed to foster leadership excellence in people managers, develop emerging leaders and strengthen our executive talent bench, providing a robust internal succession pipeline for our Executive Committee. These programs use a variety of engagement types including in-person immersions, virtual cohorts, and self-guided on demand exercises.
•Learning for All – We have a centralized learning team that hosts personal and professional upskilling courses, available to all our people across the enterprise and in a variety of formats. These offerings complement the efforts of our divisional and functional learning teams that provide product, client, and role-based skills training specific to their areas.
•Team Development – Our teams are at the heart of what we do at S&P Global, so we offer support and resources to help them stay connected with one another, navigate change, and continue to produce high-quality work. We lead a variety of workshops focused on building and maintaining effective teams.

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

In 2023 we continued broadened initiatives to increase pay transparency, empowering our people leaders to manage pay conversations in an effort to continue attracting and retaining top talent.

Hybrid Work, Benefits, and Well-being

The health, safety and well-being of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies.

In early 2023, most of our employees remained working from home and we introduced a new flexible return to office model via a phased approach called anchor-flex. This model was not mandated as a full return, rather defining regular days our people might be in the office and those where they would work virtually. Throughout, we continued to promote health, safety and the welfare of our people.

2023 facility upgrades include: snack and fruit options offered free of charge at all our global locations with healthful choices in mind; menstruation products provided free of charge at all locations; upgrades to nursing/wellness rooms, including hospital-grade Medela pump available in each office nursing room, as well as fridge, dimmable lighting, mirror, disinfectant wipes, and hand moisturizer; enhancements to prayer, contemplation and wellness rooms to include carpets, locks, storage (cubicles, racks, or cabinet), and updated signage to include multiple uses.

In November 2023, we announced an update to our global guidelines on working in the office, so people aligned to an office are expected to come in at least 2 days per week or 9 days per month starting January 2024. We provided a two months’ transition period and a host of resources to help people plan for the transition and any adjustments they would need to make including dependent care, commuting, or other arrangements. Recognizing that there will be circumstances and obligations that make virtual work a necessity for some of our people, we continue to offer the option of all-hybrid work for certain roles. In 2024, we will introduce a flexible summer month, during which we will relax the expectation for in-office days.

We focus on the well-being of our people aligned to our “people first” philosophy through expansion of our benefits offerings globally:
•Recharge, flexible and unlimited time off to balance work and life in order to maximize the effectiveness of both.
•Parental leave of 26 weeks to bond with new arrivals.
•10 days of paid leave per calendar year to care for a close relative or loved one who has a serious illness or health condition.
•Sick leave for a minimum of 10 business days or local statutory timeframe.
•Flexible paid compassion leave following the loss of a loved one, based on individual needs and circumstances.
•Three months’ pay to family members following the loss of an employee. Expanded paid compassion leave to include pregnancy loss and loss of a pet.
•Global Cancer Support secures the salary of any employee unable to work due to a diagnosis of cancer or other chronic disease or serious illness for up to one year, so they can stay focused on their treatment and recovery.

We offer well-being programs that enrich work-life experiences and help our people prioritize their mental, physical, financial, and social well-being. Some of our inclusive benefits include:
•Well-being Program support and resources focused on physical and mental well-being including fitness classes, mental health programs, and education on topics such as Mental Health, Preventative Health, Family Issues, DEI, and Professional Skills Development.
•Well-being Reimbursement of team members for well-being-related activities, providing the flexibility for team members to decide how to use their well-being reimbursement to meet their specific wellness needs.
•Financial well-being reimbursement for financial, tax, and estate planning.
•Enhanced Reproductive Wellness options including:
◦Maven Parental Support to help improve parental health outcomes through equitable care with holistic, clinical support and coaching for pregnant employees and their partners.
◦Maven Expressed Milk Shipping to help parents transition back to work by providing for the delivery of expressed milk home to baby.
◦Fertility IQ/Menopause IQ: Provides premier, on-demand digital education globally to support family building (Fertility IQ) and menopause topics (Menopause IQ).
•Educational Support Policy & Student Loan Reimbursement: Subject to course of study, the Company will reimburse previously-approved tuition, registration/program fees and course-related books up to the country-specific amount. The Company will match the amount an employee has been reimbursed for further education with an equal amount for a current student loan. The sum of both amounts cannot exceed the country-specific annual maximum.

Retention and Engagement

In order to attract and retain the high-quality talent needed to execute our long-term strategy of Powering Global Markets, we believe it is critical for our people to feel motivated and empowered. As a result, we strive to create a unified and inclusive workplace culture that promotes employee engagement, satisfaction, and performance; and that reflects our common corporate purpose and values.

In December 2023, we hosted “Accelerate Progress LIVE: Lead with Purpose,” an enterprise-wide event exploring our company purpose, how our people contribute, and its impact on our customers. This was the first of its kind event for the Company and was bookended with support for our leaders to reinforce the key messages.

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

Available Information

S&P Global’s investor relations website provides access to Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, current reports on Form 8-K, earnings releases and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. For online access, go to http://investor.spglobal.com. Requests for printed copies, free of charge, can be e-mailed to investor.relations@spglobal.com or mailed to Investor Relations, S&P Global Inc., 55 Water Street, New York, NY 10041-0001. Interested parties can also call Investor Relations toll-free at 866-436-8502 (domestic callers) or 212-438-2192 (international callers). The information on our website is not, and shall not be deemed to be part hereof or incorporated into this or any of our filings with the Securities and Exchange Commission (“SEC”).

In addition, these filing are available to the public on the Commission’s website through their EDGAR filing system at www.sec.gov.

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

We operate in the capital, commodities, and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms, and issuers; the commodities markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and consumers. Certain risk factors are applicable to certain of our individual segments while other risk factors are applicable Company-wide.

Cybersecurity, Technology and Innovation Risks

Our size, scale and role in the global markets increases our risk for cyber attacks and other cyber-security risks. Our information systems and networks and those of our third-party service providers are exposed to risks related to cybersecurity and protection of confidential information, including material non-public information, which could have a material adverse effect on our business, financial condition or results of operations.

•Our operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of data and information in our information systems and networks and those of our third-party service providers, including our vendors. Cyber threats continue to further evolve and continue to be more difficult to detect and successfully defend against. As a result, cyber threats have in the past and may in the future defeat the measures that we or our third-party service providers take to anticipate, detect, avoid, or mitigate such threats.
•Our businesses often have access to material non-public information concerning the Company’s customers, including sovereigns, public and private companies, and other third parties around the world, the unauthorized disclosure of which could affect the trading markets for such customers’ securities and could damage such customers’ competitive positions. Some of our own products and services also include material non-public information that could affect trading markets. Unauthorized disclosure of this information as a result of cyber attacks and other unauthorized occurrences on our information systems and networks could cause our customers to lose faith in our ability to protect confidential information and therefore cause customers to cease doing business with us.
•The cyber threats we and our third-party service providers (including our vendors) face are rapidly evolving and are becoming increasingly sophisticated and include denial of service attacks, ransomware, spyware, phishing/smishing/vishing attacks, business compromise attacks, employee errors, negligence or malfeasance, the use of malicious codes or worms, payment fraud, and other unauthorized occurrences on, or conducted through, our or our third-party service providers’ (including our vendors’) information systems and networks, originating from a wide variety of sources, including criminals, terrorists, nation states, financially motivated actors, internal actors, and external service providers. The cyber risks the Company faces range from cyber attacks common to most industries, to more sophisticated and targeted attacks, including attacks carried out by state-sponsored actors, intended to obtain unauthorized access to certain information or information systems or networks due in part to our prominence in the global marketplace, such as our ratings on debt issued by sovereigns and corporate issuers, our impending methodology changes in our benchmarks businesses, or the composition of our indices. Our third-party service providers, including our vendors, are also the subject of a variety of cyber attacks, including attacks carried out by state-sponsored actors.
•We and our third-party service providers, including our vendors, experience cyber attacks, data breaches and other cyber threats of varying degrees on a regular basis. The volume of such attacks, breaches and threats have increased over the years and we expect that volume to continue to increase. Breaches of our or our third-party service providers’ (including our vendors’) information systems and networks may cause material interruptions or malfunctions in our or such third-party’s websites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us, our business or our customers. Although cyber attacks and data breaches on the Company and its third-party service providers have not had a material adverse effect on the Company, there can be no assurance that there will not be a material adverse effect in the future.
•In the ordinary course of business, we are exposed to vulnerabilities in widely deployed third-party software. While such vulnerabilities have not resulted in a material adverse effect on the Company, they require us to devote time and resources to remediation on a regular basis. Notwithstanding our efforts, there can be no assurance that we will not suffer a material adverse effect resulting from vulnerabilities in widely deployed third-party software.
•Misappropriation, improper modification, destruction, corruption or unavailability of our data and information, including personal data, due to cyber incidents, attacks or other security breaches, or the perception of such an occurrence, could damage our brand and reputation, result in litigation, regulatory actions, sanctions or other statutory penalties, lead to loss of customer confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones, result in financial losses that are either not insured against or not fully covered through any insurance maintained by us, and lead to increased expenses related to addressing or mitigating the risks associated with any such incidents. We may be required to expend significant resources to mitigate the impact of any errors, interruptions, delays or cessations of service and we may have insufficient recourse against our third-party service providers, including our vendors. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties, including as a result of a failure of our third-party service providers, including our vendors, to inform us of incidents impacting their information systems or networks in a timely manner could result in regulatory or litigation risk, and reputational harm.
•We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our information systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the enterprise and our customers, clients and employees. However, such measures may be circumvented or become obsolete, and additional measures that we take to prevent or mitigate cyber incidents may be expensive or ineffective. Accordingly, there can be no assurance that our security measures will be sufficient to protect our information or information systems and networks.
•While we conduct cyber due diligence during the acquisition process, following the completion of acquisitions, we have identified weaknesses and vulnerabilities in acquired entities’ information systems and networks, which expose us to unexpected liabilities or make our own information systems or networks more vulnerable to a cyber attack. Such weaknesses and vulnerabilities have been, and may continue to be identified as we complete integration of IHS Markit Ltd. information systems and networks.
•Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

The markets in which we operate continuously change to adapt to customer needs. Our inability to innovate and compete with new or enhanced products and services of our competitors could impact our profitability.

We operate in highly competitive markets that continuously change to adapt to customer needs. We could experience material threats to our existing businesses from the rise of new competitors due to the rapidly changing environment in which we operate. In order to maintain a competitive position, we invest in innovation, new offerings and enhancements, including new ways to deliver our products and services. These new or enhanced offerings resulting from our investments sometimes do not, and may not in the future, achieve market acceptance, profit or the level of profitability that we expect or have experienced historically.

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
•Innovation and constant development in support of new products and enhancements to existing products calls for the implementation of new and improved processes and technologies that require related change management efforts. While we employ a certain level of internal and external resources to mitigate the risks associated with implementing process and technology improvements, new processes and technologies that are still in development tend to be subject to more risks than established processes and technologies. For instance, certain of our new processes require manual data entry or collection before they can be automated, which subjects them to greater risk of human error. We may also face unexpected challenges in execution that may require more management attention than expected, thus diverting management time and energy from other businesses. The foregoing and other unforeseen factors could also result in additional commitments of financial resources and business disruptions.
•We are transitioning our technology to a cloud-based infrastructure, which is complex, time consuming, and involves substantial expenditures. Our utilization of cloud services is critical to developing and providing products and services to our customers, scaling our business for future growth, accurately maintaining data and otherwise operating our business; any such implementation involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. We may discover material deficiencies in our design or implementation or maintenance of the new cloud-based systems that could adversely affect our business. Disruptions to either the outsourced systems or the communication links between us and the outsourced supplier negatively affect our ability to operate our data systems, and impair our ability to provide services to our customers.
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

In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and advances in public cloud computing and open source software is expected to continue. Moreover, generative artificial intelligence (“AI”) may be used in a way that significantly increases access to publicly available free or relatively inexpensive information. Public sources of free or relatively inexpensive information can reduce demand for our products and services. Demand could also be reduced as a result of cost-cutting initiatives at certain companies and organizations. Although we believe our products are enhanced by our analysis, tools, delivery mechanisms and applications, if a large number of smaller customers or a critical number of larger customers choose to use public sources as a substitute for our products or services, it could have a material adverse effect on our business, financial condition or results of operations.

Our approach to AI may not be successful, which could materially and adversely affect our business, financial condition or results of operations.

AI is an emerging technology that is expected to fundamentally change the way data is gathered, produced, protected, licensed, processed, and consumed. Given the importance of data to our products and services, AI is becoming an increasingly important part of our business and industry. We have established a Company-wide AI strategy to drive our approach to data protection, licensing and AI integration in our processes, products and services. We have made significant investments in various AI initiatives. However, the AI landscape is complex and rapidly evolving, and new and enhanced laws and regulations, governmental or regulatory scrutiny, competition from established or emerging companies, litigation, ethical concerns, cybersecurity concerns, intellectual property concerns, or other complications could adversely impact our ability to protect our data and intellectual property, to develop and offer products and services that effectively use AI, to compete with other AI products or services, or to improve efficiency of existing products or services through the effective use of AI to remain competitive, or could increase our burden and cost of research, development and regulatory compliance. For instance, competitors may deploy AI in ways that make processing of information relatively inexpensive or free, which could significantly reduce demand for our data. Additionally, we may be unable to effectively license or otherwise protect our data from unintended use by AI. For additional risks related to intellectual property rights, see the risk factor entitled “Our ability to protect our intellectual property rights could impact our competitive position.” The development, testing and deployment of AI systems requires continued investment and may materially increase the cost profile of our offerings due to the nature of the computing cost involved in such systems. In addition, the number of approaches to integrating and commercializing AI is currently large, and many of those approaches may fail to gain market acceptance or become obsolete as AI continues to evolve. At this time, we are unable to predict which offerings will ultimately be successful. Notwithstanding our investments, our products and services may become less marketable or less competitive, or potentially obsolete if either our approach to integrating AI into our products and services fails to gain market acceptance or our approach to protecting our data and intellectual property is ultimately inadequate. Any of these factors could materially and adversely affect our business, financial condition or results of operations.

Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings could materially and adversely affect our business, financial condition or results of operations.

Many of our offerings use new and evolving technologies, such as AI. These new and evolving technologies often present social and ethical risks and challenges that could affect their adoption, and therefore our business. For example, the use of AI could lead to harmful consequences such as accuracy issues, unintended biases or discriminatory outputs. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society or if we fail to properly remediate any social or ethical issues that may arise in our offerings, we may experience brand or reputational harm, competitive harm, legal liability or loss of public confidence, or our products and services may become less marketable or less competitive. For our AI products and services to be competitive in the evolving and continually developing AI landscape, we must apply resources and make investments to secure such competitiveness and to ensure that our AI products and services are developed and implemented in a way to minimize unintended and harmful impacts. In addition, our failure to continue development and adoption of ethical and transparent policies and procedures related to AI could negatively impact our reputation and customer confidence. Any of these social or ethical issues could materially and adversely affect our business, financial condition or results of operations.

Our use of open source software could result in litigation or impose unanticipated restrictions on our ability to commercialize our products and services.

We use open source software in our technology, most often as small components within a larger product or service. Open source code is also contained in some third-party software we rely on. The terms of many open source licenses are ambiguous and have not been interpreted by United States (“U.S.”) or other courts. These licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products and services, licenses the software on unfavorable terms, or requires us to re-engineer our products and services or take other remedial actions, any of which could have a material adverse effect on our business. We could also be subject to suits by parties claiming breach of the terms of licenses, which could be costly for us to defend.

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
•Our products contain intellectual property delivered through a variety of digital and other media. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property rights against infringement and misappropriation. Our business, financial condition or results of operations could be materially and adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. For example, the legal landscape with respect to AI is rapidly evolving, and we do not yet know whether intellectual property laws and regulations in the jurisdictions in which we operate will enable us to effectively protect our intellectual property rights from unintended use by AI. Additionally, we do business in a number of countries included on the Priority Watch List maintained by the Office of the United States Trade Representative which are currently thought to afford less protection to intellectual property rights generally than some other jurisdictions. The lack of strong patent and other intellectual property protection in jurisdictions in which we operate increases our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermines our competitive position. In addition, even in jurisdictions where there are strong protections for intellectual property rights, our ability to enforce our intellectual property rights may be impacted by the number of competitors attempting to infringe or misappropriate our intellectual property.
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

•Our products and services are delivered electronically, and our customers rely on our ability to process transactions rapidly and deliver substantial quantities of data on computer-based networks. Our customers also depend on the continued capacity, reliability and security of our electronic delivery systems, our websites and the Internet.
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
•We rely on our information technology environment and certain critical databases, systems, applications and services (e.g. Amazon Web Services (“AWS”)) to support key product and service offerings. We believe we have appropriate policies, processes and internal controls to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, but our business could be subject to significant disruption and our business, financial condition or results of operations could be materially and adversely affected by unanticipated system failures, data corruption or unauthorized access to our systems.
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

Legal and Regulatory Risks

Exposure to litigation and government and regulatory proceedings, investigations and inquiries (including market studies) could have a material adverse effect on our business, financial condition or results of operations.

•In the normal course of business, both in the U.S. and abroad, we and our subsidiaries are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries (including market studies), as discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K and in Note 13 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K, and we face the risk that additional proceedings, investigations and inquiries (including market studies) will arise in the future.
•Many of these proceedings, investigations and inquiries (including market studies) regularly relate to the activity of our Ratings, Indices, and Commodity Insights businesses. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to our regulated activities, antitrust matters, and other matters, such as environmental, social and governance (“ESG”) matters. From time to time, we also face proceedings, investigations or inquiries related to tax matters. Enhancements to our products and services combined with evolving regulation requires us to continuously evaluate our regulatory and compliance obligations, and government and self-regulatory agencies may conduct investigations to determine whether our products and services subject us to additional regulations. Any of these proceedings, investigations or inquiries (including market studies) impose additional expenses on the Company, require the attention of senior management, and could ultimately result in adverse judgments, damages, fines, penalties, activity restrictions, reduced demand for our products and services, or negative impacts on our cash flows, which could have a material adverse effect on our business, financial condition or results of operations.
•In view of the uncertainty inherent in litigation, government and regulatory enforcement matters, and changing political sentiments, we cannot predict the eventual outcome of the matters we are currently facing or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments or impact of activity restrictions may be. As a result, we cannot provide assurance that the outcome of the matters we are currently facing or that we may face in the future will not have a material adverse effect on our business, financial condition or results of operations.
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

•We, and certain types of information we collect, compile, use, and publish, are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients and employees in the jurisdictions in which we operate. Further, global privacy, data localization, data maintenance, data transfer and data protection legislation, regulatory, enforcement, and policy activity are rapidly and continually evolving and creating a complex regulatory compliance environment. There is also increasing concern among certain privacy and data protection advocates, government regulators, litigators, and the press regarding marketing and privacy matters as well as data protection, particularly as they relate to individual privacy, threats to personal information, and perceived national security interests. Costs and adaptation of our business practices to comply with and implement the increasing privacy-related and data protection, data maintenance and transfer restriction measures have been, and we expect will continue to be, significant, particularly as the laws and regulations across jurisdictions change frequently and sometimes conflict. In addition, such measures, as well as any associated inquiries or investigations or any other government actions, increase our operating costs and require significant management time and attention, and may result in negative publicity and subject us to costs that may harm our business, including fines or damages as well as demands or orders that we modify or cease existing business practices.
•There has been increased public attention regarding the use of personal information and data transfer, accompanied by examinations of regulated entities, and legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature and interpretations by courts around the world of privacy and data protection laws around the world, including in jurisdictions such as the U.S. (including in an increasing number of U.S. states), the European Union (the “EU”), the People’s Republic of China and India, could have a significant impact on our processing of personal and sensitive information of our employees, vendors and customers and other data, and in turn, our business practices.
•Failure to comply with privacy and data protection requirements could result in significant penalties. The EU’s comprehensive General Data Privacy Regulation (“GDPR”), for example, is a comprehensive regulation applying across all EU member states, providing for penalties of up to the greater of €20 million or 4% of worldwide revenue, and the average GDPR penalties increased in 2023 compared to prior years.
•We devote meaningful time and financial resources to compliance with current and future applicable international and U.S. privacy, cybersecurity, data protection and related laws and regulations. We have made, and expect to continue to make, capital investments and other expenditures to address cybersecurity preparedness and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. Any such expenses that we incur in the future, which could be material, will impact our results of operations in the period in which they are incurred, but may not meaningfully limit the success of future attempts to compromise our information or information technology systems.
•Continued privacy and data protection concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, or loss of revenue, which could have a material adverse effect on our business, financial condition, and results of operations. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs or require changes in our processes, technologies, and data management.
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

Future legislation, regulatory reform or policy changes, such as financial services regulatory reform, energy or commodity-specific regulation, including oil, regulations related to pricing providers, sustainability, credit rating data, data privacy, operational resilience and cyber security, tax regulations, AI, ESG, government-sponsored enterprise reform and increased infrastructure spending and significant changes in trade policy (including sanctions), could impact our business. There are currently a number of laws and regulations in jurisdictions in which we operate around the world that have recently been adopted but not yet implemented or have been proposed or are being considered to which we or our clients will or may become subject, but at this time their impact on our business and results of operations remains uncertain. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the foregoing changes could increase our litigation and regulatory exposure, directly impact our results of operations and cash flows, adversely affect our ability to provide our products and services, or adversely impact the demand for our products and services. Such changes may also impact our business by creating increased volatility and uncertainty in the markets in which we operate. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Increasing regulation of our Ratings business in the U.S., Europe and elsewhere can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•The financial services industry is highly regulated, rapidly evolving and subject to the potential for increasing regulation in the U.S., Europe and elsewhere. The businesses conducted by Ratings are regulated under the laws of various jurisdictions around the world, including the Credit Rating Agency Reform Act of 2006, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Securities Exchange Act of 1934, the EU’s credit rating agency regulation, and the U.K.’s credit rating agency regulation.
•The U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC, the European Commission, including through the European Securities Market Authority and the U.K. Financial Conduct Authority (“FCA”), as well as regulators in other countries in which Ratings operates, have reviewed the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies, and they may conduct such reviews in the future. Other laws, regulations and rules relating to credit rating agencies are from time to time considered by local, national and multinational bodies and are likely to continue to be considered in the future, including, for example, provisions seeking to reduce regulatory and investor reliance on credit ratings or to increase competition among credit rating agencies, provisions regarding remuneration and rotation of credit rating agencies, and liability standards applicable to credit rating agencies. Other laws, regulations and rules are being considered or are likely to be considered in the future that may impact ancillary and other services provided by Ratings in addition to its credit rating products and services, for example regulatory oversight regimes for ESG ratings providers such as the proposal for an EU regulation on the transparency and integrity of ESG rating activities.
•These laws and regulations, and any other similar future rule-making, could result in reduced demand for credit ratings and/or significant increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses and/or take actions inconsistent with our business objectives in order to comply with such laws and regulations and to mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be increased uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which Ratings’ ratings are developed, affect the manner in which Ratings or its customers or users of credit ratings operate, impact the demand for our ratings or our other products and services and alter the economics of the credit ratings business. Each of these developments could materially increase the costs and legal risk associated with the issuance of our credit ratings or our other products and services and may have a material adverse effect on our operations, profitability and competitiveness, the demand for our credit ratings or our other products and services, and the manner in which our credit ratings are utilized.
•Additional information regarding rating agencies is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Our Indices and Commodity Insights businesses are subject to a global evolving regulatory landscape, which has and may continue to cause increased operating obligations, exposure, compliance risk and costs of doing business, and could have a material adverse effect on our business, financial condition or results of operations.

•In addition to the extensive and evolving U.S. laws and regulations, foreign jurisdictions have taken measures to increase regulation of the financial services and commodities industries.
•Commodity Insights has aligned its operations with the Principles for Oil Price Reporting Agencies ("PRA Principles") issued by IOSCO and, as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks. Indices has taken steps to align its governance regime, control framework and operations with the Principles for Financial Benchmarks ("Financial Benchmark Principles") issued by IOSCO and engages an independent auditor to perform an annual reasonable assurance review of its adherence to the Financial Benchmark Principles.
•Commodity Insights and Indices are subject to financial and commodity benchmark regulation in the EU (the “EU Benchmark Regulation”) and the U.K. (the “U.K. Benchmark Regulation”) as well as increasing benchmark regulation in other jurisdictions. Indices and Commodity Insights are both supervised by the Dutch Authority for the Financial Markets for the EU Benchmark Regulation. Indices is also supervised by the FCA for the U.K. Benchmark Regulation. Indices is also subject to the benchmark regulation in Australia under which it is required to and has obtained a license from and is subject to the supervision of the Australian Securities and Investment Commission regarding its administration of the S&P ASX 200 index.
•The EU's package of legislative measures called the Markets in Financial Instruments Directive and Regulation (collectively "MiFID II") have applied in all EU Member States since 2018. MiFID II and potential subsequent amendments may result in changes to the manner in which Indices and Commodity Insights license their indices and price assessments, respectively, and could also have an indirect impact on the credit ratings and third-party research products offered by other divisions of the Company for use within the EU. MiFID II and the Market Abuse Regulation may impose additional regulatory burdens on the activities of Indices and Commodity Insights in the EU over time, but their impact on, and costs to, the Company have not yet been substantive.
•The European Commission has adopted or proposed various options for regulatory intervention to address high energy prices including, among others, price limiting mechanisms on exchange traded gas products, the introduction of circuit breakers and the development of LNG import benchmarks.
•These laws, regulations and principles have impacted our Commodity Insights’ and Indices’ businesses by increasing their operating obligations, exposure, compliance risk, and costs of doing business. Such impacts may continue or get worse as the regulatory landscape continues to evolve, which could have a material adverse effect on our business, financial condition or results of operations.

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
•Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Iran, Russia, and Venezuela. These embargoes and sanctions laws have affected, and may in the future affect, our ability to continue to market and/or sell our products and services into these geographies and in turn adversely impact our revenue from such geographies. For example, in response to the ongoing military conflict between Russia and Ukraine, governments in the U.S., the EU, the U.K., Canada and others imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We announced our suspension of commercial operations in Russia and Belarus in March 2022, which impacted revenue, particularly in Commodity Insights.
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
•The products we develop or license, and the proprietary methodologies, models and processes on which these products rely, from time to time contain undetected errors or defects, despite testing and/or other quality assurance practices. Moreover, many of our products use new and evolving technologies, such as AI, that may contain their own undetected errors or defects. For example, the AI used in our products could include undetected errors or defects that lead to harmful consequences such as accuracy issues, unintended biases or discriminatory outputs. Errors or defects may exist during any part of a product’s life cycle and may persist notwithstanding testing and/or other quality assurance practices. Ineffective or insufficient collaboration within the Company increases the risk that such errors or defects may not be detected. Deploying products containing such errors or defects may damage our reputation, and the costs associated with remediating such errors or defects may have an impact on our profitability.
•Any claim relating to our products, even one in which the outcome is ultimately favorable to us, involves a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Business and Operational Risks

Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, high interest rates, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations.

•Our business is impacted by general economic conditions and volatility in the U.S. and world commodity and financial markets.
•Economic conditions and volatility across the globe are generally affected by negative or uncertain economic and political conditions. In addition, natural and man-made disasters, public health crises (e.g., pandemics), and military conflict, such as the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, introduce volatility and uncertainty into the global capital and commodities markets and negatively impact general economic conditions. Volatile, negative or uncertain economic and political conditions in our significant markets typically undermine business confidence in our significant markets or in other markets, which are increasingly interdependent. Because we operate globally and have significant businesses in many markets, increased volatility or an economic slowdown in any of those markets typically adversely affects our results of operations. For example, military conflicts typically result in adverse and uncertain economic conditions such as negatively impacting global demand for goods and services; causing supply chain disruptions; increasing costs for transportation, energy and other raw materials; and causing an increase in cyber security incidents. Such conditions typically result in increased volatility and disruption to the global economy and the markets in which we operate, thereby adversely impacting our results of operations.
•Since a significant component of our credit-rating and issuance based revenue is transaction-based, and is essentially dependent on the number and dollar volume of rated debt securities issued in the capital markets, unfavorable financial or economic conditions that either reduce investor demand for rated debt securities or reduce issuers’ willingness or ability to issue rated debt securities reduce the number and dollar volume of debt issuances for which Ratings provides credit ratings.
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
•High or increasing interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the level of derivatives trading and/or the types of credit-sensitive products being offered, which impact our Ratings segment and portions of our Market Intelligence, Commodity Insights and Indices segments, and in the future could have a material adverse effect on our business, financial condition or results of operations.
•Our Commodity Insights business is impacted by volatility in the commodities markets. Such volatility in our key markets could cause reduced demand for our products, impacting our revenues and margins. Changes in commodity price references, whether price assessments, benchmarks or the related trading activity in physical commodities and commodities derivatives, could have a material adverse effect on our financial position, results of operations and cash flows.
•High or increasing interest rates, volatility in financial markets or the interest rate environment, significant political or economic events, and other market and economic factors may impact the supply and demand for new and used vehicles, which impacts our Mobility business.
•Disruptions in the automotive supply chain impact production in the automotive industry and typically impact our Mobility business.
•Any weakness in the macroeconomic environment, including due to recession, inflation, high or increasing interest rates and other factors, could constrain customer budgets across the markets we serve, potentially leading to a reduction in their employee headcount and a decrease in demand for our subscription-based products.
•The foregoing factors generally affect our performance and could have a material adverse effect on our business, financial condition or results of operations.

Inability to attract and retain key qualified personnel could have a material adverse effect on our business and results of operations.

The development, maintenance, sale and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, our business is dependent on successfully attracting, retaining and training talented employees in a highly competitive business environment. Our ability to attract and retain talented employees is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. While we offer competitive salary and benefit packages, intense competition for talent within our markets is driving difficulties in attracting and retaining skilled employees. If we are less successful in our recruiting efforts, or if we are unable to attract or retain key employees, our ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected, which could have a material adverse effect on our business and results of operations.

Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations.

•We have made and expect to continue to make acquisitions, divestitures and other strategic transactions to strengthen our business and grow our Company. For example, we acquired ChartIQ on January 3, 2023, TruSight Solutions LLC on January 4, 2023, and Market Scan Information Systems, Inc. on February 16, 2023. Additionally, on May 2, 2023, we sold our Engineering Solutions business. Such transactions present significant challenges and risks, as the market for acquisitions, divestitures and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.
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
◦an acquisition changing the composition of our markets and product mix, and difficulty gaining the skills necessary for such markets or products;
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
◦assuming unintended liabilities;
◦unexpected regulatory and operating difficulties and expenditures, including regulatory challenges that impact our ability to conduct due diligence;
◦failure to maintain employee morale or retain key personnel of the current or acquired business;
◦failure to retain existing business and operational relationships;
◦continuing operational or financial obligations that arise under transition services agreements requiring significant management and operational resources that limit our ability to fully implement cost reduction and efficiency initiatives or other aspects of our transition plans, or divert the management’s focus from other business operations;
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

•The markets for credit ratings, financial research, market data and solutions, index-based products, automotive data, commodities analytics and price assessments, ESG products and scores, and related news and information about these markets are intensely competitive. Our businesses compete domestically and internationally on the basis of a number of factors, including the quality of their offerings, client service, reputation, price, geographic scope, range of products and technological innovation.
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
•Changes in the markets in which we compete may drive us to lower the fees we charge for our products and services in order to remain competitive. In addition, if we are not able to successfully compete with our competitors, we may be required to significantly reduce the costs for our products or services, or we may lose significant market share, revenue or customers, which would materially adversely affect our business, financial condition and results of operations. Moreover, certain of our fees are based on the performance of our customers, and such fees are negatively impacted when our customers’ performance is down, including due to changes in their markets.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability.

•Our major expenditures include employee compensation and capital investments.
•We offer competitive salary and benefit packages to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including but not limited to changes in the cost of health insurance, post-retirement benefits, inflation, trends specific to the skill sets required for our workforce, and the amount of competition for qualified employees within our markets.
•We make significant investments in information technology data centers and other technology initiatives and we cannot provide assurances that such investments will result in increased revenues.
•We rely on data provided by third-party data suppliers for a variety of our products and we rely significantly on AWS to provide, develop and maintain our cloud infrastructure. We are facing increasing costs from our third-party service providers due to a number of reasons, including inflationary pressures and costs associated with the increasing complexity of the data we require.
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

•Should we or our third-party service providers experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, civil unrest, protests, military conflict, terrorist attack, public health crisis (e.g., pandemic), security breach, cyber attack, data breach, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our or our third-party service provider’s personnel, our or our third-party service provider’s office facilities and the proper functioning of our or our third-party service provider’s computer, telecommunication and other related systems and operations. Global climate change is resulting, and is projected to continue to result, in certain natural disasters and adverse weather, such as drought, wildfires, storms, sea‐level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. In the event of any such disaster or other business continuity problem, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, or we could be exposed to the operational challenges of our third-party service providers, over which we have no control, which could have a material adverse effect on our business.
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
•We provide credit ratings, pricing and valuation services, benchmark products, ESG scores and indices, many of which depend on contributions or inputs from third parties or market participants. Our customers and other market participants expect us to be able to demonstrate that our products and services are produced independently and are not readily subject to manipulation. We believe our products and services are designed with appropriate methodologies, processes, and procedures to maintain independence and integrity; however, we may not be able to prevent third parties or market participants from working together or colluding to try to manipulate their inputs and thus the resulting outputs of our products and services. From time to time, we are involved in third-party investigations or litigation related to the markets and stakeholders our products and services serve. Any failures, negative publicity, investigations, or lawsuits that implicate the independence and integrity of our credit ratings, pricing and valuation services, benchmarks, and indices could result in a loss of confidence in the administration of these products and services and could harm our reputation and our business.
•Negative perceptions or publicity could damage our reputation with customers, prospects, regulators, and the public generally, which in turn could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisitions or other combinations. For example, we may face negative perceptions or publicity with respect to our sustainability and corporate responsibility policies and practices or our ESG products, methodologies, or scores, including as a result of a failure to meet publicly disclosed ESG and climate-related targets or goals, or as a result of misalignment with evolving market standards, ESG regulations and codes of conduct or regulatory expectations. In addition, we may face similar negative perceptions or publicity as a result of “anti-ESG” sentiment among certain stakeholders, including governmental authorities, regulators, shareholders and customers.
•Our divisions are all actively engaged in analyzing and providing views on economic conditions, including assessing the impact of events that create volatility and economic uncertainty, such as the ongoing military conflicts between Russia and Ukraine and Israel and Hamas and tensions across the Taiwan Strait. Notwithstanding the care we take in carrying out our work, the views and assumptions we express, the conclusions we draw, the actions we take (including, but not limited to, rating actions, revising the composition of our indices, etc.), and the work our divisions produce are likely to be heavily scrutinized with the benefit of hindsight. We have faced significant regulatory and media scrutiny following prior periods of volatility and economic uncertainty. Such scrutiny has in the past and may in the future impact our reputation, brand and credibility and result in government and regulatory proceedings, investigations, inquiries and litigation.
•Given our businesses are often privy to material non-public information concerning our customers, our data could be improperly used, including for insider trading by our employees and third-party vendors with access to key systems. We have experienced insider trading incidents involving employees in the past, and it is not always possible to deter misconduct by employees or third-party vendors. We take precautions to detect and prevent such activity, including training on insider trading policies for our employees, contractual obligations for our third-party vendors, and policies that require access restrictions for material non-public information, but such precautions are not guaranteed to deter misconduct. Any breach of our clients’ confidences as a result of employee or third-party vendor misconduct could harm our reputation.
•Damage to our reputation, credibility, and brand could have a material adverse effect on our business and results of operations.

Public health crises may have a material adverse effect on our business, financial condition or results of operations.

Our business could be materially and adversely affected by a public health crisis, especially of an infectious disease like COVID-19. The steps governments take to prevent or contain such an event (such as travel restrictions, social distancing, quarantines, shelter in place orders or business shutdowns) may negatively impact our operations, or the operations of our suppliers or customers, or may limit our ability to interact with customers and effectively maintain and grow our operations, including through securing new subscriptions and renewals. Public health crises may introduce volatility and uncertainty into the global financial and commodities markets and adverse general economic conditions. Risks posed to our businesses, financial condition and results of operations from volatility in the financial and commodities markets that could result from such an event are described in the risk factor above entitled “Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, high interest rates, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations.” Actions taken by governments to stabilize the markets and support economic growth may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity. The negative impact of a public health crisis on our clients could result in our products and services facing pricing pressure or delayed renewals, and challenges to new sales, which would in turn reduce revenue, ultimately impacting our results of operations. Moreover, if a public health crisis caused prolonged recessions in the U.S. and other major markets, our businesses would be materially and adversely affected. Due to the uncertain nature of public health crises, we cannot predict the extent to which any such event would impact our business, financial condition or results of operations.

Climate change and the transition to renewable energy and a net zero economy pose operational, commercial and regulatory risks.

The physical commodity and commodity derivative markets may be impacted by decisions by market participants and policy makers to address climate change. In addition, the transition to renewable energy and a net zero economy involves changes to consumer and institutional preferences around energy consumption, and the possible failure of our products or services to facilitate the needs of customers during the transition to renewable energy could adversely impact our business and revenues. Changing preferences, including as a result of shifting market or political sentiment, could also have an adverse impact on the operations or financial condition of our customers, which could result in reduced revenues from those customers. We are also subject to risks relating to new or heightened climate change-related regulations or legislation, which could impact us and our customers and result in increased regulatory, compliance or operational costs. We are also subject to reputational risks relating to the perception of whether or not we are facilitating a migration away from fossil fuels. The risks associated with climate change and the transition to renewable energy and a net zero economy are continuing to evolve rapidly, and we expect that climate change-related risks may increase over time.

Our expansion into and investments in new markets may not be successful, which could adversely impact our business, financial condition and results of operations.

We believe there remains significant opportunity to expand our business into major geographic and product markets (including sustainability, private markets and the People’s Republic of China), and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

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
◦high interest rates or fluctuation in interest rates, currency exchange rates or commodities markets,
◦limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries,
◦differing accounting principles and standards,
◦increases in taxes or changes in U.S. or foreign tax laws (for example, the Pillar Two international tax framework established by the Organisation for Economic Co-operation and Development, which includes a global minimum tax of 15%),
◦potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law,
◦changes in applicable laws and regulatory requirements, including data localization requirements,
◦the possibility of nationalization, expropriation, price controls, withdrawal of licenses to operate, and other restrictive governmental actions,
◦competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions, and
◦civil unrest, protests, terrorism, unstable governments, geopolitical uncertainties and legal systems, and other factors.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and strategy.

Integrated Risk Management

Management is responsible for the day-to-day management of the Company’s risk exposures in a manner consistent with the strategic direction and objectives established by the Board. As a critical component of the Company’s risk management process, management has adopted an integrated risk management framework to continuously identify, assess, measure, manage, monitor and report current and emerging non-financial risks. As part of this framework, the Company has an Enterprise Risk Management (“ERM”) Committee which is chaired by the Company’s Chief Risk & Compliance Officer. Our Chief Information Security Officer (“CISO”) is also a member of the ERM Committee. The ERM Committee oversees the Company’s risk management framework, including the implementation of the framework components across the Company and promotes a strong Company-wide culture of risk management, compliance and control.

Engagement of Third-party Support

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. We also share and receive threat intelligence with our defense industrial base peers, government agencies, information sharing and analysis centers and cybersecurity associations.

Third-party Risk Management

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers.

Impact of Risks from Cybersecurity Threats

We are regularly subject to cybersecurity attacks. None of the risks from cybersecurity threats we’ve faced to date have materially affected, and we do not believe are reasonably likely to materially affect the Company, our business strategy, results of operations or financial condition.

Governance.

Board Oversight of Cybersecurity Threats

The board of directors of the Company (the “Board”) has oversight responsibility for the Company’s risk management framework, including technology and cybersecurity risks facing the Company.

Our Board, and Nominating and Audit Committees, gave significant consideration over the past several years to the appropriate Board and Committee oversight structure for risks associated with technology and cybersecurity. The full Board receives briefings from management on enterprise-wide technology, cybersecurity risk management and the overall technology and cybersecurity environment by management. Specifically, the full Board receives biannual reports from the Chief Digital Solutions Officer and the CISO.

The Board coordinates with the Audit Committee and Finance Committee to ensure active Board- and Committee-level oversight of the Company’s technology and cyber risk profile, enterprise technology and cyber strategies, and information security initiatives. In addition, the Board has delegated primary responsibility for oversight of the Company’s key risks, including cybersecurity, to the Audit Committee. The Audit Committee reviews technology and cybersecurity risks, as well as the Company’s risk mitigation processes and internal control procedures to protect sensitive business information. The Audit Committee also receives regular updates from the Chief Digital Solutions Officer and the CISO on the Company’s technology and cybersecurity programs. In addition, the Finance Committee oversees management’s strategy with regard to technology and associated risks, including cybersecurity risks, when considering major capital expenditures and acquisitions. The Board also receives regular updates from the Audit Committee and Finance Committee on their in-depth Committee-level reviews.

Role of Management

In addition to the risk management activities undertaken by the ERM Committee, our corporate information security organization, led by our CISO, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The current CISO has more than 26 years of technology industry leadership, cybersecurity expertise and engineering and operations experience. The corporate information security organization manages and continually enhances the Company’s enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience to minimize the business impact should an incident occur. Central to this organization is our cyber incident response team, which is responsible for the Company’s protection, detection and response capabilities. In the event of a cybersecurity incident, the Company is equipped with an incident response plan that includes: (i) detection and analysis, (ii) containment and eradication, and (iii) remediation and (iv) preparation for future incidents. Incident responses are led by our Information Security team and supported by Legal, Compliance and other functions as appropriate. The CISO and the Chief Digital Solutions Officer provide regular updates to the Board and the Audit Committee concerning the Company’s technology and cybersecurity programs, associated risks and the Company’s efforts to help mitigate those risks.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 135 locations; 39 are in the U.S. In addition, we own real property at 6 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	65	President and Chief Executive Officer
Ewout L. Steenbergen	54	Executive Vice President, Chief Financial Officer
Christopher F. Craig	50	Interim Chief Financial Officer (effective February 12, 2024)
Market Intelligence
Adam Kansler	54	President, S&P Global Market Intelligence
Ratings
Martina L. Cheung	48	President, S&P Global Ratings
Commodity Insights
Saugata Saha	48	President, S&P Global Commodity Insights
Mobility
Edouard Tavernier	50	President, S&P Global Mobility
Indices
Dan Draper	55	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
S. Swamy Kocherlakota	57	Executive Vice President, Chief Digital Solutions Officer
Steven J. Kemps	59	Executive Vice President, Chief Legal Officer
Dimitra Manis	58	Executive Vice President, Chief Purpose Officer
Sally Moore	48	Executive Vice President, Global Head of Strategy, M&A and Partnerships

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
Mr. Craig will begin serving as Interim Chief Financial Officer on February 12, 2024. Mr. Craig currently serves as Senior Vice President, Controller and Chief Accounting Officer, and he will continue serving in this role until such time as a new Chief Financial Officer is appointed. Prior to becoming the Company's Senior Vice President, Controller and Chief Accounting Officer on September 7, 2018, Mr. Craig served as Vice President, Assistant Controller of the Company and prior to that as Senior Director, Technical Accounting and Policy. Mr. Craig joined the Company in 2010.
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
Mr. Kocherlakota, prior to becoming Executive Vice President, Chief Digital Solutions Officer on December 12, 2023, was Executive Vice President, Chief Information Officer since January 13, 2020, was Chief Information Officer since January 1, 2018, and was Global Head of Infrastructure & Cloud and Enterprise Services since July, 2017.
Ms. Manis, prior to becoming Executive Vice President, Chief Purpose Officer, served as Executive Vice President, Chief People Officer since May 15, 2018 at S&P Global.
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
Mr. Steenbergen has served as Executive Vice President and Chief Financial Officer at S&P Global since November 2016.
Mr. Tavernier, prior to becoming President, S&P Global Mobility on February 28, 2022, was Executive Vice President of IHS Markit and President of its Transportation segment since 2019. Prior to that he was senior vice president of Transportation since 2016.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

S&P Global Inc.’s common stock is traded on the New York Exchange (“NYSE”) under the ticker symbol (“SPGI”). The approximate number of record holders of our common stock as of January 26, 2024 was 2,733.

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc., Verisk Analytics, Inc. and Intercontinental Exchange, Inc. Returns assume $100 invested on December 31, 2018 and total return includes reinvestment of dividends through December 31, 2023.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2023 and 2022 were as follows:

	2023	2022
$0.90 per quarter in 2023	$3.60
$0.77 in the first quarter of 2022 and $0.85 in the remaining quarters of 2022		$3.32

On January 23, 2024, the Board of Directors approved a quarterly common stock dividend of $0.91 per share.

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

Repurchase of Equity Securities

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the fourth quarter of 2023, we repurchased 2.8 million shares under the 2022 Repurchase Program and, as of December 31, 2023, 18.7 million shares remained under the 2022 Repurchase Program. Further discussion relating to our ASR agreements can be found in Note 9 - Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under the program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2023 pursuant to our 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).
There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2023	896	$366.95	—	21.5	million
Nov. 1 - Nov. 30, 2023 [1]	2,805,191	362.17	2,798,815	18.7	million
Dec. 1 - Dec. 31, 2023	52,349	440.06	—	18.7	million
Total — Quarter	2,858,436	$430.63	2,798,815	18.7	million
1 Includes 2.8 million shares received from the initiation of our ASR agreement that we entered into on November 13, 2023. Average price paid per share information does not include this accelerated share repurchase transaction.

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the years ended December 31, 2023 and 2022, respectively. The MD&A provides information on factors that we believe are important in understanding our results of operations and comparability and certain other factors that may affect our future results. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2023, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

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

OVERVIEW

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and consumers.

Our operations consist of five businesses: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings”), S&P Global Commodity Insights (“Commodity Insights”), S&P Global Mobility (“Mobility”) and S&P Dow Jones Indices (“Indices”). As of May 2, 2023, we completed the sale of Engineering Solutions (“Engineering Solutions”), a provider of engineering standards and related technical knowledge, and the results are included through that date.

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
•As of May 2, 2023, we completed the sale of Engineering Solutions, a provider of engineering standards and related technical knowledge, and the results are included through that date.

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the year ended December 31, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion.

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

Shareholder Return

During the three years ended December 31, 2023, we have returned approximately $18.2 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $15.3 billion and distributed regular quarterly dividends totaling approximately $2.9 billion. Also, on January 23, 2024, the Board of Directors approved a quarterly common stock dividend of $0.91 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$12,497	$11,181	$8,297	12%	35%
Operating profit [2]	$4,020	$4,944	$4,221	(19)%	17%
% Operating margin	32%	44%	51%
Diluted earnings per share from net income	$8.23	$10.20	$12.51	(19)%	(18)%
 1    % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
 2    Operating profit for the year ended December 31, 2023 includes IHS Markit merger costs of $236 million, employee severance charges of $184 million, acquisition-related costs of $77 million, loss on dispositions of $70 million, disposition-related costs of $24 million, lease impairments of $14 million, asset impairments of $9 million and an asset write-off of $1 million. Operating profit for the year ended December 31, 2022 includes a gain on dispositions of $1.9 billion, IHS Markit merger costs of $619 million, employee severance charges of $289 million, a S&P Foundation grant of $200 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, lease impairments of $5 million, legal costs of $5 million, an asset write-off of $4 million and an acquisition-related benefit of $4 million. Operating profit for the year ended December 31, 2021 includes IHS Markit merger costs of $249 million, employee severance charges of $19 million, gain on dispositions of $11 million, a lease impairment of $3 million, Kensho retention related expense of $2 million, acquisition-related costs of $4 million and recovery of lease-related costs of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $1.1 billion, $959 million and $96 million for the years ended December 31, 2023, 2022 and 2021, respectively.

2023
Revenue increased 12% primarily due to the impact of the merger with IHS Markit; subscription revenue growth for Desktop products, RatingsXpress®, RatingsDirect®, and data feed products within Data & Advisory Solutions at Market Intelligence; growth in corporate bond ratings revenue and bank loan ratings revenue due to higher refinancing activity and higher non-transaction revenue due to an increase in surveillance revenue and an increase in revenue at our CRISIL subsidiary at Ratings; continued demand for market data and market insights products, higher conference revenue and an increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges at Commodity Insights; price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023 at Mobility; and higher exchange-traded derivative revenue and higher data subscription revenue at Indices. These increases were partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023, a decrease in new entity credit ratings revenue at Ratings and lower over-the-counter derivatives revenue at Indices. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 19%. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 39 percentage points, higher acquisition-related costs in 2023 of 2 percentage points and higher amortization of intangibles in 2023 of 3 percentage points, partially offset by the impact of higher IHS Markit merger costs in 2022 of 8 percentage points, the impact of a S&P Foundation grant in 2022 of 4 percentage points and higher employee severance charges in 2022 of 2 percentage points, operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, higher compensation costs and increased incentives. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Our Strategy

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. Our purpose is to accelerate progress. We seek to deliver on this purpose in line with our core values of integrity, discovery and partnership.

Powering Global Markets is the framework for our forward-looking business strategy. Through this framework, we seek to deliver an exceptional, differentiated customer experience by enhancing our foundational capabilities, evolving and growing our core businesses, and pursuing growth via adjacencies. In 2024, we are striving to deliver on our strategic priorities in the following key areas:

Financial

•Meeting or exceeding our organic revenue growth and EBITA margin targets;

•Realizing our merger/integration commitments - cost and revenue synergy targets; and

•Driving growth and superior shareholder returns through effective execution, active portfolio management and prudent capital allocation.

Customer at the Core

•Enhancing customer support and seamless user experience with a focus on ease of discoverability, distribution, and delivery of our products and services and integrated capabilities; and

•Continuing to invest in customer facing solutions and processes; and

•Prioritizing key strategic relationships to drive enterprise alignment and account/relationship development.

Grow and Innovate

•Continuing to fund and accelerate key growth areas and transformational adjacencies;

•Exercising disciplined organic capital allocation, inorganic and partnership strategies; and

•Growing the value of S&P Global’s brand through an integrated marketing and communication strategy; driving awareness and consideration across the product offering.

Data and Technology

•Strengthening data management capabilities for cross-enterprise value creation, ensuring data quality through governance, enhanced architecture, and policy codification. Utilizing advanced technologies to enhance data processing efficiency, precision, and drive new insights, prioritizing optimized data management and analysis;

•Adopting efficient modern native cloud technologies and data services; implementing technologies that align with customer needs and unlock new opportunities; and

•Formulating and executing on an enterprise-wide AI strategy that accelerates innovation in our product offerings and drives the productivity of our people with common AI capabilities.

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

•Strengthening the security and resiliency of business-critical systems through the elimination of known risk areas vulnerable to threat actor exploitation; and

•Creating a more sustainable impact.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors in this Annual Report on Form 10-K.

Further projections and discussion on our 2024 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$12,497	$11,181	$8,297	12%	35%
Expenses:
Operating-related expenses	4,141	3,753	2,180	10%	72%
Selling and general expenses	3,159	3,396	1,729	(7)%	97%
Depreciation and amortization	1,143	1,013	178	13%	N/M
Total expenses	8,443	8,162	4,087	3%	N/M
Loss (gain) on dispositions	70	(1,898)	(11)	N/M	N/M
Equity in Income on Unconsolidated Subsidiaries	(36)	(27)	—	33%	N/M
Operating profit	4,020	4,944	4,221	(19)%	17%
Other expense (income), net	15	(70)	(62)	N/M	(14)%
Interest expense, net	334	304	119	10%	N/M
Loss on extinguishment of debt	—	8	—	N/M	N/M
Provision for taxes on income	778	1,180	901	(34)%	31%
Net income	2,893	3,522	3,263	(18)%	8%
Less: net income attributable to noncontrolling interests	(267)	(274)	(239)	3%	(15)%
Net income attributable to S&P Global Inc.	$2,626	$3,248	$3,024	(19)%	7%
N/M- Represents a change equal to or in excess of 100% or not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$12,497	$11,181	$8,297	12%	35%

Subscription revenue	6,963	6,201	3,255	12%	90%
Non-subscription / transaction revenue	2,093	1,807	2,320	16%	(22)%
Non-transaction revenue	1,730	1,640	1,698	5%	(3)%
Asset-linked fees	859	862	800	—%	8%
Sales usage-based royalties	348	286	224	22%	28%
Recurring variable	504	385	—	31%	N/M
% of total revenue:
Subscription revenue	55%	55%	39%
Non-subscription / transaction revenue	17%	16%	28%
Non-transaction revenue	14%	15%	20%
Asset-linked fees	7%	8%	10%
Sales usage-based royalties	3%	3%	3%
Recurring variable	4%	3%	—%

U.S. revenue	$7,542	$6,653	$5,012	13%	33%
International revenue:
European region	2,822	2,597	1,995	9%	30%
Asia	1,375	1,246	874	10%	43%
Rest of the world	758	685	416	11%	65%
Total international revenue	$4,955	$4,528	$3,285	9%	38%
% of total revenue:
U.S. revenue	60%	60%	60%
International revenue	40%	40%	40%
N/M - Represents a change equal to or in excess of 100% or not meaningful

2023
Revenue increased 12% as compared to 2022. Subscription revenue increased in 2023 primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased due to the impact of the merger with IHS Markit, growth in corporate bond ratings revenue and bank loan ratings revenue due to higher refinancing activity at Ratings and an increase in conference revenue at Commodity Insights, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in revenue at our CRISIL subsidiary, partially offset by a decrease in new entity credit ratings revenue. Asset linked fees remained relatively unchanged at Indices due to higher average levels of assets under management for ETFs, offset by product mix. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices and an increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to the impact of the merger with IHS Markit and fixed income new issuance volumes. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

2022
Revenue increased 35% as compared to 2021. Subscription revenue increased in 2022 primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices also contributed to the increase. Non-subscription / transaction revenue decreased due to a decrease in corporate bond ratings revenue, bank loan ratings revenue and structured finance revenue at Ratings, partially offset by the impact of the merger with IHS Markit and an increase in conference revenue at Commodity Insights. Non-transaction revenue decreased primarily due to the unfavorable impact of foreign exchange rates, a decrease in entity credit ratings revenue and lower Ratings Evaluation Service (“RES”) revenue, partially offset by an increase in revenue at our CRISIL subsidiary and an increase in surveillance revenue at Ratings. Asset linked fees increased primarily due to higher average levels of assets under management for mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence represents revenue from contracts for services that specify a fee based on, among other factors, the number of trades processed, assets under management, or the number of positions valued. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2023 and 2022:

(in millions)	2023		2022		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,946	$1,165	$1,677	$983	16%	18%
Ratings [2]	963	468	928	404	4%	16%
Commodity Insights [3]	644	461	513	466	26%	(1)%
Mobility [4]	408	502	296	385	38%	31%
Indices [5]	221	219	207	218	7%	1%
Engineering Solutions [6]	85	27	197	76	(57)%	(65)%
Intersegment eliminations [7]	(177)	—	(169)	—	5%	N/M
Total segments	4,090	2,842	3,649	2,532	12%	12%
Corporate Unallocated expense [8]	51	317	104	864	(51)%	(63)%
	$4,141	$3,159	$3,753	$3,396	10%	(7)%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1    In 2023, selling and general expenses include employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, an asset impairment of $5 million and as asset write-off of $1 million. In 2022, selling and general expenses include employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million.
2 In 2023, selling and general expenses include employee severance charges of $10 million and an asset impairment of $1 million. In 2022, selling and general expenses include employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million.
3 In 2023, selling and general expenses include IHS Markit merger costs of $35 million, employee severance charges of $26 million and acquisition-related costs of $2 million. In 2022, selling and general expenses include employee severance charges of $45 million and IHS Markit merger costs of $26 million.
4 In 2023, selling and general expenses include employee severance charges of $9 million, IHS Markit merger costs of $3 million and acquisition-related costs of $2 million. In 2022, selling and general expenses include acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million.
5 In 2023, selling and general expenses include employee severance charges of $5 million and IHS Markit merger costs of $4 million. In 2022, selling and general expenses include employee severance charges of $14 million and IHS Markit merger costs of $2 million.
6 In 2022, selling and general expenses include employee severance charges of $4 million.
7 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
8    In 2023, selling and general expenses include IHS Markit merger costs of $147 million, employee severance charges of $43 million, disposition-related costs of $24 million, lease impairments of $14 million and acquisition-related costs of $4 million. In 2022, selling and general expenses include IHS Markit merger costs of $553 million, a S&P Foundation grant of $200 million, employee severance charges of $107 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, acquisition-related costs of $8 million, lease impairments of $5 million and an asset write-off of $3 million.
Operating-Related Expenses
Operating-related expenses increased 10% as compared to 2022, primarily driven by the impact of the merger with IHS Markit, higher compensation costs and increased incentives.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses decreased 7%. Excluding the favorable impact of higher IHS Markit merger costs in 2022 of 14 percentage points, a S&P Foundation grant in 2022 of 8 percentage points and higher employee severance charges in 2022 of 4 percentage points, partially offset by higher acquisition-related costs in 2023 of 3 percentage points, selling and general expenses increased 16%. The increase was primarily driven by the impact of the merger with IHS Markit, higher compensation costs and increased incentives.

Depreciation and Amortization
Depreciation and amortization was $1,143 million in 2023 compared to $1,013 million in 2022, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit, partially offset by lower intangible asset amortization driven by the sale of Engineering Solutions on May 2, 2023.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2022 and 2021:

(in millions)	2022		2021		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,677	$983	$922	$499	82%	97%
Ratings [2]	928	404	980	448	(5)%	(10)%
Commodity Insights [3]	513	466	214	242	N/M	93%
Mobility [4]	296	385	—	—	N/M	N/M
Indices [5]	207	218	173	168	20%	30%
Engineering Solutions [6]	197	76	—	—	N/M	N/M
Intersegment eliminations [7]	(169)	—	(146)	—	(16)%	N/M
Total segments	3,649	2,532	2,143	1,357	70%	87%
Corporate Unallocated expense [8]	104	864	37	372	N/M	N/M
	$3,753	$3,396	$2,180	$1,729	72%	97%
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
2 In 2022, selling and general expenses include employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. In 2021, selling and general expenses include recovery of lease-related costs of $4 million and employee severance charges of $3 million.
3 In 2022, selling and general expenses include employee severance charges of $45 million and IHS Markit merger costs of $26 million. In 2021, selling and general expenses include recovery of lease-related costs of $2 million.
4 In 2022, selling and general expenses include an acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million.
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

Operating-Related Expenses
Operating-related expenses increased by 72% as compared to 2021 primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses increased 97%. Excluding the unfavorable impact of higher IHS Markit merger costs in 2022 of 18 percentage points, a S&P Foundation grant of 10 percentage points, higher employee severance charges of 13 percentage points and higher disposition-related costs of 1 percentage point, selling and general expenses increased 55%. The increase was primarily driven by expenses associated with the merger with IHS Markit and higher compensation costs, partially offset by lower incentive costs.

Depreciation and Amortization
Depreciation and amortization was $1,013 million in 2022 compared to $178 million in 2021, primarily due to higher intangible asset amortization driven by the impact of the merger with IHS Markit.

Loss (Gain) on Dispositions

During the year ended December 31, 2023, we completed the following disposition and received the following contingent payment that resulted in a pre-tax loss of $70 million, which was included in Loss (gain) on dispositions in the consolidated statement of income:

•During the year ended December 31, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statements of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions.

•In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the year ended December 31, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) related to the sale of a family of leveraged loan indices in our Indices segment.

During the year ended December 31, 2022, we completed the following dispositions that resulted in a pre-tax gain of $1.9 billion, which was included in Loss (gain) on dispositions in the consolidated statements of income:

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

•In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

•In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.

During the year ended December 31, 2021, we completed the following dispositions that resulted in a pre-tax gain of $11 million, which was included in Loss (gain) on dispositions in the consolidated statements of income:

•During the year ended December 31, 2021, we recorded a pre-tax gain of $8 million ($6 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of office facilities in India.

•During the year ended December 31, 2021, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC (“SPIAS”), a business within our Market Intelligence segment, that occurred in July of 2019.
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
The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Market Intelligence [1]	$714	$2,488	$676	(71)%	N/M
Ratings [2]	1,864	1,672	2,629	11%	(36)%
Commodity Insights [3]	704	591	544	19%	9%
Mobility [4]	260	213	—	22%	N/M
Indices [5]	925	927	798	—%	16%
Engineering Solutions [6]	19	15	—	24%	N/M
Total segment operating profit	4,486	5,906	4,647	(24)%	27%
Corporate Unallocated expense [7]	(502)	(989)	(426)	49%	N/M
Equity in Income on Unconsolidated Subsidiaries [8]	36	27	—	33%	N/M
Total operating profit	$4,020	$4,944	$4,221	(19)%	17%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1    2023 includes employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, a gain on disposition of $46 million, an asset impairment of $5 million and an asset write-off of $1 million. 2022 includes a gain on disposition of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. 2021 includes employee severance charges of $3 million, a gain on disposition of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $561 million, $474 million and $65 million, respectively.
2 2023 includes employee severance charges of $10 million and an asset impairment of $1 million. 2022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. 2021 includes a gain on disposition of $6 million, recovery of lease-related costs of $4 million and employee severance charges of $3 million. 2023, 2022 and 2021, include amortization of intangibles from acquisitions of $8 million, $7 million and $10 million, respectively.
3 2023 includes IHS Markit merger costs of $35 million, employee severance charges of $26 million and acquisition-related costs of $2 million. 2022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. 2021 includes recovery of lease-related costs of $2 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $131 million, $111 million and $8 million, respectively.
4 2023 includes employee severance charges of $9 million, IHS Markit merger costs of $3 million and acquisition-related costs of $2 million. 2022 includes an acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million. 2023 and 2022 include amortization of intangibles from acquisitions of $301 million and $241 million, respectively.
5    2023 includes employee severance charges of $5 million, a gain on disposition of $4 million and IHS Markit merger costs of $4 million. 2022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. 2021 includes recovery of lease-related costs of $1 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $36 million, $31 million and $6 million, respectively.

6 2023 includes amortization of intangibles from acquisitions of $1 million. 2022 includes employee severance charges of $4 million and amortization of intangibles from acquisitions of $35 million.
7 2023 includes IHS Markit merger costs of $147 million, a loss on disposition of $120 million, employee severance charges of $43 million, disposition-related costs of $24 million, lease impairments of $14 million and acquisition-related costs of $4 million. 2022 includes IHS Markit merger costs of $553 million, a S&P Foundation grant of $200 million, employee severance charges of $107 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, acquisition-related costs of $8 million, lease impairments of $5 million and an asset write-off of $3 million. 2021 includes IHS Markit merger costs of $249 million, employee severance charges of $13 million, lease-related costs of $4 million, a lease impairment of $3 million, Kensho retention related expenses of $2 million, acquisition-related costs of $2 million and a gain on disposition of $2 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $3 million, $4 million and $7 million, respectively.
8 2023 includes an asset impairment of $2 million. 2023 and 2022 includes amortization of intangibles from acquisitions of $56 million and $55 million, respectively.

2023
Segment Operating Profit — Decreased 24% as compared to 2022. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 33 percentage points, higher amortization of intangibles from acquisitions in 2023 of 2 percentage points and higher acquisition-related costs of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point, segment operating profit increased 12%. The increase was primarily due to revenue growth, partially offset by higher compensation costs and increased incentives. See “Segment Review” below for further information.

Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 49% compared to 2022. Excluding the impact of higher IHS Markit merger costs in 2022 of 15 percentage points, a S&P Foundation grant in 2022 of 7 percentage points and higher employee severance charges in 2022 of 2 percentage points, partially offset by a loss on disposition in 2023 of 4 percentage points, Corporate Unallocated expense increased 69% primarily due to increased incentives.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $36 million for the year ended December 31, 2023.

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

Other Income , net

Other expense (income), net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other expense, net for 2023 was $15 million and other income, net was $70 million and $62 million for 2022 and 2021, respectively. During 2023 and 2022, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.S. retirement plan and U.K. plan, respectively, triggering the recognition of a non-cash pre-tax settlement charge of $23 million and $13 million, respectively. Excluding these pre-tax settlement charges, other income, net was $9 million, $83 million, and $62 million for 2023, 2022, 2021, respectively. The decrease in other income, net in 2023 compared to 2022 was primarily due to losses on our mark-to-market investments in 2023 compared to gains in 2022 and the increase in 2022 compared to 2021 was primarily due to a higher gain on investments in 2022.

Interest Expense, net

Net interest expense for 2023 increased $30 million compared to 2022 primarily due to the issuance of $750 million 5.25% senior notes in September of 2023 and incremental expense related to commercial paper borrowings. Net interest expense for 2022 increased $185 million compared to 2021 primarily due to higher debt balances. See Note 5 - Debt to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion.

Loss on Extinguishment of Debt, Net

In 2022, we recognized an $8 million loss on extinguishment of debt which includes a tender premium paid to tendering note holders in accordance with the terms of the tender offer of $142 million, partially offset by a $134 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

Our effective tax rate was 21.2%, 25.1% and 21.6% for 2023, 2022 and 2021, respectively. Fluctuation in tax rates by year is primarily due to tax charge on merger related divestitures and change in mix of income by jurisdiction.

Segment Review

Market Intelligence

Market Intelligence is a global provider of multi-asset-class data and analytics integrated with purpose-built workflow solutions. Market Intelligence’s portfolio of capabilities are designed to help trading and investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform valuations and manage credit risk.

In January of 2023, we completed the acquisition of ChartIQ, a premier charting provider for the financial services industry. ChartIQ is a professional grade charting solution that allows users to visualize data with a fully interactive web-based library that works seamlessly across web, mobile and desktop. It provides advanced capabilities including trade visualization, options analytics, technical analysis and more. Additionally, ChartIQ allows clients to visualize vendor-supplied data combined with their own proprietary content, alternative datasets or analytics. The acquisition further enhances our S&P Capital IQ Pro platform and other workflow solutions to provide the industry with leading visualization capabilities. The acquisition of ChartIQ is not material to our consolidated financial statements.
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

In June of 2022, we completed the previously announced sale of LCD, a business within our Market Intelligence segment, to Morningstar. During the year ended December 31, 2022, we recorded a pre-tax gain of $505 million ($378 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income for the sale of LCD.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

During the year ended December 31, 2021, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Loss (gain) on dispositions in the consolidated statement of income related to the sale of Standard & Poor’s Investment Advisory Services LLC (“SPIAS”), a business within our Market Intelligence segment, that occurred in July of 2019.

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
•Enterprise Solutions — software and workflow solutions that help our customers manage and analyze data; identify risk; reduce costs; and meet global regulatory requirements. The portfolio includes industry leading financial technology solutions like Wall Street Office, Enterprise Data Manager, Information Mosaic, and iLevel. Our Global Markets Group offering delivers bookbuilding platforms across multiple assets including municipal bonds, equities and fixed income; and
•Credit & Risk Solutions — commercial arm that sells Ratings’ credit ratings and related data and research, advanced analytics, and financial risk solutions which includes subscription-based offerings, RatingsXpress®, RatingsDirect® and Credit Analytics.
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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$4,376	$3,811	$2,185	15%	74%

Subscription revenue	$3,685	$3,263	$2,131	13%	53%
Recurring variable revenue	$504	$385	$—	31%	N/M
Non-subscription revenue	$187	$163	$54	15%	N/M
% of total revenue:
Subscription revenue	84%	86%	98%
Recurring variable revenue	12%	10%	—%
Non-subscription revenue	4%	4%	2%

U.S. revenue	$2,600	$2,231	$1,374	17%	62%
International revenue	$1,776	$1,580	$811	12%	95%
% of total revenue:
U.S. revenue	59%	59%	63%
International revenue	41%	41%	37%

Operating profit [1]	$714	$2,488	$676	(71)%	N/M
% Operating margin	16%	65%	31%
N/M – Represents a change equal to or in excess of 100% or not meaningful

12023 includes employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, a gain on disposition of $46 million, an asset impairment of $5 million and an asset write-off of $1 million. 2022 includes a gain on dispositions of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. 2021 includes employee severance charges of $3 million, a gain on disposition of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $561 million, $474 million and $65 million, respectively.
2023

Revenue increased 15% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit decreased 71%. Excluding the impact of a higher gain on dispositions in 2022 of 79 percentage points, higher amortization of intangibles in 2023 of 4 percentage points, higher acquisition-related costs of 3 percentage point and higher IHS Markit merger costs in 2023 of 1 percentage point, operating profit increased 16% primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, higher compensation costs and increased incentives. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Industry Highlights and Outlook

Market Intelligence continues to focus on developing key product offerings in growth areas such as sustainability and growing new products and product features by leveraging technology investments. Product launches and innovation continued at Market Intelligence in 2023 with the introduction of several new products and product features leveraging technology investments.

Legal and Regulatory Environment

The market for data, analytical capabilities and research services is intensely competitive, ranging from established firms to fast evolving market disruptors. Market Intelligence competes domestically and internationally based on a number of factors, including the quality and range of its data, analytical capabilities, research services, client service, reputation, price, geographic scope, and technological innovation.

Market Intelligence is subject to global regulation, particularly in the European Union, the U.K., the U.S. and increasingly so in other jurisdictions. Several laws and regulations in the European Union, the U.K. and the U.S. have been adopted but not yet implemented, or have been proposed or are being considered, to which Market Intelligence, or its clients, will or may become subject, including laws and regulations related to pricing providers, sustainability, credit rating data, data privacy and cyber security and technology and organizational resilience. For example, the EU passed the Digital Operational Resilience Act in December 2022 (“DORA”), which will take effect by the end of January 2025. DORA will impose operational resilience and cyber security standards and obligations, including technical and organizational standards and responsibilities which may require technology and/or organizational investment, upon (i) many Market Intelligence financial market clients, who may look to pass such obligations onto vendors like Market Intelligence, and (ii) information and communications technology providers designated by the EU as “Critical Third Party Providers,” which may, or may not, include Market Intelligence. In addition, from time to time, government and self-regulatory agencies in jurisdictions where we operate conduct market studies on our markets, which may result in the imposition of remedies that impact our business.

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

For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Market Intelligence business, see Note 13 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for 2023, 2022 and 2021 was $154 million, $143 million and $136 million, respectively.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$3,332	$3,050	$4,097	9%	(26)%

Transaction revenue	$1,425	$1,241	$2,253	15%	(45)%
Non-transaction revenue	$1,907	$1,809	$1,844	5%	(2)%
% of total revenue:
Transaction revenue	43%	41%	55%
Non-transaction revenue	57%	59%	45%

U.S. revenue	$1,824	$1,652	$2,398	10%	(31)%
International revenue	$1,508	$1,398	$1,699	8%	(18)%
% of total revenue:
U.S. revenue	55%	54%	59%
International revenue	45%	46%	41%

Operating profit [1]	$1,864	$1,672	$2,629	11%	(36)%
% Operating margin	56%	55%	64%
12023 includes employee severance charges of $10 million and an asset impairment of $1 million. 2022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. 2021 includes a gain on disposition of $6 million, recovery of lease-related costs of $4 million and employee severance charges of $3 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $8 million, $7 million and $10 million, respectively.

2023

Revenue increased 9%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Transaction revenue increased due to growth in corporate bond ratings revenue primarily driven by increased high-yield and investment-grade issuance volumes due to higher refinancing activity. An increase in bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity also contributed to transaction revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our CRISIL subsidiary, partially offset by a decrease in new entity credit ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 11%. Excluding the impact of higher employee severance costs in 2022 of 1 percentage point, operating profit increased 10% due to revenue growth, partially offset by higher current-year compensation costs and prior-year write-downs in incentive compensation as result of financial performance.

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

Market Issuance Volumes

We monitor market issuance volumes regularly within Ratings. Market issuance volumes noted within the discussion that follows are based on where an issuer is located or where the assets associated with an issue are located. Structured Finance issuance includes amounts when a transaction closes, not when initially priced, and excludes domestically rated Chinese issuance. The following tables depict changes in issuance levels as compared to the prior year based on data from SDC Platinum for Corporate bond issuance and based on a composite of external data feeds and Ratings’ internal estimates for Structured Finance issuance.

	2023 Compared to 2022
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	80%	59%	63%
Investment-grade issuance	(2)%	19%	6%
Total issuance**	7%	17%	6%
Note – Global issuance includes U.S., Europe, Asia and the rest of the world.
*     Includes Industrials and Financial Services.
**     Includes rated and non-rated issuance.
•Corporate issuance was up in the U.S. and Europe due to an increase in refinancing activity.

	2023 Compared to 2022
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	5%	121%	12%
Structured credit (primarily CLOs)	(9)%	(3)%	(9)%
Commercial mortgage-backed securities (“CMBS”)	(62)%	20%	(61)%
Residential mortgage-backed securities (“RMBS”)	(40)%	(21)%	(29)%
Covered bonds	*	6%	(1)%
Total issuance	(19)%	10%	(9)%
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

Industry Highlights and Outlook

Revenue increased in 2023 primarily driven by an increase in corporate bond ratings revenue, bank loan ratings revenue and an increase in non-transaction revenue. Increased issuance volumes due to higher refinancing activity drove increases in corporate bond ratings revenue and bank loan ratings revenue. CRISIL revenue increased across all segments, led by Global Benchmarking Analytics and Global Research & Risk Solutions. Sustainability initiatives and international expansion in China continue to be areas of focus for Ratings.

Legal and Regulatory Environment

General
Ratings and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries, and therefore existing and proposed laws and regulations can impact the Company’s operations and the markets in which it operates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. We have reviewed the new laws, regulations and rules which have been adopted and we have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a material adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are from time to time considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including, for example, provisions seeking to reduce regulatory and investor reliance on credit ratings or to increase competition among credit rating agencies, provisions regarding remuneration and rotation of credit rating agencies, and liability standards applicable to credit rating agencies. Similarly, other laws, regulations and rules are being considered or are likely to be considered in the future that may impact ancillary and other services provided by Ratings in addition to its credit rating products and services, for example regulatory oversight regimes for ESG ratings providers such as the proposal for an EU regulation on the transparency and integrity of ESG rating activities. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to Ratings’ activities, or adversely affect our ability to compete and/or our remuneration, or result in changes in the demand for our products and services.

In the normal course of business both in the U.S. and abroad, Ratings (or the legal entities comprising Ratings) are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries (including market studies). Many of these proceedings, investigations and inquiries relate to the ratings activity of Ratings and are or have been brought by purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into Ratings’ compliance with applicable laws and regulations. Any of these proceedings, investigations or inquiries (including market studies) could ultimately result in adverse judgments, damages, fines, penalties, activity restrictions or negative impacts on our cash flow, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

U.S.
The businesses conducted by our Ratings segment are, in certain cases, regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the laws of the states or other jurisdictions in which our Ratings segment conducts business. The financial services industry is subject to the potential for increased regulation in the U.S.

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

From January 2025, Ratings will be subject in the EU to new operational resilience and cyber security standards under the Digital Operational Resilience Act, including technical and organizational standards and responsibilities which may require technology and/or organizational investment.

The financial services industry is subject to the potential for increased regulation in the EU.
United Kingdom
Following its exit from the European Union, the United Kingdom (“U.K.”) established a credit rating agencies oversight regime with rules that closely mirror those in place in the EU. Ratings was granted registration with the U.K. Financial Conduct Authority (“FCA”) on January 1, 2021. It is possible that the rules applicable to credit rating agencies in the U.K. will diverge from those in the EU in the future as a result of changes to one or the other legislative regime or differing approaches by the FCA and ESMA.

Other Jurisdictions
Outside of the U.S., the EU and the U.K., regulators and government officials have also been implementing formal oversight of credit rating agencies. Ratings is subject to regulations in most of the foreign jurisdictions in which it operates and continues to work closely with regulators globally to promote the global consistency of regulatory requirements. Regulators in additional countries may introduce new regulations in the future.
For a further discussion of competitive and other risks inherent in our Ratings business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Ratings business, see Note 13 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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

Commodity Insights’ revenue is generated primarily through the following sources:

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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$1,946	$1,685	$1,012	16%	66%

Subscription revenue	$1,707	$1,492	$933	14%	60%
Sales usage-based royalties	$81	$67	$66	21%	2%
Non-subscription revenue	$158	$126	$13	25%	N/M
% of total revenue:
Subscription revenue	88%	89%	92%
Sales usage-based royalties	4%	4%	7%
Non-subscription revenue	8%	7%	1%

U.S. revenue	$773	$673	$356	15%	89%
International revenue	$1,173	$1,012	$656	16%	54%
% of total revenue:
U.S. revenue	40%	40%	35%
International revenue	60%	60%	65%

Operating profit [1]	$704	$591	$544	19%	9%
% Operating margin	36%	35%	54%
N/M- Represents a change equal to or in excess of 100% or not meaningful

12023 includes IHS Markit merger costs of $35 million, employee severance charges of $26 million and acquisition-related costs of $2 million. 2022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. 2021 includes recovery of lease-related costs of $2 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $131 million, $111 million, and $8 million, respectively.

2023

Revenue increased 16% primarily due to the impact of the merger with IHS Markit, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes also contributed to revenue growth. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue streams, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 19%. Excluding the impact of higher amortization of intangibles from acquisitions in 2023 of 6 percentage points and higher IHS Markit merger costs in 2023 of 3 percentage point, partially offset by higher employee severance charges in 2022 of 6 percentage points, operating profit increased 16%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, higher compensation costs, increased incentives, an increase in costs related to the Commodity Insights conferences in 2023 and an increase in strategic investments. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Industry Highlights and Outlook

In 2023, the impact of the merger with IHS Markit, sustained demand for market data and market insights products, higher conference revenue and an increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes contributed to revenue growth. Commodity Insights launched new products in 2023 including Platts Connect, a web/mobile based application integrating Platts & IHS Markit’s energy and commodities content through one integrated platform. Commodity Insights continues to focus on developing new products and product features leveraging technology investments and developing key product offerings in sustainability, including energy transition.

Legal and Regulatory Environment

Commodity Insights' price assessment business is subject to increasing regulatory scrutiny. Commodity Insights is subject to commodity benchmark regulation in the EU (the “EU Benchmark Regulation”) and the U.K. (the "U.K. Benchmark Regulation"), as well as increasing regulation in other jurisdictions. Commodity Insights has obtained authorization and is now supervised by the Dutch Authority for the Financial Markets in the Netherlands under the EU Benchmark Regulation, and it will likely need to take similar steps in other jurisdictions including the United Kingdom when the transitional period under the EU Benchmark Regulation (and its equivalent under the U.K. Benchmark Regulation) ends, as well as in jurisdictions outside of Europe implementing similar legislation.
The EU's package of legislative measures called the Markets in Financial Instruments Directive and Regulation (collectively "MiFID II")have applied in all EU Member States since 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). MiFID II and potential subsequent amendments may result in changes to the manner in which the Commodity Insights business licenses its price assessments. MiFID II and the Market Abuse Regulation may impose additional regulatory burdens on Commodity Insights activities in the EU over time, but their impact on, and costs to, the Company have not yet been substantive.
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
From time to time, government and self-regulatory agencies in jurisdictions where we operate conduct market studies on our markets, which may result in the imposition of remedies that impact our business.
For a further discussion of competitive and other risks inherent in our Commodity Insights business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Commodity Insights business, see Note 13 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Mobility

Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies.

In February of 2023, we completed the acquisition of Market Scan Information Systems Inc. (“Market Scan”), a leading provider of automotive pricing and incentive intelligence, including Automotive Payments as a ServiceTM and its powerful payment calculation engine. The addition of Market Scan to Mobility enabled the integration of detailed transaction intelligence in areas that are complementary to existing services for dealers, OEMs, lenders, and other market participants. The acquisition of Market Scan is not material to our consolidated financial statements.

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

Mobility’s revenue is generated primarily through the following sources:

•Subscription revenue — Mobility’s core information products provide critical information and insights to all global OEMs, most of the world’s leading suppliers, and the majority of North American dealerships. Mobility operates across both the new and used car markets. Mobility provides data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supplies car makers and dealers with market reporting products, predictive analytics and marketing automation software; and supports dealers with vehicle history reports, used car listings and service retention services. Mobility also sells a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities; and
•Non-subscription revenue — One-time transactional sales of data that are non-cyclical in nature – and that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity – as well as consulting and advisory services.
The Mobility business was acquired in connection with the merger with IHS Markit on February 28, 2022 and financial results are included since the date of acquisition.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$1,484	$1,142	$—	30%	N/M

Subscription revenue	$1,169	$888	$—	32%	N/M
Non-subscription revenue	$315	$254	$—	24%	N/M
% of total revenue:
Subscription revenue	79%	78%	—%
Non-subscription revenue	21%	22%	—%

U.S. revenue	$1,223	$932	$—	31%	N/M
International revenue	$261	$210	$—	24%	N/M
% of total revenue:
U.S. revenue	82%	82%	—%
International revenue	18%	18%	—%

Operating profit [1]	$260	$213	$—	22%	N/M
% Operating margin	18%	19%	—%
N/M- Represents a change equal to or in excess of 100% or not meaningful

12023 includes employee severance charges of $9 million, IHS Markit merger costs of $3 million and acquisition-related costs of $2 million. 2022 includes an acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million. 2023 and 2022 include amortization of intangibles from acquisitions of $301 million and $241 million, respectively.

2023

Revenue increased 30% primarily due to the impact of the merger with IHS Markit, price increases and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023. Increases within the Financial business due to strong underwriting volumes and the Manufacturing business due to strong recall activity and uptick in marketing solutions also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 22%. Excluding the impact of higher amortization of intangibles from acquisitions in 2023 of 5 percentage points, an acquisition-related benefit in 2022 of 1 percentage point and higher employee severance charges in 2023 of 1 percentage point, operating profit increased 29% driven by revenue growth, partially offset by the impact of the merger with IHS Markit, higher compensation costs, increased incentives, higher technology costs and expenses associated with the acquisition of Market Scan. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Industry Highlights and Outlook

In 2023, Mobility delivered revenue growth across its businesses. Specifically, strong new business growth and the acquisition of Market Scan in February of 2023 within the Dealer business contributed to revenue growth. Mobility continued to focus on multiple growth opportunities including: evolving our forecasting business to encompass new technologies and new forms of mobility; supporting the industry in its transformation to hybrid electric vehicles and digital retail; enabling consumers to shop, buy, service and sell used cars; and, leveraging the power of S&P Global to develop products for financial markets and to facilitate the industry’s transition towards sustainable mobility.

Legal and Regulatory Environment

Certain types of information that our Mobility business collects, compiles, stores, uses, transfers, publishes and/or sells is subject to laws and regulations in various jurisdictions in which it operates. There is an increasing public concern regarding, and resulting regulations of, privacy, data, and consumer protection issues. Certain laws and regulations to which our Mobility business is subject pertain to personally identifiable information relating to individuals. Such laws and regulations constrain the collection, use, storage, and transfer of personally identifiable information, and impose other obligations with which we must comply. Other regulation geared at consumer protection such as the Federal Trade Commission's CARS Rule announced in December 2023 sets a framework to ensure transparency throughout the vehicle buying and leasing process and could therefore impact Mobility's products and services. If our Mobility business fails to comply with these laws or regulations, we could be subject to significant litigation and civil or criminal penalties (including monetary damages, regulatory enforcement actions or fines) in one or more jurisdictions and reputational damage resulting in the loss of data, brand equity and business. To conduct our operations, our Mobility business also moves data across national borders and consequently can be subject to a variety of evolving and developing laws and regulations regarding privacy, data protection, and data security in an increasing number of jurisdictions. Many jurisdictions have passed laws in this area, such as the U.S. Driver's Privacy Protection Act ("DPPA"), the European Union General Data Protection Regulation (the “GDPR”), the cyber-security law adopted by China in 2017, the separate consumer privacy laws in California and other states in the U.S., as well as other jurisdictions considering imposing such restrictions. These laws and regulations are increasing in complexity and number, change frequently, and increasingly conflict among the various countries in which our Mobility business operates, which has resulted in greater compliance risk and cost for us. It is possible that our Mobility business could be prohibited or constrained from collecting or disseminating certain types of data or from providing certain products or services. If our Mobility business fails to comply with these laws or regulations, we could be subject to significant litigation, civil or criminal penalties, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues or in the case of a DPPA violation, U.S. courts may award liquidated damages of $2,500 per individual's personal information. Additional risks are presented by the evolving landscape related to sanctions and export control laws. The landscape related to these laws is evolving rapidly and presents compliance challenges to all businesses covered by these laws. In addition, from time to time, government and self-regulatory agencies in jurisdictions where we operate conduct market studies on our markets, which may result in the imposition of remedies that impact our business.
For a further discussion of competitive and other risks inherent in our Mobility business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Mobility business, see Note 13 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales usage-based royalties of its indices, as well as data subscription arrangements. Specifically, Indices generates revenue from the following sources:

•Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices’ benchmarks that generate revenue through fees based on assets and underlying funds;
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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$1,403	$1,339	$1,149	5%	17%

Asset-linked fees	$859	$862	$800	—%	8%
Subscription revenue	$277	$258	$191	7%	35%
Sales usage-based royalties	$267	$219	$158	22%	38%
% of total revenue:
Asset-linked fees	61%	65%	69%
Subscription revenue	20%	19%	17%
Sales usage-based royalties	19%	16%	14%

U.S. revenue	$1,147	$1,088	$959	5%	14%
International revenue	$256	$251	$190	2%	30%
% of total revenue:
U.S. revenue	82%	81%	83%
International revenue	18%	19%	17%

Operating profit [1]	$925	$927	$798	—%	16%
Less: net income attributable to noncontrolling interests	$241	$249	$215	(3)%	16%
Net operating profit	$684	$678	$583	1%	16%
% Operating margin	66%	69%	70%
% Net operating margin	49%	51%	51%
12023 includes employee severance charges of $5 million, a gain on disposition of $4 million and IHS Markit merger costs of $4 million. 2022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. 2021 includes recovery of lease-related costs of $1 million. 2023, 2022 and 2021 include amortization of intangibles from acquisitions of $36 million, $31 million and $6 million.
2023

Revenue at Indices increased 5% primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume and higher data subscription revenue, partially offset by lower over-the-counter derivatives revenue. Asset linked fees remained relatively unchanged at Indices due to higher average levels of assets under management (“AUM”) for ETFs, offset by product mix. Average levels of AUM for ETFs increased 8% to $2.895 trillion and ending AUM for ETFs increased 27% to $3.303 trillion compared to 2022. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit remained unchanged, decreasing less than 1%. Excluding the impact of a higher gain on dispositions in 2022 of 5 percentage points and higher amortization of intangibles from acquisitions in 2023 of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point, operating profit increased 5% due to revenue growth partially offset by increased compensation costs and incentives. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

Industry Highlights and Outlook

Revenue increased in 2023 primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume, higher data subscription revenue and higher average levels of AUM for ETFs, partially offset by lower over-the-counter derivatives revenue. Indices continues to be a leading index provider for the ETF market space. Sustainability, thematic and factor indices and multi-asset-class indices continue to be key strategic growth areas for Indices.

Legal and Regulatory Environment

The financial benchmarks industry is subject to specific benchmark regulation in the European Union (the "EU Benchmark Regulation"), the United Kingdom (the "U.K. Benchmark Regulation"), and Australia (the "Australia Benchmark Regulation"). Various other jurisdictions, including the United States, India, Canada and South Africa, are also considering the regulation of financial benchmarks through new or existing regimes.

Although they vary in scope, the requirements of the EU Benchmark Regulation, the U.K. Benchmark Regulation and the Australian Benchmark Regulation are similar. Indices currently maintains a benchmark administrator in both the Netherlands (authorized by the Dutch Authority for the Financial Markets (AFM)) for its benchmark activities in the European Union and in the United Kingdom (authorized by the Financial Conduct Authority) for its benchmark activities in the United Kingdom. The Australian Benchmark Regulation requires a license from the Australian Securities and Investment Commission (“ASIC”), which Indices has obtained. These benchmark regulations have and may continue to cause increased operating obligations, exposure, compliance risk, and costs of doing business for Indices.

In July of 2013, IOSCO issued its Principles for Financial Benchmarks (the “Financial Benchmark Principles”), intended to promote the reliability of financial benchmarks. The Financial Benchmark Principles address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by Indices. Indices has taken steps to align its governance regime, control framework and operations with the Financial Benchmark Principles and engages an independent auditor to perform an annual reasonable assurance review of its adherence to the Financial Benchmark Principles.

From time to time, government and self-regulatory agencies in jurisdictions where we operate conduct market studies on our markets, which may result in the imposition of remedies that impact our business.
For a further discussion of competitive and other risks inherent in our Indices business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Indices business, see Note 13 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Engineering Solutions

As of May 2, 2023, we completed the sale of Engineering Solutions, a provider of engineering standards and related technical knowledge, and the results are included through that date. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for information on the sale of Engineering Solutions and the merger with IHS Markit.
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

Engineering Solutions’ revenue was generated primarily through the following sources:
•Subscription revenue — primarily from subscriptions to our Product Design offerings providing standards, codes and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications, which includes Engineering Workbench; Goldfire’s cognitive search and other advanced knowledge discovery capabilities that help pinpoint answers buried in enterprise systems and unstructured data enabling engineers and technical professionals to accelerate problem solving; and
•Non-subscription revenue — primarily from retail transaction and consulting services.
The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Revenue	$133	$323	$—	(59)%	N/M

Subscription revenue	$125	$300	$—	(58)%	N/M
Non-subscription revenue	$8	$23	$—	(67)%	N/M
% of total revenue:
Subscription revenue	94%	93%	—%
Non-subscription revenue	6%	7%	—%

U.S. revenue	$72	$179	$—	(60)%	N/M
International revenue	$61	$144	$—	(57)%	N/M
% of total revenue:
U.S. revenue	54%	55%	—%
International revenue	46%	45%	—%

Operating profit [1]	$19	$15	$—	24%	N/M
% Operating margin	14%	5%	—%
N/M- Represents a change equal to or in excess of 100% or not meaningful

12023 includes amortization of intangibles from acquisitions of $1 million. 2022 includes employee severance charges of $4 million and amortization of intangibles from acquisitions of $35 million.
2023
Revenue decreased 59% as a result of the sale of Engineering Solutions. Operating profit increased 24%. Excluding the impact of higher amortization of intangibles from acquisitions in 2022 of 77 percentage points and employee severance charges in 2022 of 10 percentage points, operating profit decreased 63% as a result of the sale of Engineering Solutions. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date. The Engineering Solutions business was acquired in connection with the merger with IHS Markit on February 28, 2022 and the financial results are included since the date of acquisition through May 2, 2023.

Legal and Regulatory Environment
The legal and regulatory environment for the Engineering Solutions business is similar to our Mobility Business. See “Mobility – Legal and Regulatory Environment” above for additional details about the legal and regulatory environment for our Engineering Solutions business.

For a further discussion of competitive and other risks inherent in our Engineering Solutions business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Engineering Solutions business, see Note 13 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2024, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs in the short term and into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1.3 billion as of December 31, 2023 and 2022.

(in millions)	Year ended December 31,
	2023	2022	2021
Net cash provided by (used for):
Operating activities	$3,710	$2,603	$3,598
Investing activities	562	3,628	(120)
Financing activities	(4,280)	(11,326)	(1,013)

In 2023, free cash flow increased to $3.3 billion compared to $2.2 billion in 2022 primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities
Cash provided by operating activities increased to $3.7 billion in 2023 as compared to $2.6 billion in 2022. The increase is mainly due to higher operating results in 2023, higher IHS Markit merger costs in 2022, higher taxes paid on divestitures in 2022 and a grant payment to the S&P Global Foundation in 2022.

Cash provided by operating activities decreased to $2.6 billion in 2022 as compared to 2021. The decrease is mainly due to a decrease in operating results, an increase in IHS Markit merger costs, higher taxes paid on divestitures and a grant payment to the S&P Global Foundation in 2022.

During 2023, our cash taxes were adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174. Although Congress is considering legislation that would reinstate and extend Section 174 expensing for certain research and experimental expenditures, the possibility that this will happen is uncertain. Refer to Note 4 – Taxes on Income to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further information.

The Organisation for Economic Co-operation and Development (“OECD”) introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. This framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, and many other jurisdictions are in the process of implementing it. The Company is currently monitoring these developments and is in the process of evaluating the potential impact on its consolidated financial statements.

Investing activities
Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities was $0.6 billion for 2023 as compared to $3.6 billion in 2022, primarily due to higher cash proceeds received from dispositions in 2022 related to the dispositions of CUSIP Global Services, Oil Price Information Services, the Leveraged Commentary and Data business and a related family of leveraged loan indices, and the Base Chemicals business.

Cash provided by investing activities was $3.6 billion for 2022 as compared to cash used for investing activities of $0.1 billion in 2021, primarily due to cash received from the dispositions of CUSIP Global Services, Oil Price Information Services, the

Leveraged Commentary and Data business and a related family of leveraged loan indices, and the Base Chemicals business in 2022.

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

Cash used for financing activities decreased to $4.3 billion in 2023 from $11.3 billion in 2022. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2023.

Cash used for financing activities increased to $11.3 billion in 2022 from $1.0 billion in 2021. The increase is primarily attributable to an increase in cash used for share repurchases in 2022.

During the year ended December 31, 2023, we purchased a total of 8.6 million shares for $3.3 billion of cash. During the year ended December 31, 2022, we purchased a total of 33.5 million shares for $12.0 billion of cash. During the year ended December 31, 2021, we did not use cash to purchase any shares. See Note 9 — Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for information related to our accelerated share repurchase (“ASR”) agreements.

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2020 Repurchase Program”), which was approximately 12% of the total shares of our outstanding common stock at that time. As of December 31, 2023, 18.7 million shares remained available under the 2022 Repurchase Program and the 2020 Repurchase Program was completed.

Additional Financing
We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of December 31, 2023, we had no outstanding commercial paper. As of December 31, 2022, there was $188 million of commercial paper outstanding.

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

Dividends
On January 23, 2024, the Board of Directors approved a quarterly common stock dividend of $0.91 per share.
Supplemental Guarantor Financial Information

The senior notes described below were issued by S&P Global Inc. and are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company.

•On September 12, 2023, we issued $750 million of 5.25% senior notes due in 2033.
•On March 1, 2023, S&P Global Inc. issued new senior notes that have been registered with the SEC and guaranteed by Standard & Poor’s Financial Services LLC in exchange for the following series of unregistered senior notes of like principal amount and terms:
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

Summarized results of operations for the year ended December 31 is as follows:

(in millions)	2023
Revenue	$3,052
Operating Profit	1,874
Net Income	1,846
Net income attributable to S&P Global Inc.	1,846
Summarized balance sheet information as of December 31 is as follows:

(in millions)	2023	2022
Current assets (excluding intercompany from Non-Obligor Group)	$1,303	$699
Noncurrent assets	1,005	1,410
Current liabilities (excluding intercompany to Non-Obligor Group)	1,184	1,046
Noncurrent liabilities	11,864	11,172
Intercompany payables to Non-Obligor Group	14,185	11,926

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

We believe that the amount of cash and cash equivalents on hand, cash flows expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2024.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2023, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$47	$7	$2,547	$8,858	$11,459
Interest payments	379	758	662	3,207	5,006
Operating leases [2]	125	214	173	218	730
Purchase obligations and other [3]	439	668	313	7	1,427
Total contractual cash obligations	$990	$1,647	$3,695	$12,290	$18,622
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

As of December 31, 2023, we had $230 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2023, we have recorded $3.8 billion for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC (“CGIS”) has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2023, we contributed $10 million to our retirement plans. Expected employer contributions in 2024 are $11 million and $3 million for our retirement and postretirement plans, respectively. In 2024, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

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

(in millions)	Year ended December 31,			% Change
	2023	2022	2021	’23 vs ’22	’22 vs ’21
Cash provided by operating activities	$3,710	$2,603	$3,598	42%	(28)%
Capital expenditures	(143)	(89)	(35)
Distributions to noncontrolling interest holders	(280)	(270)	(227)
Free cash flow	$3,287	$2,244	$3,336	46%	(33)%

(in millions)	2023	2022	2021	’23 vs ’22	’22 vs ’21
Cash provided by (used for) investing activities	562	3,628	(120)	(85)%	N/M
Cash used for financing activities	(4,280)	(11,326)	(1,013)	(62)%	N/M
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

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions, and by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $29 million.

We incorporate the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process. In times of economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. Based on our current outlook these assumptions are not expected to significantly change in 2024.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2023 and 2022, the carrying value of goodwill and other indefinite-lived intangible assets was $35.7 billion and $35.4 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our five reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a quantitative impairment test. If the fair value of the reporting unit is less than the carrying value, the difference is recognized as an impairment charge. For 2023, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair values were greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2023, 2022 and 2021.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2024	2023	2022	2024	2023	2022
Discount rate	5.27%	5.63%	3.05%	5.18%	5.52%	2.72%
Return on assets	6.00%	6.00%	4.00%

As of December 31, 2023, the Company had $1.1 billion in pension benefit obligation for our U.S. retirement plans. A 0.25 percentage point increase or decrease in the discount rate would result in an estimated decrease or increase to the accumulated benefit obligation of approximately $28 million and an increase in 2024 pension expense of approximately $1 million. An increase or decrease of 1 percentage point in the expected rate of return on plan assets would result in a decrease or increase of approximately $14 million to 2024 pension expense.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2024. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2023, we have approximately $7.1 billion of undistributed earnings of our foreign subsidiaries, of which $4.3 billion is reinvested indefinitely in our foreign operations.

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

As of December 31, 2023, the Company had $3.8 billion in redeemable noncontrolling interest on the Consolidated Balance Sheet. The ultimate amount paid for the redeemable noncontrolling interest in Indices business could be significantly different because the redemption amount depends on the future results of operations of the business.

As of December 31, 2023, the weighted average cost of capital used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 10%. A 0.25 percentage point increase or decrease in the weighted average cost of capital would decrease or increase the redemption value by approximately $81 million or $108 million, respectively. As of December 31, 2023, the terminal growth rate used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 2.2%. A 0.25 percentage point increase or decrease in the terminal growth rate would increase or decrease the redemption value by approximately $54 million or $27 million, respectively.

RECENT ACCOUNTING STANDARDS

See Note 1 – Accounting Policies to our consolidated financial statements for a detailed description of recent accounting standards. We do not expect these recent accounting standards to have a material impact on our results of operations, financial condition, or liquidity in future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2023 and December 31, 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of December 31, 2023 and December 31, 2022, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and held cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2023 and December 31, 2022, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of redeemable noncontrolling interest in S&P Dow Jones Indices LLC
Description of the Matter
As described in Notes 1 and 9 to the financial statements, the Company has an agreement with the minority partners of its S&P Dow Jones Indices LLC joint venture that contains redemption features outside of the control of the Company. This arrangement is reported as a redeemable noncontrolling interest at fair value of $3,800 million at December 31, 2023. The Company adjusts the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches.

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
February 8, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control Over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
February 8, 2024

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2023	2022	2021
Revenue	$12,497	$11,181	$8,297
Expenses:
Operating-related expenses	4,141	3,753	2,180
Selling and general expenses	3,159	3,396	1,729
Depreciation	101	108	82
Amortization of intangibles	1,042	905	96
Total expenses	8,443	8,162	4,087
Loss (gain) on dispositions	70	(1,898)	(11)
Equity in income on unconsolidated subsidiaries	(36)	(27)	—
Operating profit	4,020	4,944	4,221
Other expense (income), net	15	(70)	(62)
Interest expense, net	334	304	119
Loss on extinguishment of debt	—	8	—
Income before taxes on income	3,671	4,702	4,164
Provision for taxes on income	778	1,180	901
Net income	2,893	3,522	3,263
Less: net income attributable to noncontrolling interests	(267)	(274)	(239)
Net income attributable to S&P Global Inc.	$2,626	$3,248	$3,024

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$8.25	$10.25	$12.56
Diluted	$8.23	$10.20	$12.51
Weighted-average number of common shares outstanding:
Basic	318.4	316.9	240.8
Diluted	318.9	318.5	241.8

Actual shares outstanding at year end	314.1	321.9	241.0
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2023	2022	2021
Net income	$2,893	$3,522	$3,263
Other comprehensive income:
Foreign currency translation adjustments	70	(224)	11
Income tax effect	25	(22)	(24)
	95	(246)	(13)

Pension and other postretirement benefit plans	(18)	(60)	33
Income tax effect	5	16	(10)
	(13)	(44)	23

Unrealized gain (loss) on cash flow hedges	54	325	(282)
Income tax effect	(13)	(80)	68
	41	245	(214)

Comprehensive income	3,016	3,477	3,059
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(26)	(25)	(24)
Less: comprehensive income attributable to redeemable noncontrolling interests	(241)	(249)	(215)
Comprehensive income attributable to S&P Global Inc.	$2,749	$3,203	$2,820
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,290	$1,286
Restricted cash	1	1
Short-term investments	26	14
Accounts receivable, net of allowance for doubtful accounts: 2023- $54 ; 2022 - $48	2,826	2,494
Prepaid and other current assets	1,000	574
Assets of businesses held for sale	—	1,298
Total current assets	5,143	5,667
Property and equipment:
Buildings and leasehold improvements	424	468
Equipment and furniture	628	688
Total property and equipment	1,052	1,156
Less: accumulated depreciation	(794)	(859)
Property and equipment, net	258	297
Right of use assets	379	423
Goodwill	34,850	34,545
Other intangible assets, net	17,398	18,306
Equity investments in unconsolidated subsidiaries	1,787	1,752
Asset for pension benefits	238	232
Other non-current assets	536	562
Total assets	$60,589	$61,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$557	$450
Accrued compensation and contributions to retirement plans	906	753
Short-term debt	47	226
Income taxes currently payable	121	116
Unearned revenue	3,461	3,126
Other current liabilities	1,033	1,094
Liabilities of businesses held for sale	—	234
Total current liabilities	6,125	5,999
Long-term debt	11,412	10,730
Lease liabilities – non-current	541	577
Pension and other postretirement benefits	199	180
Deferred tax liability – non-current	3,690	4,065
Other non-current liabilities	522	489
Total liabilities	22,489	22,040
Redeemable noncontrolling interest	3,800	3,267
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 415 million shares in 2023 and 2022	415	415
Additional paid-in capital	44,231	44,422
Retained income	18,728	17,784
Accumulated other comprehensive loss	(763)	(886)
Less: common stock in treasury - at cost: 2023 - 93 million shares; 2022- 86 million shares	(28,411)	(25,347)
Total equity – controlling interests	34,200	36,388
Total equity – noncontrolling interests	100	89
Total equity	34,300	36,477
Total liabilities and equity	$60,589	$61,784
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$2,893	$3,522	$3,263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	101	108	82
Amortization of intangibles	1,042	905	96
Provision for losses on accounts receivable	28	24	14
Deferred income taxes	(381)	(353)	13
Stock-based compensation	171	214	122
Loss (gain) on dispositions	70	(1,898)	(11)
Restructuring, lease impairment charges and other	246	319	89
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(291)	36	(144)
Prepaid and other current assets	(310)	(123)	(86)
Accounts payable and accrued expenses	328	43	38
Unearned revenue	352	37	198
Other current liabilities	(277)	(166)	(45)
Net change in prepaid/accrued income taxes	(175)	(135)	(36)
Net change in other assets and liabilities	(87)	70	5
Cash provided by operating activities	3,710	2,603	3,598
Investing Activities:
Capital expenditures	(143)	(89)	(35)
Acquisitions, net of cash acquired	(296)	210	(99)
Proceeds from dispositions	1,014	3,509	16
Changes in short-term investments	(13)	(2)	(2)
Cash provided by (used for) investing activities	562	3,628	(120)
Financing Activities:
Payments on short-term debt, net	(188)	(32)	—
Proceeds from issuance of senior notes, net	744	5,395	—
Payments on senior notes	—	(3,698)	—
Dividends paid to shareholders	(1,147)	(1,024)	(743)
Distributions to noncontrolling interest holders	(280)	(270)	(227)
Proceeds from noncontrolling interest holders	—	410	—
Repurchase of treasury shares	(3,301)	(12,004)	—
Exercise of stock options	13	7	13
Contingent consideration payment	(9)	—	—
Employee withholding tax on share-based payments	(112)	(110)	(56)
Cash used for financing activities	(4,280)	(11,326)	(1,013)
Effect of exchange rate changes on cash	12	(123)	(82)
Net change in cash, cash equivalents, and restricted cash	4	(5,218)	2,383
Cash, cash equivalents, and restricted cash at beginning of year	1,287	6,505	4,122
Cash, cash equivalents, and restricted cash at end of year	$1,291	$1,287	$6,505
Cash paid during the year for:
Interest	$369	$240	$130
Income taxes	$1,279	$1,555	$883
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$294	$946	$13,367	$(637)	$13,461	$509	$62	$571
Comprehensive income [1]			3,024	(204)		2,820	24	2,844
Dividends (Dividend declared per common share — $3.08 per share)			(743)			(743)	(13)	(756)
Share repurchases						—		—
Employee stock plans		85			8	77		77
Change in redemption value of redeemable noncontrolling interest			(631)			(631)		(631)
Other						—	2	2
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			3,248	(45)		3,203	25	3,228
Dividends (Dividend declared per common share — $3.32 per share)			(1,024)			(1,024)	(15)	(1,039)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(125)			11,878	(12,003)		(12,003)
Employee stock plans		114				114		114
Change in redemption value of redeemable noncontrolling interest			545			545		545
Adjustment to noncontrolling interest		(13)				(13)		(13)
Other			(2)			(2)	4	2
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			2,626	123		2,749	26	2,775
Dividends (Dividend declared per common share — $3.60 per share)			(1,147)			(1,147)	(15)	(1,162)
Share repurchases		(70)			3,231	(3,301)		(3,301)
Employee stock plans		(119)			(167)	48		48
Change in redemption value of redeemable noncontrolling interest			(539)			(539)		(539)
Adjustment to noncontrolling interest		(2)				(2)		(2)
Other			4			4		4
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
1     Excludes $241 million, $249 million and $215 million in 2023, 2022 and 2021, respectively, attributable to redeemable noncontrolling interest.

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations

S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and consumers.

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
•As of May 2, 2023, we completed the sale of Engineering Solutions, a provider of engineering standards and related technical knowledge, and the results are included through that date.

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the year ended December 31, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.

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

Subscription revenue
Subscription revenue at Market Intelligence is primarily derived from distribution of data, valuation services, analytics, third party research, and credit ratings-related information through both feed and web-based channels. Subscription revenue at Market Intelligence also includes software and hosted product offerings which provide maintenance and continuous access to our platforms over the contract term. Subscription revenue at Commodity Insights is primarily from subscriptions to our market data and market insights (price assessments, market reports and commentary and analytics) along with other information products and software term licenses. Subscription revenue at Mobility is primarily derived from products that provide data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supply car makers and dealers with market reporting products, predictive analytics and marketing automation software; and support dealers with vehicle history reports, used car listings and service retention solutions. Subscription revenue at Mobility also include a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities. Subscription revenue at Indices is derived from the contracts for underlying data of our indexes to support our customers' management of index funds, portfolio analytics, and research. Subscription revenue at Engineering Solutions was primarily from subscriptions to our Product Design offerings providing standards, codes and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications.

For subscription products and services, we generally provide continuous access to dynamic data sets and analytics for a defined period, with revenue recognized ratably as our performance obligation to provide access to our data and analytics is progressively fulfilled over the stated term of the contract.
Non-transaction revenue
Non-transaction revenue at Ratings primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment revenue elimination of $177 million, $169 million and $146 million for the years ended December 31, 2023, 2022 and 2021, respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing conferences and events, and analytical services. Non-subscription revenue at Mobility include one-time transactional sales of data that are non-cyclical in nature — and that are usually tied to underlying business metrics such as vehicle manufacturers marketing spend or safety recall activity — as well as consulting and advisory services. Non-subscription revenue at Commodity Insights is primarily related to conference sponsorship, consulting engagements, events, and perpetual software licenses. Non-subscription revenue at Engineering Solutions was primarily from retail transaction and consulting services.

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

Contract Assets
Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of December 31, 2023 and 2022, contract assets were $75 million and $60 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance for the year ended December 31, 2023 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $2.8 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.5 billion. We expect to recognize revenue on approximately fifty-five percent and eighty-five percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $234 million and $175 million as of December 31, 2023 and December 31, 2022, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses in the consolidated statements of income.

We expense sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

Equity in Income on Unconsolidated Subsidiaries
The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Our share of earnings or losses are recognized in Equity in income on unconsolidated subsidiaries in our consolidated statements of income.

Other Expense (Income), net
The components of other expense (income), net for the years ended December 31 are as follows:

(in millions)	2023	2022	2021
Other components of net periodic benefit cost	$—	$(11)	$(45)
Net loss (gain) from investments	15	(59)	(17)
Other expense (income), net	$15	$(70)	$(62)
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

Principles of consolidation
The consolidated financial statements include the accounts of all subsidiaries and our share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. The Company applies the guidelines set forth in Topic 810 of the ASC in assessing its interests in variable interest entities to decide whether to consolidate an entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under Topic 810 of the ASC.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $1.3 billion as of December 31, 2023 and 2022. These investments are not subject to significant market risk.

Restricted cash
Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash. Restricted cash included in our consolidated balance sheets was $1 million as of December 31, 2023 and 2022.

Short-term investments
Short-term investments are securities with original maturities greater than 90 days that are available for use in our operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit and mutual funds, are recorded at cost, which approximates fair value, which is estimated based on the net asset value of these investments. Interest and dividends are recorded in income when earned.
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

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross capitalized technology costs were $303 million and $259 million as of December 31, 2023 and 2022, respectively. Accumulated amortization of capitalized technology costs was $194 million and $190 million as of December 31, 2023 and 2022, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have foreign exchange forward contracts, cross currency and interest rate swaps that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $10.3 billion and $9.3 billion as of December 31, 2023 and 2022, respectively, and was estimated based on quoted market prices.

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

Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have five reporting units with goodwill that are evaluated for impairment.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2023, 2022 and 2021.

Equity Investments in Unconsolidated Subsidiaries
Equity investments for which we exercise significant influence, but do not have control over the investee, are accounted for using the equity method of accounting, or at fair value if we elect the fair value option or there is a readily determinable fair value. Unrealized gains and losses are included in other expense (income), net. Equity investments for which we do not have the ability to exercise significant influence are primarily accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded in other expense (income), net. Our equity investments are included in Equity investments in unconsolidated subsidiaries in our consolidated balance sheets. Our share of earnings or losses are recognized in other expense (income), net in our consolidated statements of income. We periodically evaluate all our equity investments for impairment.

The OSTTRA joint venture is accounted for using the equity method of accounting, and our share of earnings or losses are recognized in Equity in income on unconsolidated subsidiaries in our consolidated statements of income.

Foreign currency translation
We have operations in many foreign countries. For most international operations, the local currency is the functional currency. For international operations that are determined to be extensions of the parent company, the United States (“U.S.”) dollar is the functional currency. For local currency operations, assets and liabilities are translated into U.S. dollars using end of period exchange rates, and revenue and expenses are translated into U.S. dollars using weighted-average exchange rates. Foreign currency translation adjustments are accumulated in a separate component of equity.

Depreciation
The costs of property and equipment are depreciated using the straight-line method based upon the following estimated useful lives: buildings and improvements from 15 to 40 years and equipment and furniture from 2 to 10 years. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.

Advertising expense
The cost of advertising is expensed as incurred. We incurred $209 million, $177 million and $39 million in advertising costs for the years ended December 31, 2023, 2022 and 2021, respectively.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2024. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2023, we have approximately $7.1 billion of undistributed earnings of our foreign subsidiaries, of which $4.3 billion is reinvested indefinitely in our foreign operations.

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

Recent Accounting Standards

In December of 2023, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of this guidance on the Company’s disclosures.

In November of 2023, the FASB issued accounting guidance that expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on the Company’s disclosures.

In March of 2023, the FASB issued accounting guidance that requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The guidance was effective on January 1, 2024 and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

2. Acquisitions and Divestitures

Acquisitions

2023

Acquisitions completed during the year ended December 31, 2023 included:

•On February 16, 2023, we completed the acquisition of Market Scan Information Systems, Inc. (“Market Scan”), a leading provider of automotive pricing and incentive intelligence, including Automotive Payments as a Service and its powerful payment calculation engine. The addition of Market Scan to Mobility enabled the integration of detailed transaction intelligence in areas that are complementary to existing services for dealers, OEMs, lenders, and other market participants. The acquisition of Market Scan is not material to our consolidated financial statements.

•On January 3, 2023, we completed the acquisition of ChartIQ, a premier charting provider for the financial services industry. ChartIQ is a professional grade charting solution that allows users to visualize data with a fully interactive web-based library that works seamlessly across web, mobile and desktop. It provides advanced capabilities including trade visualization, options analytics, technical analysis and more. Additionally, ChartIQ allows clients to visualize vendor-supplied data combined with their own proprietary content, alternative datasets or analytics. The acquisition is part of our Market Intelligence segment and further enhances our S&P Capital IQ Pro platform and other workflow solutions to provide the industry with leading visualization capabilities. The acquisition of ChartIQ is not material to our consolidated financial statements.

•On January 4, 2023, we completed the acquisition of TruSight Solutions LLC (“TruSight”) a provider of third-party vendor risk assessments. The acquisition was integrated into our Market Intelligence segment and further expanded the breadth and depth of S&P Global’s third party vendor risk management solutions by offering high-quality validated assessment data to clients designed to reduce further the vendor due diligence burden on service providers to the financial services industry. The acquisition of TruSight is not material to our consolidated financial statements.

None of our acquisitions completed during 2023 were material individually or in the aggregate, including the pro forma impact on earnings. For acquisitions during 2023 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, are being amortized over their anticipated useful lives of 5-7 years.

2022

On December 1, 2022, we completed the acquisition of the Shades of Green business from the Center for International Climate Research (“CICERO”), Norway's foremost institute for interdisciplinary climate research. The acquisition was integrated into S&P Global Ratings and further expanded the breadth and depth of its second party opinions (SPOs) offering. SPOs are independent assessments of a company's financing or framework's alignment with market standards and typically provided before any borrowing is raised. The acquisition of the Shades of Green business is not material to our consolidated financial statements.

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

(in millions)	February 28, 2022
Assets acquired
Cash and cash equivalents	$310
Accounts receivable, net	968
Prepaid and other current assets	224
Assets of businesses held for sale	1,519
Property and equipment	118
Right of use assets	240
Goodwill	31,456
Other intangible assets	18,620
Equity investments in unconsolidated subsidiaries	1,644
Other non-current assets	54
Total assets acquired	$55,153
Liabilities assumed
Accounts payable	$174
Accrued compensation	90
Short-term debt	968
Unearned revenue	1,053
Other current liabilities	581
Liabilities of businesses held for sale	72
Long-term debt	4,191
Lease liabilities - non-current	231
Deferred tax liability - non-current	4,200
Other non-current liabilities	57
Total liabilities assumed	$11,617
Total consideration transferred	$43,536

Acquired Identifiable Intangible Assets

The following table sets forth the fair values of the components of the identifiable intangible assets acquired and their useful lives:

(in millions)	February 28, 2022
	Fair Value	Weighted Average Useful Lives
Customer relationships	$13,596	25 years
Trade names and trademarks	1,469	14 years
Developed technology	1,043	10 years
Databases	2,512	12 years
Total Identified Intangible Assets	$18,620	21 years

Acquisition-Related Expenses

The Company incurred acquisition-related costs of $236 million related to the IHS Markit merger for the year ended December 31, 2023, $619 million for the year ended December 31, 2022, and $249 million for the year ended December 31, 2021, respectively. These costs were included in selling and general expenses within the Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively.

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

None of our acquisitions completed during 2021 were material individually or in the aggregate, including the pro forma impact on earnings. For acquisitions during 2021 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, are being amortized over their anticipated useful lives of 7 years.

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2023	2022	2021
Fair value of assets acquired	$399	$54,944	110
Equity transferred	—	(43,536)	—
Cash acquired (paid), net	(296)	210	(99)
Liabilities assumed	$103	$11,618	$11

Divestitures

2023

During the year ended December 31, 2023, we completed the following disposition and received the following contingent payment that resulted in a pre-tax loss of $70 million, which was included in Loss (gain) on dispositions in the consolidated statement of income:

•On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which we expect to result in approximately $750 million in after-tax proceeds. The assets and liabilities of Engineering Solutions were classified as held for sale in our consolidated balance sheet as of December 31, 2022. During the year ended December 31, 2023, we recorded a pre-tax loss of $120 million in Loss (gain) on dispositions and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.

•In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the year ended December 31, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) in Loss (gain) on dispositions related to the sale of a family of leveraged loan indices in our Indices segment.

2022

As a condition of securing regulatory approval for the merger, S&P Global and IHS Markit agreed to divest of certain of their businesses. S&P Global’s divestitures include CUSIP Global Services (“CGS”), its LCD business and a related family of leveraged loan indices while IHS Markit’s divestitures include Oil Price Information Services (“OPIS”); Coal, Metals and Mining; and PetroChem Wire businesses and its Base Chemicals business.

During the year ended December 31, 2022, we completed the following dispositions that resulted in a pre-tax gain of $1.9 billion, which was included in Loss (gain) on dispositions in the consolidated statement of income:

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

•In March of 2022, we completed the previously announced sale of CGS, a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of CGS.

•In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.
2021
During the year ended December 31, 2021, we completed the following dispositions that resulted in a pre-tax gain of $11 million, which was included in Loss (gain) on dispositions in the consolidated statement of income:

•During the year ended December 31, 2021, we recorded a pre-tax gain of $8 million ($6 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of office facilities in India.

•During the year ended December 31, 2021, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Loss (gain) on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC (“SPIAS”), a business within our Market Intelligence segment, that occurred in July of 2019.
The components of assets and liabilities held for sale in the consolidated balance sheet consist of the following:

(in millions)	Year ended December 31,
	2023	2022 [1]
Accounts Receivable, net	$—	$88
Goodwill	—	437
Other intangible assets, net	—	697
Other assets	—	76
Assets of a business held for sale	$—	$1,298

Accounts payable and accrued expenses	$—	$59
Deferred tax liability	—	27
Unearned revenue	—	148
Liabilities of a business held for sale	$—	$234
1 Assets and liabilities held for sale as of December 31, 2022 relate to Engineering Solutions.
The operating profit of our businesses that were held for sale or disposed of for the years ending December 31, 2023, 2022 and 2021 is as follows:

(in millions)	Year ended December 31,
	2023	2022	2021
Operating profit [1]	$19	$71	$172
1 The operating profit presented includes the revenue and recurring direct expenses associated with businesses held for sale. The year ended December 31, 2023 excludes a pre-tax loss related to the sale of Engineering Solutions of $120 million. The year ended December 31, 2022 excludes pre-tax gains related to the sale LCD and a related family of leveraged loan indices of $505 million and $52 million, respectively. The year ended December 31, 2022 also excludes a a pre-tax gain of $1.3 billion related to the sale of CGS. The year ended December 31, 2021 excludes a pre-tax gain on the sale of SPIAS of $3 million.

3. Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.
The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Corporate	Total
Balance as of December 31, 2021	$1,808	$245	$525	$—	$376	$—	$552	$3,506
Acquisitions	16,556	22	5,009	8,695	1,023	437	—	31,742
Dispositions	(246)	—	—	—	—	—	—	(246)
Reclassifications [1]	—	—	—	—	—	(437)	—	(437)
Other [2]	(8)	(10)	(12)	—	—	—	10	(20)
Balance as of December 31, 2022	18,110	257	5,522	8,695	1,399	—	562	34,545
Acquisitions	62	3	6	168	—	—	—	239
Other [2]	11	14	10	—	18	—	13	66
Balance as of December 31, 2023	$18,183	$274	$5,538	$8,863	$1,417	$—	$575	$34,850
1Relates to Engineering Solutions, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2022.
2Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions.

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 - Acquisitions and Divestitures.
Other Intangible Assets
Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $846 million as of December 31, 2023 and 2022.
•2023 and 2022 both include $380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.
•2023 and 2022 both include $185 million within our Market Intelligence segment for the SNL tradename.
•2023 and 2022 both include $132 million within our Indices segment for the balance of the IP rights in a family of indices derived from the S&P 500, solidifying Indices IP in and to the S&P 500 index family.
•2023 and 2022 both include $59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.
The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2021	$645	$139	$355	$55	$206	$1,400
Acquisitions	3,774	—	13,377	1,469	17	18,637
Dispositions	—	—	—	—	(5)	(5)
Reclassifications [1]	(476)	—	(257)	—	—	(733)
Other [2]	(2)	—	(8)	—	(4)	(14)
Balance as of December 31, 2022	3,941	139	13,467	1,524	214	19,285
Acquisitions	—	—	—	—	104	104
Other [2]	1	—	23	4	7	35
Balance as of December 31, 2023	$3,942	$139	$13,490	$1,528	$325	$19,424

Accumulated amortization
Balance as of December 31, 2021	$467	$139	$196	$52	$107	$961
Current year amortization	313	—	482	91	19	905
Reclassifications [1]	(13)	—	(22)	—	—	(35)
Other [2]	(2)	—	—	(1)	(3)	(6)
Balance as of December 31, 2022	765	139	656	142	123	1,825
Current year amortization	351	—	545	111	35	1,042
Reclassifications	—	—	(2)	2	—	—
Other [2]	—	—	(1)	1	5	5
Balance as of December 31, 2023	$1,116	$139	$1,198	$256	$163	$2,872

Net definite-lived intangibles:
December 31, 2022	$3,176	$—	$12,811	$1,382	$91	$17,460
December 31, 2023	$2,826	$—	$12,292	$1,272	$162	$16,552
1Relates to Engineering Solutions, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2022.
2Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 25 years. The weighted-average life of the intangible assets as of December 31, 2023 is approximately 22 years.

Amortization expense was $1,042 million, $905 million and $96 million for the years ended December 31, 2023, 2022 and 2021, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2024	2025	2026	2027	2028
Amortization expense	$1,046	$1,029	$998	$980	$978

4. Taxes on Income
Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2023	2022	2021
Domestic operations	$1,899	$3,426	$2,874
Foreign operations	1,772	1,276	1,290
Total income before taxes	$3,671	$4,702	$4,164

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2023	2022	2021
Federal:
Current	$559	$928	$438
Deferred	(177)	(185)	(9)
Total federal	382	743	429
Foreign:
Current	370	322	295
Deferred	(150)	(98)	23
Total foreign	220	224	318
State and local:
Current	216	265	153
Deferred	(40)	(52)	1
Total state and local	176	213	154
Total provision for taxes	$778	$1,180	$901

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.5	3.9	3.3
Foreign operations	(5.1)	(2.8)	(0.2)
Stock-based compensation	(0.4)	—	(0.8)
S&P Dow Jones Indices LLC joint venture	(1.5)	(1.1)	(1.1)
Tax credits and incentives	(2.0)	(1.3)	(2.3)
Divestitures	1.8	2.9	—
Other, net	3.9	2.5	1.7
Effective income tax rate	21.2%	25.1%	21.6%

Fluctuation in tax rates by year is primarily due to tax charge on merger related divestitures and change in mix of income by jurisdiction.

We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred. GILTI expense is included in Other, net above.

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$249	$179
Loss carryforwards	495	537
Research & Development Expenditures	258	136
Other	473	476
Total deferred tax assets	1,475	1,328
Deferred tax liabilities:
Goodwill and intangible assets	(4,573)	(4,864)
Other	(212)	(174)
Total deferred tax liabilities	(4,785)	(5,038)
Net deferred income tax asset before valuation allowance	(3,310)	(3,710)
Valuation allowance	(316)	(274)
Net deferred income tax liability	$(3,626)	$(3,984)
Reported as:
Non-current deferred tax assets	$64	$81
Non-current deferred tax liabilities	(3,690)	(4,065)
Net deferred income tax liability	$(3,626)	$(3,984)

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses.

As of December 31, 2023, we have approximately $7.1 billion of undistributed earnings of our foreign subsidiaries, of which $4.3 billion is reinvested indefinitely in our foreign operations. We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $1,279 million in 2023, $1,555 million in 2022, and $883 million in 2021. As of December 31, 2023, we had net operating loss carryforwards of $1,177 million, of which a significant portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2023	2022	2021
Balance at beginning of year	$223	$147	$121
Additions based on tax positions related to the current year	21	28	35
Additions for tax positions of prior years	10	62	9
Reduction for settlements	(11)	—	(8)
Expiration of applicable statutes of limitations	(13)	(14)	(10)
Balance at end of year	$230	$223	$147

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2023, 2022 and 2021 was $230 million, $223 million and $147 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2023, the change in unrecognized tax benefits resulted in a net increase of tax expense of $5 million.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $12 million in the next twelve months as a result of the resolution of local tax examinations and expiration of applicable statutes of limitations. In addition to the unrecognized tax benefits, we had accrued interest and penalties associated with unrecognized tax benefits of $50 million and $38 million as of December 31, 2023 and 2022, respectively.

The U.S. federal income tax audits for 2018 through 2023 are in process. During 2023, we completed state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for the years before 2015. The impact to tax expense in 2023, 2022 and 2021 was not material.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2024. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code (“IRC”) Section 174. Section 174 requires taxpayers to capitalize research and development costs and amortize them over 5 years for expenditures attributed to domestic research and 15 years for expenditures attributed to foreign research. This provision affected a significant proportion of the Company for the first time in 2023. During 2023, our cash taxes were adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174. Although Congress is considering legislation that would reinstate and extend Section 174 expensing for certain research and experimental expenditures, the possibility that this will happen is uncertain.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2023	2022
4.125% Senior Notes, due 2023 [1]	$—	$38
3.625% Senior Notes, due 2024 [2]	47	48
4.75% Senior Notes, due 2025 [3]	4	4
4.0% Senior Notes, due 2026 [4]	3	3
2.95% Senior Notes, due 2027 [5]	497	496
2.45% Senior Notes, due 2027 [6]	1,240	1,237
4.75% Senior Notes, due 2028 [7]	810	823
4.25% Senior Notes, due 2029 [8]	1,016	1,029
2.5% Senior Notes, due 2029 [9]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [10]	1,236	1,233
1.25% Senior Notes, due 2030 [11]	595	594
2.90% Senior Notes, due 2032 [12]	1,474	1,472
5.25% Senior Notes due 2033 [13]	743	—
6.55% Senior Notes, due 2037 [14]	291	290
4.5% Senior Notes, due 2048 [15]	272	272
3.25% Senior Notes, due 2049 [16]	590	590
3.70% Senior Notes, due 2052 [17]	975	974
2.3% Senior Notes, due 2060 [18]	683	682
3.9% Senior Notes, due 2062 [19]	486	486
Commercial paper	—	188
Total debt	11,459	10,956
Less: short-term debt including current maturities	47	226
Long-term debt	$11,412	$10,730

1We made a $38 million payment on the retirement of our 4.125% senior notes in the third quarter of 2023.
2Interest payments are due semiannually on May 1 and November 1.
3Interest payments are due semiannually on February 15 and August 15.
4Interest payments are due semiannually on March 1 and September 1.
5Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2023, the unamortized debt discount and issuance costs total $3 million.
6Interest payments are due semiannually on March 1 and September 1, beginning on September 30, 2022, and as of December 31, 2023, the unamortized debt discount and issuance costs total $10 million.
7Interest payments are due semiannually on February 1 and August 1.
8Interest payments are due semiannually on May 1 and November 1.
9Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2023, the unamortized debt discount and issuance costs total $3 million.
10Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2023, the unamortized debt discount and issuance costs total $14 million.
11Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2023, the unamortized debt discount and issuance costs total $5 million.
12Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2023, the unamortized debt discount and issuance costs total $26 million.
13 Interest payments are due semiannually on March 15 and September 15, beginning on March 15, 2024, and as of December 31, 2023, the unamortized debt discount and issuance costs total $7 million.

14Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2023, the unamortized debt discount and issuance costs total $2 million.
15Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2023, the unamortized debt discount and issuance costs total $11 million.
16Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2023, the unamortized debt discount and issuance costs total $10 million.
17Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2023, the unamortized debt discount and issuance costs total $25 million.
18Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2023, the unamortized debt discount and issuance costs total $17 million.
19Interest payments are due semiannually on March 1 and September 1, beginning on September 1, 2022, and as of December 31, 2023, the unamortized debt discount and issuance costs total $14 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2023: $47 million due in 2024, $4 million due in 2025, $3 million due in 2026; $1.7 billion due in 2027; $810 million due in 2028; and $8.9 billion due thereafter.

The fair value of our total debt borrowings was $10.3 billion and $9.3 billion as of December 31, 2023 and December 31, 2022, respectively, and was estimated based on quoted market prices.

On September 12, 2023, we issued $750 million of 5.25% senior notes due in 2033. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor’s Financial Services LLC. In the third quarter of 2023, the Company used the net proceeds to repay its outstanding commercial paper borrowings.

On February 28, 2022, we completed the merger with IHS Markit in an all-stock transaction. In the transaction, we assumed IHS Markit’s publicly traded debt, with an outstanding principal balance of $4.6 billion, which was recorded at fair value of $4.9 billion on the acquisition date. Debt assumed consisted of the following:

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

The adjustment to fair value of these Senior Notes of approximately $292 million on the acquisition date is being amortized as an adjustment to interest expense over the remaining contractual terms of the Senior Notes.

On March 2, 2022, we completed the offer (the “Exchange Offer”) to exchange outstanding notes issued by IHS Markit for new notes issued by us and fully and unconditionally guaranteed by Standard & Poor’s Financial Services LLC with the same interest rate, interest payment dates, maturity date and redemption terms as each corresponding series of exchange IHS Markit notes and cash. Of the approximately $4.6 billion in aggregate principal amount of IHS Markit’s Senior Notes offered in the exchange, 96%, or approximately $4.5 billion, were tendered and accepted. The portion not exchanged, approximately $175 million, remained outstanding across seven series of Senior Notes issued by IHS Markit. The Exchange Offer was treated as a debt modification for accounting purposes resulting in a portion of the unamortized fair value adjustment of the IHS Markit Senior Notes allocated to the new debt issued by S&P Global on the settlement date of the exchange. See Note 2 — Acquisitions and Divestitures for additional information on the merger.

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

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of December 31, 2023, we had no outstanding commercial paper. As of December 31, 2022, there was $188 million of commercial paper outstanding.

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

6.    Derivative Instruments
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2023 and December 31, 2022, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and held cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2023 and December 31, 2022, we held a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the twelve months ended December 31, 2023, 2022 and 2021, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of December 31, 2023 and 2022, the aggregate notional value of these outstanding forward contracts was $2.6 billion and $1.8 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $69 million and $5 million as of December 31, 2023 and 2022, respectively. The amount recorded in other current liabilities was $1 million and $37 million as of December 31, 2023 and 2022, respectively. The amount recorded in selling and general expense for the twelve months ended December 31, 2023, 2022 and 2021 related to these contracts was a net gain $81 million, a net loss of $45 million and a net gain of $9 million, respectively.

Net Investment Hedges

As of December 31, 2023, 2022 and 2021, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $1.5 billion and $1 billion as of December 31, 2023 and 2022, respectively. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $25 million, net interest expense of $31 million and net interest income of $20 million during the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Cash Flow Hedges
Foreign Exchange Forward Contracts

During the twelve months ended December 31, 2023, 2022 and 2021, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the fourth quarter of 2025, 2024 and 2023, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of December 31, 2023, we estimate that $7 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

The aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $529 million as of December 31, 2023 and 2022.

Interest Rate Swaps

As of December 31, 2023, 2022 and 2021, we held positions in a series of interest rate swaps. These contracts are intended to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing and are scheduled to mature beginning in the first quarter of 2027. These interest rate swaps are designated as cash flow hedges. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and will be subsequently reclassified into interest expense, net in the same period that the hedged transaction affects earnings.

As of December 31, 2023 and 2022, the aggregate notional value of our outstanding interest rate swaps designated as cash flow hedges was $813 million and $1.4 billion, respectively, with the current period reduction attributable to the issuance of $750 million 5.25% senior notes in September of 2023.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of December 31, 2023 and December 31, 2022:

(in millions)		December 31,	December 31,
Balance Sheet Location		2023	2022
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$9	$3
Other current liabilities	Foreign exchange forward contracts	$2	$7
Other non-current assets	Interest rate swap contracts	$134	$145
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$—	$84
Other non-current liabilities	Cross currency swaps	$14	$—
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the years ended December 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2023	2022	2021		2023	2022	2021
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$6	$(8)	$(11)	Revenue, Selling and general expenses	$7	$(6)	$19
Interest rate swap contracts	$48	$333	$(270)	Interest expense, net	$(3)	$(4)	$—
Net investment hedges- designated as hedging instruments
Cross currency swaps	$(102)	$98	$84	Interest expense, net	$(4)	$(4)	$(5)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2023	2022	2021
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$—	$6	$14
Change in fair value, net of tax	12	(11)	11
Reclassification into earnings, net of tax	(7)	5	(19)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$5	$—	$6

Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$48	$(203)	$—
Change in fair value, net of tax	32	247	(203)
Reclassification into earnings, net of tax	4	4	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$84	$48	$(203)

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$56	$(17)	$(81)
Change in fair value, net of tax	(81)	69	59
Reclassification into earnings, net of tax	4	4	5
Net unrealized (losses) gains on net investment hedges, net of taxes, end of period	$(21)	$56	$(17)

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

We also provide certain medical, dental and life insurance benefits for active employees and eligible dependents. The medical and dental plans and supplemental life insurance plan are contributory, while the basic life insurance plan is noncontributory. We currently do not prefund any of these plans.

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

Benefit Obligation
A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2023 and 2022, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2023	2022	2023	2022
Net benefit obligation at beginning of year	$1,407	$2,122	$20	$28
Service cost	2	3	—	—
Interest cost	74	48	1	1
Plan participants’ contributions	—	—	—	—
Actuarial loss (gain)	57	(636)	1	(6)
Gross benefits paid	(70)	(86)	(2)	(3)
Foreign currency effect	20	(44)	—	—
Other adjustments [1]	(65)	—	—	—
Net benefit obligation at end of year	1,425	1,407	20	20
Fair value of plan assets at beginning of year	1,464	2,231	5	6
Actual return on plan assets	115	(647)	(1)	1
Employer contributions	10	11	—	—
Plan participants’ contributions	—	—	—	—
Gross benefits paid	(70)	(86)	(3)	(2)
Foreign currency effect	19	(45)	—	—
Other adjustments [1]	(65)	—	—	—
Fair value of plan assets at end of year	1,473	1,464	1	5
Funded status	$48	$57	$(19)	$(15)
Amounts recognized in consolidated balance sheets:
Non-current assets	$238	$232	$—	$—
Current liabilities	(10)	(10)	—	—
Non-current liabilities	(180)	(165)	(19)	(15)
	$48	$57	$(19)	$(15)
Accumulated benefit obligation	$1,418	$1,401
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$190	$175
Accumulated benefit obligation	$182	$168
Fair value of plan assets	$—	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$410	$400	$(37)	$(39)
Prior service credit	—	—	(11)	(12)
Total recognized	$410	$400	$(48)	$(51)
1Relates to the impact of lump sum benefit payments to terminated vested participants to settle existing pension obligations owed under the plan. The non-cash pretax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2023	2022	2021	2023	2022	2021
Service cost	$2	$3	$4	$—	$—	$—
Interest cost	74	48	40	1	1	1
Expected return on assets	(101)	(87)	(104)	—	—	—
Amortization of:
Actuarial loss (gain)	6	15	21	(2)	(2)	(2)
Prior service credit	—	—	—	(2)	(2)	(1)
Net periodic benefit cost	(19)	(21)	(39)	(3)	(3)	(2)
Settlement charge [1]	23	13	3	—	—	—
Total net periodic benefit cost	$4	$(8)	$(36)	$(3)	$(3)	$(2)
1Lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.S. retirement plan during the year ended December 31, 2023 and U.K. plan during the years ended December 31, 2022 and 2021, triggering the recognition of non-cash pre-tax settlement charges of $23 million, $13 million and $3 million for 2023, 2022 and 2021, respectively.

Our U.K. retirement plan accounted for a cost of $4 million in 2023 and a benefit of $6 million and $22 million in 2022 and 2021, respectively, of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2023	2022	2021	2023	2022	2021
Net actuarial loss (gain)	$33	$67	$(6)	$1	$(3)	$(1)
Recognized actuarial (gain) loss	(5)	(12)	(15)	1	1	1
Prior service cost	—	—	—	1	1	(1)
Settlement charge [1]	(18)	(10)	(2)	—	—	—
Total recognized	$10	$45	$(23)	$3	$(1)	$(1)
1Lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.S. retirement plan during the year ended December 31, 2023 and U.K. plan during the years ended December 31, 2022 and 2021, triggering the recognition of non-cash pre-tax settlement charges of $23 million, $13 million and $3 million for 2023, 2022 and 2021, respectively.
The total cost for our retirement plans was $170 million for 2023, $124 million for 2022 and $93 million for 2021. Included in the total retirement plans cost are defined contribution plans cost of $120 million, $88 million and $86 million for 2023, 2022 and 2021, respectively.

Assumptions

	Retirement Plans			Postretirement Plans
	2023	2022	2021	2023	2022	2021
Benefit obligation:
Discount rate [1]	5.27%	5.63%	3.05%	5.18%	5.52%	2.72%
Net periodic cost:
Discount rate - U.S. plan [1]	5.63%	3.05%	2.75%	5.52%	2.72%	2.20%
Discount rate - U.K. plan [1]	4.76%	1.87%	1.36%
Return on assets [2]	6.00%	4.00%	5.00%
1Effective January 1, 2023, we changed our discount rate assumption on our U.S. retirement plans to 5.63% from 3.05% in 2022 and changed our discount rate assumption on our U.K. plan to 4.76% from 1.87% in 2022.

2The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2023, our return on assets assumptions for the U.S. retirement plans and U.K plan remained unchanged at 6.00% and 5.50%, respectively.

Cash Flows

Expected employer contributions in 2024 are $11 million and $3 million for our retirement and postretirement plans, respectively. In 2024, we may elect to make non-required contributions depending on investment performance and the pension plan status.

Information about the expected cash flows for our retirement and postretirement plans is as follows:

(in millions)	Retirement Plans [1]	Postretirement Plans [2]
2024	$75	3
2025	77	3
2026	80	2
2027	82	2
2028	83	2
2029-2033	445	7
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
The fair value of our defined benefit plans assets as of December 31, 2023 and 2022, by asset class is as follows:

(in millions)	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$3	$3	$—	$—
Fixed income:
Long duration strategy [1]	991	—	991	—
Real Estate:
U.K. [2]	34	—	—	34
Total	$1,028	$3	$991	$34
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [3]	445
Total	$1,473

(in millions)	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$5	$5	$—	$—
Equities:
U.S. indexes [4]	6	6	—	—
Fixed income:
Long duration strategy [1]	1,007	—	1,007	—
Intermediate duration securities	38	—	38	—
Real Estate:
U.K. [2]	34	—	—	34
Infrastructure:
U.K. [5]	81	—	81	—
Total	$1,171	$11	$1,126	$34
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [3]	293
Total	$1,464
1Includes securities that are mainly investment grade obligations of issuers in the U.S.
2Includes a fund which holds real estate properties in the U.K.
32023 and 2022 includes the Standard & Poor’s 500 Composite Stock Index, the Standard & Poor’s MidCap 400 Composite Stock Index, a short-term investment fund which is a common collective trust vehicle, and other various asset classes. Additionally, 2023 includes the Standard & Poor’s MidCap 600 Composite Stock Index.
4Includes securities that are tracked in the S&P Smallcap 600 index.
5Includes funds that invest in global infrastructure for the U.K. Pension.
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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs:

(in millions)	Level 3
Balance as of December 31, 2022	$34
Distributions	(1)
Gain (loss)	1
Balance as of December 31, 2023	$34

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.
•The U.S. pension trust had assets of $1,176 million and $1,185 million as of December 31, 2023 and 2022 respectively, and the target allocations in 2023 include 90% fixed income, 5% domestic equities, 3% international equities and 2% cash and cash equivalents.
•The U.K. pension trust had assets of $297 million and $279 million as of December 31, 2023 and 2022, respectively, and the target allocations in 2023 include 67% fixed income, 16% equities, 12% real estate and 5% diversified growth funds.

The pension assets are invested with the goal of producing a combination of capital growth, income and a liability hedge. The mix of assets is established after consideration of the long-term performance and risk characteristics of asset classes. Investments are selected based on their potential to enhance returns, preserve capital and reduce overall volatility. Holdings are diversified within each asset class. The portfolios employ a mix of index and actively managed equity strategies by market capitalization, style, geographic regions and economic sectors. The fixed income strategies include U.S. long duration securities, intermediate credit, high yield, and U.K. debt instruments. The short-term portfolio, whose primary goal is capital preservation for liquidity purposes, is composed of government and government-agency securities, uninvested cash, receivables and payables. The portfolios do not employ any financial leverage.

U.S. Defined Contribution Plan

Assets of the defined contribution plan in the U.S. consist primarily of investment options, which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plan purchased 146,600 shares and sold 179,569 shares of S&P Global Inc. common stock in 2023 and purchased 67,248 shares and sold 60,473 shares of S&P Global Inc. common stock in 2022. The plan held approximately 1.2 million shares of S&P Global Inc. common stock as of December 31, 2023 and 2022, respectively, with market values of $518 million and $402 million, respectively. The plan received dividends on S&P Global Inc. common stock of $4.5 million and $4.0 million during the years ended December 31, 2023 and December 31, 2022, respectively.

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

The number of common shares reserved for issuance under the 2019 Plan are as follows:

(in millions)	December 31,
	2023	2022
Shares available for granting [1]	18.3	19.3
Options outstanding	0.1	0.2
Total shares reserved for issuance	18.4	19.5
1 Shares reserved for issuance under the Director Plan are less than 1.0 million at both December 31, 2023 and 2022.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock other stock-based awards. To offset the dilutive effect of our equity compensation plans, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2023	2022	2021
Stock option expense	$—	$—	$—
Restricted stock and other stock-based awards expense	171	214	122
Total stock-based compensation expense	$171	$214	$122

Tax benefit	$32	$38	$20

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

There were no stock options granted in 2023, 2022 and 2021.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2022	0.2	$68.02
Exercised	(0.1)	$64.92
Options outstanding as of December 31, 2023	0.1	$77.25	0.79	$24
Options exercisable as of December 31, 2023	0.1	$77.25	0.79	$24

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2023	2022	2021
Net cash proceeds from the exercise of stock options	$13	$7	$13
Total intrinsic value of stock option exercises	$55	$13	$41
Income tax benefit realized from stock option exercises	$12	$4	$11

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

Restricted stock and other stock-based award activity is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Balance as of December 31, 2022	1.6	$364.50
Granted	0.6	$374.00
Vested	(0.8)	$388.31
Forfeited	—	$325.24
Balance as of December 31, 2023	1.4	$365.51
Total unrecognized compensation expense related to restricted awards	$159
Weighted-average years to be recognized over	1.2

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant-date fair value per award	$374.00	$384.65	$296.49
Total fair value of restricted stock and other stock-based awards vested	$323	$146	$243
Tax benefit relating to restricted award activity	$71	$30	$48

9. Equity
Capital Stock
Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.
On January 23, 2024, the Board of Directors approved an increase in the dividends for 2024 to a quarterly common stock dividend of $0.91 per share.

	Year Ended December 31,
	2023	2022	2021
Annualized dividend rate [1]	$3.60	$3.32	$3.08
Dividends paid (in millions)	$1,147	$1,024	$743
1 The quarterly dividend rate was $0.90 per share for the year ended December 31 2023. The quarterly dividend rate was $0.77 per share in the first quarter of 2022 and increased to $0.85 per share beginning in the second quarter of 2022. The quarterly dividend rate was $0.77 per share for the year ended December 31 2021.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2023, 18.7 million shares remained available under the 2022 Repurchase Program and the 2020 repurchase program was completed. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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

The terms of each ASR agreement entered into for the years ended December 31, 2023, 2022 and 2021, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
November 13, 2023 [1]		2.8	—	2.8	$—	$1,300
August 7, 2023 [2]	September 8, 2023	1.1	0.2	1.3	$387.36	$500
May 8, 2023 [3]	August 4, 2023	2.5	0.1	2.6	$384.75	$1,000
February 13, 2023 [4]	May 5, 2023	1.1	0.3	1.4	$341.95	$500
December 2, 2022 [5]	February 3, 2023	2.4	0.4	2.8	$350.74	$1,000
August 9, 2022 [6]	October 25, 2022	5.8	1.6	7.4	$337.94	$2,500
May 13, 2022 [7]	August 2, 2022	3.8	0.6	4.4	$343.85	$1,500
March 1, 2022 [8]	August 9, 2022	15.2	4.1	19.3	$362.03	$7,000
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.3 billion and initially received shares valued at 85% of the $1.3 billion at a price equal to the market price of the Company's common stock on November 13, 2023 when the Company received an initial delivery of 2.8 million shares from the ASR program. We completed the ASR agreement on February 7, 2024 and received an additional 0.2 million shares. We repurchased a total of 3.0 million shares under the ASR agreement for an average purchase price $428.45. per share. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company's common stock on August 7, 2023 when the Company received an initial delivery of 1.1 million shares from the ASR program. We completed the ASR agreement on September 8, 2023 and received an additional 0.2 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
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
5 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and initially received shares valued at 87.5% of the $1 billion at a price equal to the market price of the Company's common stock on December 2, 2022 when the Company received an initial delivery of 2.4 million shares from the ASR program. We completed the ASR agreement on February 3, 2023 and received an additional 0.4 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
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
7 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.5 billion and initially received shares valued at 85% of the $1.5 billion at a share price equal to the market price of the Company's common stock on May 13, 2022 when the Company received an initial delivery of 3.8 million shares from the ASR program. We completed the ASR agreement on August 2, 2022 and received an additional 0.6 million shares. The ASR agreement was executed under our 2020 Repurchase Program.
8 The ASR agreement was structured as an uncapped ASR agreement in which we paid $7 billion and initially received shares valued at 85% of the $7 billion at a share equal to the then market price of the Company's common stock on March 1, 2022 when the company received an initial delivery of 15.2 million shares from the ASR program. We completed the ASR agreement on August 9, 2022 and received an additional 4.1 million shares. The ASR agreement was executed under our 2020 Repurchase Program.

During the year ended December 31, 2023, we purchased a total of 8.6 million shares for $3.3 billion of cash. During the year ended December 31, 2022, we purchased a total of 33.5 million shares for $12.0 billion of cash. During the year ended December 31, 2021, we did not use cash to purchase any shares.

Redeemable Noncontrolling Interests

The agreement with the minority partners that own 27% of our S&P Dow Jones Indices LLC joint venture contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, CME Group and CME Group Index Services LLC (“CGIS”) has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group’s and CGIS’ minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2023 were as follows:

(in millions)
Balance as of December 31, 2022	$3,267
Net income attributable to redeemable noncontrolling interest	241
Distributions to noncontrolling interest	(260)
Redemption value adjustment	539
Other [1]	13
Balance as of December 31, 2023	$3,800

1 Relates to foreign currency translation adjustments

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2023:

(in millions)	Foreign Currency Translation Adjustments [1,3]	Pension and Postretirement Benefit Plans [2]		Unrealized Gain (Loss) on Cash Flow Hedges [3]		Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(582)	$(349)		$45		$(886)
Other comprehensive income (loss) before reclassifications	91	(16)		44		119
Reclassifications from accumulated other comprehensive income (loss) to net earnings	4	3	2	(3)	3	4
Net other comprehensive gain (loss) income	95	(13)		41		123
Balance as of December 31, 2023	$(487)	$(362)		$86		$(763)
1Includes an unrealized gain related to our cross currency swaps. See note 6 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax provision of $1 million for the year ended December 31, 2023. See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2023	2022	2021
Amount attributable to S&P Global Inc. common shareholders:
Net income	$2,626	$3,248	$3,024

Basic weighted-average number of common shares outstanding	318.4	316.9	240.8
Effect of stock options and other dilutive securities	0.5	1.6	1.0
Diluted weighted-average number of common shares outstanding	318.9	318.5	241.8

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$8.25	$10.25	$12.56
Diluted	$8.23	$10.20	$12.51

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. As of December 31, 2023, 2022 and 2021, there were no stock options excluded. Restricted performance shares outstanding of 0.7 million as of December 31, 2023, 0.6 million as of December 31, 2022 and 0.5 million as of December 31, 2021, respectively, were excluded.

11. Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2023 and 2022 restructuring plans consisted of company-wide workforce reductions of approximately 1,050 and 1,440 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2023 by segment is as follows:

	2023 Restructuring Plan		2022 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$90	$78	$86	$10
Ratings	10	9	26	3
Commodity Insights	26	18	45	1
Mobility	9	8	2	—
Indices	5	4	13	1
Engineering Solutions	—	—	2	—
Corporate	43	35	109	6
Total	$183	$152	$283	$21

For the year ended December 31, 2023, we recorded a pre-tax restructuring charge of $183 million primarily related to employee severance charges for the 2023 restructuring plan and have reduced the reserve by $31 million. For the year ended December 31, 2023, we have reduced the reserve for the 2022 restructuring plan by $262 million. The reductions primarily related to cash payments for employee severance charges.

12. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have six reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility, Indices, and Engineering Solutions.

Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other expense (income), net, interest expense, net, or loss on extinguishment of debt as these are amounts that do not affect the operating results of our reportable segments. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

A summary of operating results for the years ended December 31 is as follows:

Revenue
(in millions)	2023	2022	2021
Market Intelligence	$4,376	$3,811	$2,185
Ratings	3,332	3,050	4,097
Commodity Insights	1,946	1,685	1,012
Mobility	1,484	1,142	—
Indices	1,403	1,339	1,149
Engineering Solutions	133	323	—
Intersegment elimination [1]	(177)	(169)	(146)
Total revenue	$12,497	$11,181	$8,297

Operating Profit
(in millions)	2023	2022	2021
Market Intelligence [2]	$714	$2,488	$676
Ratings [3]	1,864	1,672	2,629
Commodity Insights [4]	704	591	544
Mobility [5]	260	213	—
Indices [6]	925	927	798
Engineering Solutions [7]	19	15	—
Total reportable segments	4,486	5,906	4,647
Corporate Unallocated expense [8]	(502)	(989)	(426)
Equity in income on unconsolidated subsidiaries [9]	36	27	—
Total operating profit	$4,020	$4,944	$4,221
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for the year ended December 31, 2023 includes employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, a gain on disposition of $46 million, an asset impairment of $5 million and an asset write-off of $1 million. Operating profit for the year ended December 31, 2022 includes a gain on dispositions of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. Operating profit for the year ended December 31, 2021 includes employee severance charges of $3 million, a gain on disposition of $3 million, acquisition-related costs of $2 million and lease-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $561 million, $474 million and $65 million for the years ended December 31, 2023, 2022 and 2021, respectively.
3Operating profit for the year ended December 31, 2023 includes employee severance charges of $10 million and an asset impairment of $1 million. Operating profit for the year ended December 31, 2022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. Operating profit for the year ended December 31, 2021 includes a gain on disposition of $6 million, recovery of lease-related costs of $4 million and employee severance charges of $3 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $8 million, $7 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively.
4Operating profit for the year ended December 31, 2023 includes IHS Markit merger costs of $35 million, employee severance charges of $26 million and acquisition-related costs of $2 million. Operating profit for the year ended December 31, 2022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. Operating profit for the year ended December 31, 2021 includes recovery of lease-related costs of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $131 million, $111 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
5Operating profit for the year ended December 31, 2023 includes employee severance charges of $9 million, IHS Markit merger costs of $3 million and acquisition-related costs of $2 million. Operating profit for the year ended December 31, 2022 includes an acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $301 million and $241 million for the years ended December 31, 2023 and 2022, respectively.
6Operating profit for the year ended December 31, 2023 includes employee severance charges of $5 million, a gain on disposition of $4 million and IHS Markit merger costs of $4 million. Operating profit for the year ended December 31, 2022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. Operating profit for the year ended December 31, 2021 includes recovery of lease-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $36 million, $31 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
7As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date. Operating profit for the year ended December 31, 2023 includes amortization of intangibles from acquisitions of $1 million. Operating profit for the year ended December 31, 2022 includes employee severance charges of $4 million and amortization of intangibles from acquisitions of $35 million.
8Corporate Unallocated expense for the year ended December 31, 2023 includes IHS Markit merger costs of $147 million, a loss on disposition of $120 million, employee severance charges of $43 million, disposition-related costs of $24 million, lease impairments of $14 million and acquisition-related costs of $4 million. Corporate Unallocated expense for the year ended December 31, 2022 includes IHS Markit merger costs of $553 million, a S&P Foundation grant of $200 million, employee severance charges of $107 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, acquisition-related costs of $8 million, lease impairments of $5 million and an asset write-off of $3 million. Corporate Unallocated expense for the year ended December 31, 2021 includes IHS Markit merger costs of $249 million, employee severance charges of $13 million, lease-related costs of $4 million, a lease impairment of $3 million, Kensho retention related expenses of $2 million, acquisition-related costs of $2 million and a gain on disposition of $2 million. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $3 million, $4 million, and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
9Equity in Income on Unconsolidated Subsidiaries for the year ended December 31, 2023 includes an asset impairment of $2 million. Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $56 million and $55 million for the years ended December 31, 2023 and 2022, respectively.

The following table presents our revenue disaggregated by revenue type for the years ended December 31:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2023[1]
Subscription	$3,685	$—	$1,707	$1,169	$277	$125	$—	$6,963
Non-subscription / Transaction	187	1,425	158	315	—	8	—	2,093
Non-transaction	—	1,907	—	—	—	—	(177)	1,730
Asset-linked fees	—	—	—	—	859	—	—	859
Sales usage-based royalties	—	—	81	—	267	—	—	348
Recurring variable	504	—	—	—	—	—	—	504
Total revenue	$4,376	$3,332	$1,946	$1,484	$1,403	$133	$(177)	$12,497

Timing of revenue recognition
Services transferred at a point in time	$187	$1,425	$158	$315	$—	$8	$—	$2,093
Services transferred over time	4,189	1,907	1,788	1,169	1,403	125	(177)	10,404
Total revenue	$4,376	$3,332	$1,946	$1,484	$1,403	$133	$(177)	$12,497

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2022
Subscription	$3,263	$—	$1,492	$888	$258	$300	$—	$6,201
Non-subscription / Transaction	163	1,241	126	254	—	23	—	1,807
Non-transaction	—	1,809	—	—	—	—	(169)	1,640
Asset-linked fees	—	—	—	—	862	—	—	862
Sales usage-based royalties	—	—	67	—	219	—	—	286
Recurring variable	385	—	—	—	—	—	—	385
Total revenue	$3,811	$3,050	$1,685	$1,142	$1,339	$323	$(169)	$11,181

Timing of revenue recognition
Services transferred at a point in time	$163	$1,241	$126	$254	$—	$23	$—	$1,807
Services transferred over time	3,648	1,809	1,559	888	1,339	300	(169)	9,374
Total revenue	$3,811	$3,050	$1,685	$1,142	$1,339	$323	$(169)	$11,181

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2021
Subscription	$2,131	$—	$933	$—	$191	$—	$—	$3,255
Non-subscription / Transaction	54	2,253	13	—	—	—	—	2,320
Non-transaction	—	1,844	—	—	—	—	(146)	1,698
Asset-linked fees	—	—	—	—	800	—	—	800
Sales usage-based royalties	—	—	66	—	158	—	—	224
Total revenue	$2,185	$4,097	$1,012	$—	$1,149	$—	$(146)	$8,297

Timing of revenue recognition
Services transferred at a point in time	$54	$2,253	$13	$—	$—	$—	$—	$2,320
Services transferred over time	2,131	1,844	999	—	1,149	—	(146)	5,977
Total revenue	$2,185	$4,097	$1,012	$—	$1,149	$—	$(146)	$8,297
1    Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information for the years ended December 31 is as follows:

(in millions)	Depreciation & Amortization			Capital Expenditures
	2023	2022	2021	2023	2022	2021
Market Intelligence	$597	$509	$91	$73	$43	$12
Ratings	37	46	46	24	23	18
Commodity Insights	137	115	12	7	4	2
Mobility	314	248	—	22	6	—
Indices	42	39	10	13	2	2
Engineering Solutions	2	35	—	—	4	—
Total reportable segments	1,129	992	159	139	82	34
Corporate	14	21	19	4	7	1
Total	$1,143	$1,013	$178	$143	$89	$35

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2023	2022
Market Intelligence	$29,674	$29,852
Ratings	1,041	1,039
Commodity Insights	8,746	8,781
Mobility	13,495	13,416
Indices	3,222	3,271
Engineering Solutions	—	—
Total reportable segments	56,178	56,359
Corporate [1]	4,411	4,127
Assets of a business held for sale [2]	—	1,298
Total	$60,589	$61,784
1Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, assets for pension benefits and deferred income taxes.
2Includes Engineering Solutions as of December 31, 2022. See Note 2 – Acquisitions and Divestitures for further discussion.

We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2023	2022	2021	2023	2022
U.S.	$7,542	$6,653	$5,012	$4,535	$13,539
European region	2,822	2,597	1,995	47,960	39,007
Asia	1,375	1,246	874	73	76
Rest of the world	758	685	416	47	595
Total	$12,497	$11,181	$8,297	$52,615	$53,217

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2023	2022	2021	2023	2022
U.S.	60%	60%	60%	9%	26%
European region	23	23	24	91	73
Asia	11	11	11	—	—
Rest of the world	6	6	5	—	1
Total	100%	100%	100%	100%	100%

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
During the years ended December 31, 2023, 2022 and 2021, we recorded a pre-tax impairment charge of $26 million, $132 million and $31 million, respectively, related to the impairment and abandonment of operating lease related ROU assets. The pre-tax impairment charge recorded during the year ended December 31, 2022 was primarily associated with reductions in the anticipated sublease income on vacated leased facilities following the deterioration of local market conditions and consolidating our real estate facilities following the merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.

The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of December 31, 2023 and 2022:

(in millions)		2023	2022
Balance Sheet Location
Assets
Right of use assets	Lease right-of-use assets	$379	$423
Liabilities
Other current liabilities	Current lease liabilities	105	118
Lease liabilities — non-current	Non-current lease liabilities	541	577

The components of lease expense for the years ended December 31 are as follows:

(in millions)	2023	2022	2021
Operating lease cost	$134	$147	$124
Sublease income	(16)	(5)	(2)
Total lease cost	$118	$142	$122

Supplemental information related to leases for the years ended December 31 are as follows:

(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	149	159	127

Right of use assets obtained in exchange for lease obligations
Operating leases	35	6	29

Weighted-average remaining lease term and discount rate for our operating leases as of December 31 are as follows:

	2023	2022
Weighted-average remaining lease term (years)	6.0	6.6
Weighted-average discount rate	3.46%	3.17%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2024	$125
2025	110
2026	104
2027	97
2028	76
2029 and beyond	218
Total undiscounted lease payments	$730
Less: Imputed interest	84
Present value of lease liabilities	$646

Related Party Agreement

In June of 2012, we entered into a license agreement (the “License Agreement”) with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During the years ended December 31, 2023, 2022 and 2021, S&P Dow Jones Indices LLC earned $174 million $170 million and $139 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Moreover, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities, antitrust matters and other matters, such as ESG. For example, as a nationally recognized statistical rating organization ("NRSRO") registered with the SEC under Section 15E of the Exchange Act, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. S&P Global Ratings is currently responding to requests for documents and information from the SEC in connection with an investigation concerning S&P Global Ratings’ compliance with record retention requirements relating to electronic business communications sent or received via electronic messaging channels. As has been publicly reported, the SEC has undertaken similar investigations across various industries, including other NRSROs. Although S&P Global seeks to promptly address any compliance issues that it detects or that the staff of the SEC or another regulator raises, there can be no assurance that the SEC or another regulator will not seek remedies against S&P Global for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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
3.Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2023. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
4.Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2023, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 71, 72, 73 and 74 of this Annual Report on Form 10-K.

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

During 2023, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During 2023, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.
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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2024 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2024 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2024 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 23, 2023.

Item 11. Executive Compensation

Information about director and executive officer compensation required by this Item 11, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2024 Proxy Statement under the captions “2023 Director

Compensation,” “Board of Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details information about our equity compensation plans as of December 31, 2023:

	Equity Compensation Plans’ Information
	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,421,496	1	$77.25	2	18,816,023	3,4
Equity compensation plans not approved by security holders	—		$—		—
Total	1,421,496		$77.25		18,816,023
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
3Included in this number are 483,834 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 18,332,189 shares are reserved for issuance under the 2019 Stock Incentive Plan (the “2019 Plan”) for performance stock, restricted stock, other stock-based awards, stock options and stock appreciation rights.
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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2023, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2024 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Income for the three years ended December 31, 2023
•Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Cash Flows for the three years ended December 31, 2023
•Consolidated Statements of Equity for the three years ended December 31, 2023
•Notes to the Consolidated Financial Statements

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

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2023
Allowance for doubtful accounts	$48	$27	$(21)	$54

Year ended December 31, 2022
Allowance for doubtful accounts	$26	$58	$(36)	$48

Year ended December 31, 2021
Allowance for doubtful accounts	$30	$14	$(18)	$26
1Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Exhibit Number	Exhibit Index

(2.1)
Agreement and Plan of Merger, dated as of November 29, 2020, by and among S&P Global Inc., IHS Markit Ltd. and Sapphire Subsidiary, Ltd., incorporated by reference from Registrant’s Form 8-K filed November 30, 2020.

(2.2)
Amendment No. 1 to Agreement and Plan of Merger by and among S&P Global Inc., Sapphire Subsidiary, Ltd., and IHS Markit Ltd. dated as of January 20, 2021, incorporated by reference from the Registrant's Form S-4/A filed January 20, 2021.

(2.3)
Asset Purchase Agreement, by and between S&P Global Inc. and Factset Research Systems Inc., dated as of December 24, 2021, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2021.

(2.4)*	Securities and Asset Purchase Agreement dated as of January 14, 2023 between IHS Markit Ltd. and Allium Buyer LLC, incorporated by reference from the Registrant's Form 10-Q filed on April 27, 2023.

(2.5)*
Acknowledgment and Amendment No. 2 to Securities and Asset Purchase Agreement dated as of May 2, 2023 between IHS Markit Ltd. and Allium Buyer LLC, incorporated by reference from the Registrant's Form 10-Q filed on July 27, 2023.

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from Registrant’s Form 8-K filed May 18, 2020.

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant’s Form 8-K filed October 2, 2023.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

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

(4.12)
Ninth Supplemental Indenture dated as of September 12, 2023, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on September 12, 2023.

(4.13)	Form of 6.550% Senior Note due 2037, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2019.

(4.14)	Form of 4.000% Senior Note due 2025, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.15)	Form of 2.950% Senior Note due 2027, incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(4.16)	Form of 4.500% Senior Note due 2048 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed May 17, 2018.

(4.17)	Form of 2.500% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.18)	Form of 3.250% Senior Note due 2049 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.19)	Form of 4.750% Senior Note due 2028 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 2, 2022.

(4.20)	Form of 4.250% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 2, 2022.

(4.21)	Form of 5.250% Senior Note due 2033 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed September 12, 2023.

(4.22)
Registration Rights Agreement dated as of March 2, 2022, among the Company, Standard & Poor’s Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(4.23)
Registration Rights Agreement dated as of March 18, 2022, among the Company, Standard & Poor’s Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on March 18, 2022.

(4.24)
Registration Rights Agreement dated as of September 12, 2023, among the Company, Standard & Poor's Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on September 12, 2023.

(4.25)	Form of 2.450% Senior Note due 2027 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.26)	Form of 2.700% Sustainability-Linked Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.27)	Form of 2.900% Senior Note due 2032 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.28)	Form of 3.700% Senior Note due 2052 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.29)	Form of 3.900% Senior Note due 2062 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.30)
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.1)**	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed April 26, 2016.

(10.2)**	Registrant’s 2019 Stock Incentive Plan, incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.3)**	Form of 2021 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.4)**	Form of 2022 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on August 3, 2022.

(10.5)**	Form of 2023 Performance Share Unit Award Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on April 27, 2023.

(10.6)**	Form of 2021 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.7)**	Form of 2022 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.8)**	Form of 2023 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 27, 2023.

(10.9)**	Form of Cliff Vested Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.10)**	Form of 2022 Performance-Vesting Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.11)**	Form of S&P Dow Jones Indices 2021 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 29, 2021.

(10.12)**	Form of S&P Dow Jones Indices 2022 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.13)**	Form of S&P Dow Jones Indices 2023 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 27, 2023.

(10.14)**	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended 2013.

(10.15)**	Form of 2022 Long-Term Cash Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.16)**	IHS Markit Ltd. Amended and Restated 2014 Equity Incentive Award Plan, incorporated by reference from IHS Markit Ltd.'s Form 10-Q filed on March 26, 2019.

(10.17)**	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement, incorporated by reference from IHS Markit Ltd.'s Form 10-Q filed on March 23, 2021.

(10.18)**	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement (PUP), incorporated by reference from IHS Markit Ltd.'s Form 10-K filed on January 24, 2022.

(10.19)**
Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.20)**
Resolutions terminating deferrals under the Key Executive Short-Term Deferred Compensation Plan, dated October 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.21)**	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2017, incorporated by reference from the Registrant’s Form 10-Q filed October 26, 2017.

(10.22)**	Registrant's Senior Executive Severance Plan, amended and restated as of May 8, 2019, incorporated by reference from the Registrant's Form 10-Q filed August 1, 2019.

(10.23)
Revolving Five-Year Credit Agreement, dated as of April 26, 2021, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. as syndication agent, incorporated by reference from the Registrant’s Form 10-Q filed July 29, 2021.

(10.24)**	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.25)**
First Amendment to Registrant’s Employee Retirement Plan Supplement, effective as of January 1, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.26)**
Second Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.27)**
Third Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2012, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.28)**
Fourth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of May 1, 2013, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.29)**
Fifth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.30)**
Sixth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

(10.31)**
Standard & Poor’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.32)**
First Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of December 2, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.33)**
Second Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.34)**
Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.35)**
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.36)**
Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.37)**
Sixth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.38)**
Seventh Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

(10.39)**
Registrant's 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2023, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2022.

(10.40)**	Amendment No. 1 to Registrant's 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2023, effective as of January 1, 2024.

(10.41)**
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.42)**
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.43)**	Registrant's Director Retirement Plan, incorporated by reference from the Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989 (paper filing).

(10.44)**	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 1996 (paper filing).

(10.45)**	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.46)**	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.47)**	Registrant’s Director Deferred Stock Ownership Plan as Amended and Restated effective January 1, 2017, incorporated by reference from the Registrant’s Form 10-Q filed July 27, 2017.

(10.48)**
Registrant’s Amended and Restated Director Deferred Stock Ownership Plan, incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.49)**	Term Sheet dated January 7, 2021 between the Registrant and Adam Kansler, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2022.

(10.50)**
Side letter dated July 25, 2023 to letter agreement dated December 11, 2020 to Steve Kemps, Executive Vice President and Chief Legal Officer, incorporated by reference from the Registrant's Form 10-Q filed on July 27, 2023.

(10.51)**	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.52)**
S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.53)
Amendment No. 1 and Increasing Lender Supplement, dated as of February 25, 2022, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from the Registrant's Form 8-K filed on February 28, 2022.

(10.54)	Master Confirmation between the Company and Citibank, N.A. dated as of March 1, 2022, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(10.55)	Master Confirmation between the Company and Goldman Sachs & Co. LLC dated as of March 1, 2022, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(10.56)	Master Confirmation between the Company and Mizuho Markets Americas LLC dated as of March 1, 2022, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(21)	Subsidiaries of the Registrant.

(22)	Subsidiary Guarantor of Guaranteed Securities, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2021.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(24)	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Registrant's Financial Statement Compensation Recoupment Policy, dated as of June 27, 2023.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

* Pursuant to Item 601(b)(2) of Regulation S-K, portions of the exhibit have been omitted. The Company hereby agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
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

February 8, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 8, 2024 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

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