Form 10-Q
period 2024-03-31
S&P Global Inc.
filed 2024-04-25
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 19, 2024 (latest practicable date), 312.9 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of March 31, 2024, the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2024 and 2023, the related consolidated statements of cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 8, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
April 25, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2024	2023
Revenue	$3,491	$3,160
Expenses:
Operating-related expenses	1,120	1,088
Selling and general expenses	705	705
Depreciation	23	25
Amortization of intangibles	264	262
Total expenses	2,112	2,080
Gain on disposition	—	(50)
Equity in income on unconsolidated subsidiaries	(6)	(14)
Operating profit	1,385	1,144
Other (income) expense, net	(9)	11
Interest expense, net	78	85
Income before taxes on income	1,316	1,048
Provision for taxes on income	248	188
Net income	1,068	860
Less: net income attributable to noncontrolling interests	(77)	(65)
Net income attributable to S&P Global Inc.	$991	$795

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.16	$2.47
Diluted	$3.16	$2.47
Weighted-average number of common shares outstanding:
Basic	313.6	321.3
Diluted	314.0	322.1

Actual shares outstanding at period end	313.1	320.8
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2024	2023
Net income	$1,068	$860

Other comprehensive income:
Foreign currency translation adjustments	(71)	42
Income tax effect	(8)	3
	(79)	45

Pension and other postretirement benefit plans	1	1
Income tax effect	—	—
	1	1

Unrealized gain on cash flow hedges	21	(27)
Income tax effect	(5)	6
	16	(21)

Comprehensive income	1,006	885
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(7)	(4)
Less: comprehensive income attributable to redeemable noncontrolling interests	(70)	(61)
Comprehensive income attributable to S&P Global Inc.	$929	$820

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,543	$1,290
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts: 2024 - $55; 2023 - $54	2,979	2,826
Prepaid and other current assets	845	1,026
Assets of a business held for sale	60	—
Total current assets	5,428	5,143
Property and equipment, net of accumulated depreciation: 2024 - $800; 2023 - $794	247	258
Right of use assets	371	379
Goodwill	34,748	34,850
Other intangible assets, net	17,120	17,398
Equity investments in unconsolidated subsidiaries	1,775	1,787
Other non-current assets	788	774
Total assets	$60,477	$60,589
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$458	$557
Accrued compensation and contributions to retirement plans	419	906
Short-term debt	301	47
Income taxes currently payable	179	121
Unearned revenue	3,535	3,461
Other current liabilities	975	1,033
Liabilities of a business held for sale	10	—
Total current liabilities	5,877	6,125
Long-term debt	11,404	11,412
Lease liabilities — non-current	524	541
Pension and other postretirement benefits	197	199
Deferred tax liability — non-current	3,631	3,690
Other non-current liabilities	595	522
Total liabilities	22,228	22,489
Redeemable noncontrolling interests (Note 8)	3,825	3,800
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2024 and 2023 415 million shares	415	415
Additional paid-in capital	44,295	44,231
Retained income	19,433	18,728
Accumulated other comprehensive loss	(825)	(763)
Less: common stock in treasury	(28,991)	(28,411)
Total equity — controlling interests	34,327	34,200
Total equity — noncontrolling interests	97	100
Total equity	34,424	34,300
Total liabilities and equity	$60,477	$60,589

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net income	$1,068	$860
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23	25
Amortization of intangibles	264	262
Provision for losses on accounts receivable	15	8
Deferred income taxes	(67)	(167)
Stock-based compensation	33	46
Gain on disposition	—	(50)
Other	81	10
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(185)	23
Prepaid and other current assets	63	(98)
Accounts payable and accrued expenses	(602)	(343)
Unearned revenue	84	61
Other current liabilities	(194)	(158)
Net change in prepaid/accrued income taxes	192	169
Net change in other assets and liabilities	173	(54)
Cash provided by operating activities	948	594
Investing Activities:
Capital expenditures	(24)	(28)
Acquisitions, net of cash acquired	(1)	(272)
Proceeds from dispositions	—	50
Changes in short-term investments	5	(3)
Cash used for investing activities	(20)	(253)
Financing Activities:
Additions to short-term debt, net	250	710
Dividends paid to shareholders	(286)	(290)
Distributions to noncontrolling interest holders, net	(73)	(78)
Repurchase of treasury shares	(500)	(500)
Exercise of stock options and other	1	3
Employee withholding tax on share-based payments	(49)	(75)
Cash used for financing activities	(657)	(230)
Effect of exchange rate changes on cash	(18)	7
Net change in cash, cash equivalents, and restricted cash	253	118
Cash, cash equivalents, and restricted cash at beginning of period	1,291	1,287
Cash, cash equivalents, and restricted cash at end of period	$1,544	$1,405

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended March 31, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
Comprehensive income [1]			991	(62)		929	7	936
Dividends (Dividend declared per common share — $0.91 per share)			(286)			(286)		(286)
Share repurchases		120			620	(500)		(500)
Employee stock plans		(56)			(40)	(16)		(16)
Change in redemption value of redeemable noncontrolling interests			(1)			(1)		(1)
Other			1			1	(10)	(9)
Balance as of March 31, 2024	$415	$44,295	$19,433	$(825)	$28,991	$34,327	$97	$34,424

Three Months Ended March 31, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			795	25		820	4	824
Dividends (Dividend declared per common share — $0.90 per share)			(287)			(287)		(287)
Share repurchases		50			550	(500)		(500)
Employee stock plans		(143)			(118)	(25)		(25)
Change in redemption value of redeemable noncontrolling interests			(120)			(120)		(120)
Other			(1)			(1)	2	1
Balance as of March 31, 2023	$415	$44,329	$18,171	$(861)	$25,779	$36,275	$95	$36,370

1Excludes comprehensive income of $70 million and $61 million for the three months ended March 31, 2024 and 2023, respectively, attributable to our redeemable noncontrolling interests.

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

Our operations consist of five reportable segments: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings”), S&P Global Commodity Insights (“Commodity Insights”), S&P Global Mobility (“Mobility”) and S&P Dow Jones Indices (“Indices”).
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
•Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (Original Equipment Manufacturers or OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies.
•Indices is a global index provider maintaining a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
As of May 2, 2023, we completed the sale of S&P Global Engineering Solutions (“Engineering Solutions”), a provider of engineering standards and related technical knowledge, and the results are included through that date.
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2023 (our “Form 10-K”).

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $1 million as of March 31, 2024 and December 31, 2023.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2024 and December 31, 2023, contract assets were $77 million and $75 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at March 31, 2024 compared to December 31, 2023 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $1.4 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.1 billion. We expect to recognize revenue on approximately sixty percent and eighty-five percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $234 million as of March 31, 2024 and December 31, 2023, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Equity in Income on Unconsolidated Subsidiaries

The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company's business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Our share of earnings or losses are recognized in Equity in income on unconsolidated subsidiaries in our consolidated statements of income.

Other (Income) Expense, net

The components of other (income) expense, net for the three months ended March 31 are as follows:

(in millions)	2024	2023
Other components of net periodic benefit cost	$(6)	$(6)
Net (gain) loss from investments	(3)	17
Other (income) expense, net	$(9)	$11

2.    Acquisitions and Divestitures

Acquisitions

2024

On February 20, 2024, we entered into an agreement to acquire Visible Alpha, the financial technology provider of deep industry and segment consensus data, sell-side analyst models and analytics from high-quality, exclusive sources. The acquisition is expected to create a premium offering of fundamental investment research capabilities on Market Intelligence’s Capital IQ Pro platform. The combination of Visible Alpha with S&P Capital IQ Pro, the flagship S&P Global platform for research and analysis across institutional and corporate markets, reflects S&P Global’s continued commitment to be the foremost provider in this space. The transaction with Visible Alpha is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to close during 2024. The proposed acquisition of Visible Alpha is not expected to be material to our consolidated financial statements.

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

Divestitures

2024

On February 20, 2024 we announced our intent to explore strategic opportunities for Fincentric, formerly known as Markit Digital. Fincentric is S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric joined S&P Global through the merger with IHS Markit and is part of our Market Intelligence segment. The assets and liabilities of Fincentric were classified as held for sale in our consolidated balance sheet as of March 31, 2024. The proposed divestiture of Fincentric is not expected to be material to our consolidated financial statements.

2023

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three months ended March 31, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) in Gain on disposition related to the sale of a family of leveraged loan indices in our Indices segment.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	March 31	December 31,
	2024 [1]	2023
Accounts Receivable, net	$13	$—
Goodwill	46	—
Other assets	1	—
Assets of a business held for sale	$60	$—

Accounts payable and accrued expenses	$6	$—
Unearned revenue	4	—
Liabilities of a business held for sale	$10	$—
1 Assets and liabilities held for sale as of March 31, 2024 relate to Fincentric.

The operating profit (loss) of our businesses that were held for sale or disposed of for the three months ended March 31 is as follows:

(in millions)	2024	2023
Operating profit (loss) [2]	$(3)	$15
2 The operating profit (loss) presented includes the revenue and recurring direct expenses associated with businesses held for sale or disposed of. The three months ended March 31, 2023 excludes a pre-tax gain related to the sale of LCD and leveraged loan indices of $50 million.

3.    Income Taxes

The effective income tax rate was 18.8% and 17.9% for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in the three months ended March 31, 2024 was primarily due to change in mix of income by jurisdiction.

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

The Company is subject to tax examinations in various jurisdictions. As of March 31, 2024 and December 31, 2023, the total amount of federal, state and local, and foreign unrecognized tax benefits was $225 million and $230 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2024 and December 31, 2023, we had $52 million and $50 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $12 million in the next twelve months as a result of the resolution of local tax examinations.

The Organization for Economic Co-operation and Development (“OECD”) introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. This framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, and many other jurisdictions, including jurisdictions in which we operate, are in the process of implementing it. The effect of enacted Pillar Two taxes has been included in the results disclosed and did not have a significant impact on our consolidated financial statements. The Company continues to monitor jurisdictions that are expected to implement Pillar Two in the future, and it is in the process of evaluating the potential impact of the enactment of Pillar Two by such jurisdictions on its consolidated financial statements.

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	March 31, 2024	December 31, 2023
3.625% Senior Notes, due 2024 [1]	47	47
4.75% Senior Notes, due 2025 [2]	4	4
4.0% Senior Notes, due 2026 [3]	3	3
2.95% Senior Notes, due 2027 [4]	497	497
2.45% Senior Notes, due 2027 [5]	1,240	1,240
4.75% Senior Notes, due 2028 [6]	807	810
4.25% Senior Notes, due 2029 [7]	1,014	1,016
2.5% Senior Notes, due 2029 [8]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [9]	1,236	1,236
1.25% Senior Notes, due 2030 [10]	595	595
2.90% Senior Notes, due 2032 [11]	1,475	1,474
5.25% Senior Notes, due 2033 [12]	743	743
6.55% Senior Notes, due 2037 [13]	291	291
4.5% Senior Notes, due 2048 [14]	272	272
3.25% Senior Notes, due 2049 [15]	590	590
3.70% Senior Notes, due 2052 [16]	975	975
2.3% Senior Notes, due 2060 [17]	683	683
3.9% Senior Notes, due 2062 [18]	486	486
Commercial paper	250	—
Total debt	11,705	11,459
Less: short-term debt including current maturities	301	47
Long-term debt	$11,404	$11,412

1     Interest payments are due semiannually on May 1 and November 1.
2     Interest payments are due semiannually on February 15 and August 15.
3     Interest payments are due semiannually on March 1 and September 1.
4    Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2024, the unamortized debt discount and issuance costs total $3 million.
5    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2024, the unamortized debt discount and issuance costs total $10 million.
6     Interest payments are due semiannually on February 1 and August 1.
7 Interest payments are due semiannually on May 1 and November 1.
8    Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2024, the unamortized debt discount and issuance costs total $3 million.
9    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2024, the unamortized debt discount and issuance costs total $14 million.
10    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2024, the unamortized debt discount and issuance costs total $5 million.
11 Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2024, the unamortized debt discount and issuance costs total $25 million.
12 Interest payments are due semiannually on March 15 and September 15, beginning on March 15, 2024, and as of March 31, 2024, the unamortized debt discount and issuance costs total $7 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2024, the unamortized debt discount and issuance costs total $2 million.

14    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2024, the unamortized debt discount and issuance costs total $11 million.
15 Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2024, the unamortized debt discount and issuance costs total $10 million.
16    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2024, the unamortized debt discount and issuance costs total $25 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2024, the unamortized debt discount and issuance costs total $17 million.
18    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2024, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $10.1 billion and $10.3 billion as of March 31, 2024 and December 31, 2023, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of March 31, 2024, there was $250 million of commercial paper outstanding. As of December 31, 2023, we had no outstanding commercial paper.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and held cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2023, we held a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2024 and twelve months ended December 31, 2023, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of March 31, 2024 and December 31, 2023, the aggregate notional value of these outstanding forward contracts was $2.9 billion and $2.6 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other current assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets as of March 31, 2024 and December 31, 2023 was less than $7 million and $69 million, respectively. The amount recorded in other current liabilities as of March 31, 2024 and December 31, 2023 was $15 million and $1 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $37 million and a net gain of $29 million for three months ended March 31, 2024 and 2023, respectively.

Net Investment Hedges

As of March 31, 2024 and December 31, 2023, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $1.5 billion as of March 31, 2024 and December 31, 2023. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three months ended March 31, 2024 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $8 million and interest expense of $9 million for the three months ended March 31, 2024 and 2023, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the three months ended March 31, 2024 and the twelve months ended December 31, 2023, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2026 and the fourth quarter of 2025, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of March 31, 2024, we estimate that $6 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of March 31, 2024 and December 31, 2023, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $540 million and $529 million, respectively.

Interest Rate Swaps

During the three months ended March 31, 2024, we terminated our interest rate swap contracts with an aggregate notional value of $813 million and received net proceeds of $155 million upon termination. These contracts were designated as cash flow hedges and were scheduled to mature beginning in the first quarter of 2027. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the gain of $155 million was recorded in accumulated other comprehensive loss in our consolidated balance sheet. The gain will be recognized into interest expense, net over the term which related interest payments will be made when we enter into anticipated future debt refinancing.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of March 31, 2024 and December 31, 2023:

(in millions)		March 31,	December 31,
Balance Sheet Location		2024	2023
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$7	$9
Other current liabilities	Foreign exchange forward contracts	$—	$2
Other non-current assets	Interest rate swap contracts	$—	$134
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$126	$—
Other non-current liabilities	Cross currency swaps	$109	$14
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the three months ended March 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2024	2023		2024	2023
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$—	$6	Revenue, Selling and general expenses	$2	$—
Interest rate swap contracts	$21	$(34)	Interest expense, net	$—	$(1)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$30	$(9)	Interest expense, net	$(1)	$(1)
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2024	2023
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$5	$—
Change in fair value, net of tax	2	4
Reclassification into earnings, net of tax	(2)	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$5	$4
Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$84	$48
Change in fair value, net of tax	16	(26)
Reclassification into earnings, net of tax	—	1
Net unrealized gains on cash flow hedges, net of taxes, end of period	$100	$23

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$(21)	$56
Change in fair value, net of tax	21	(8)
Reclassification into earnings, net of tax	1	1
Net unrealized gains on net investment hedges, net of taxes, end of period	$1	$49
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2024	2023
Interest cost	$17	$18
Expected return on assets	(24)	(25)
Amortization of prior service credit / actuarial loss	1	1
Net periodic benefit cost	$(6)	$(6)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2024 and 2023.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans which became effective on January 1, 2024. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2024 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2024, we contributed $3 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the remaining nine months of 2024.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the three months ended March 31, 2024 and 2023, total stock-based compensation expense related to restricted stock and other stock-based awards was $33 million and $46 million, respectively. During the three months ended March 31, 2024, the Company granted 0.4 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $422.70 per share. Total unrecognized compensation expense related to unvested equity awards as of March 31, 2024 was $259 million, which is expected to be recognized over a weighted average period of 1.6 years.

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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2024, 17.4 million shares remained available under the 2022 Repurchase Program. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

The terms of each ASR agreement entered into during the three months ended March 31, 2024 and 2023, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 12, 2024 [1]		1.0	—	1.0	$—	$500
February 13, 2023 [2]	May 5, 2023	1.1	0.3	1.4	$341.95	$500

1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company’s common stock on February 12, 2024 when the Company received an initial delivery of 1.0 million shares from the ASR program. We completed the ASR agreement on April 12, 2024 and received an additional 0.2 million shares. We repurchased a total of 1.2 million shares under the ASR agreement for an average purchase price of $421.05 per share. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company’s common stock on February 13, 2023 when the Company received an initial delivery of 1.1 million shares from the ASR program. We completed the ASR agreement on May 5, 2023 and received an additional 0.3 million shares. The ASR agreement was executed under our 2022 Repurchase Program.

During the three months ended March 31, 2024, we received 1.2 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 ASR agreement. During the three months ended March 31, 2024, we purchased a total of 1.0 million shares for $500 million of cash. During the three months ended March 31, 2023, we purchased a total of 1.1 million shares for $500 million of cash.

Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests include an agreement with the minority partners that own 27% of our S&P Dow Jones Indices LLC joint venture that contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, CME Group and CME Group Index Services LLC (“CGIS”) has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group’s and CGIS’ minority interest.

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheets outside of equity under the caption “Redeemable noncontrolling interests” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches. Our income and market valuation approaches incorporate Level 3 fair value measures for instances when observable inputs are not available. The more significant judgmental assumptions used to estimate the value of the S&P Dow Jones Indices LLC joint venture include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., the revenue growth rates and operating margins), and a company specific beta. The significant judgmental assumptions used that incorporate market data, including the relative weighting of market observable information and the comparability of that information in our valuation models, are forward-looking and could be affected by future economic and market conditions. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interests during the three months ended March 31, 2024 were as follows:

(in millions)
Balance as of December 31, 2023	$3,800
Net income attributable to redeemable noncontrolling interests	70
Distributions payable to redeemable noncontrolling interests	(49)
Redemption value adjustment	1
Other [1]	3
Balance as of March 31, 2024	$3,825

1 Includes foreign currency translation adjustments.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2024:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(487)		$(362)		$86		$(763)
Other comprehensive income (loss) before reclassifications	(80)	1	—		18		(62)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	1		1	2	(2)	3	—
Net other comprehensive income (loss)	(79)		1		16		(62)
Balance as of March 31, 2024	$(566)		$(361)		$102		$(825)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the three months ended March 31, 2024. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2024	2023
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$991	$795

Basic weighted-average number of common shares outstanding	313.6	321.3
Effect of stock options and other dilutive securities	0.4	0.8
Diluted weighted-average number of common shares outstanding	314.0	322.1

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.16	$2.47
Diluted	$3.16	$2.47

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded when the necessary vesting conditions have not been met or when a net loss exists. For the three months ended March 31, 2024 and 2023, there were no stock options excluded. Restricted performance shares outstanding of 0.9 million and 0.8 million as of March 31, 2024 and 2023, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2024 and 2023 restructuring plans consisted of a company-wide workforce reduction of approximately 287 and 1,050 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2024 by segment is as follows:

	2024 Restructuring Plan		2023 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$31	$24	$90	$41
Ratings	1	1	10	5
Commodity Insights	—	—	26	12
Mobility	—	—	9	5
Indices	1	1	5	2
Corporate	2	2	43	18
Total	$35	$28	$183	$83

We recorded a pre-tax restructuring charge of $35 million primarily related to employee severance charges for the 2024 restructuring plan during the three months ended March 31, 2024 and have reduced the reserve by $7 million. The ending reserve balance for the 2023 restructuring plan was $152 million as of December 31, 2023. For the three months ended March 31, 2024, we have reduced the reserve for the 2023 restructuring plan by $69 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have five reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other (income) expense, net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

A summary of operating results for the three months ended March 31 is as follows:

Revenue
(in millions)	2024	2023
Market Intelligence	$1,142	$1,071
Ratings	1,062	824
Commodity Insights	559	508
Mobility	386	358
Indices	387	341
Engineering Solutions	—	100
Intersegment elimination [1]	(45)	(42)
Total revenue	$3,491	$3,160

Operating Profit
(in millions)	2024	2023
Market Intelligence [2]	$189	$229
Ratings [3]	679	477
Commodity Insights [4]	226	187
Mobility [5]	70	64
Indices [6]	272	238
Engineering Solutions [7]	—	14
Total reportable segments	1,436	1,209
Corporate Unallocated expense [8]	(57)	(79)
Equity in Income on Unconsolidated Subsidiaries [9]	6	14
Total operating profit	$1,385	$1,144
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for 2024 includes employee severance charges of $31 million, IHS Markit merger costs of $11 million and acquisition-related costs of $3 million. Operating profit for 2023 includes a gain on disposition of $46 million, IHS Markit merger costs of $13 million and employee severance charges of $6 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $140 million and $141 million for 2024 and 2023, respectively.
3Operating profit for 2024 and 2023 includes employee severance charges of $2 million and $1 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $7 million and $2 million for 2024 and 2023, respectively.
4Operating profit for 2024 includes IHS Markit merger costs of $5 million. Operating profit for 2023 includes IHS Markit merger costs of $13 million and employee severance charges of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $32 million and $33 million for 2024 and 2023, respectively.
5Operating profit for 2024 includes IHS Markit merger costs of $1 million. Operating profit for 2023 includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million and $74 million for 2024 and 2023, respectively.
6Operating profit for 2024 includes IHS Markit merger costs of $1 million and employee severance charges of $1 million. Operating profit for 2023 includes a gain on disposition of $4 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for 2024 and 2023.
7Operating profit for 2023 includes amortization of intangibles from acquisitions of $2 million.

8Corporate Unallocated expense for 2024 includes IHS Markit merger costs of $18 million, employee severance charges of $2 million, acquisition-related costs of $1 million and recovery of lease-related costs of $1 million. Corporate Unallocated expense for 2023 includes IHS Markit merger costs of $37 million, disposition related costs of $13 million, employee severance charges of $1 million and acquisition-related costs of $1 million. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $1 million for 2023.
9Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $14 million for 2024 and 2023.

The following table presents our revenue disaggregated by revenue type for the three months ended March 31:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	2024
Subscription	$947	$—	$450	$311	$70	$—	$—	$1,778
Non-subscription / Transaction	54	582	83	75	—	—	—	794
Non-transaction	—	480	—	—	—	—	(45)	435
Asset-linked fees	—	—	—	—	244	—	—	244
Sales usage-based royalties	—	—	26	—	73	—	—	99
Recurring variable revenue	141	—	—	—	—	—	—	141
Total revenue	$1,142	$1,062	$559	$386	$387	$—	$(45)	$3,491

Timing of revenue recognition
Services transferred at a point in time	$54	$582	$83	$75	$—	$—	$—	$794
Services transferred over time	1,088	480	476	311	387	—	(45)	2,697
Total revenue	$1,142	$1,062	$559	$386	$387	$—	$(45)	$3,491

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	2023
Subscription	$890	$—	$409	$281	$66	$94	$—	$1,740
Non-subscription / Transaction	56	379	80	77	—	6	—	598
Non-transaction	—	445	—	—	—	—	(42)	403
Asset-linked fees	—	—	—	—	210	—	—	210
Sales usage-based royalties	—	—	19	—	65	—	—	84
Recurring variable revenue	125	—	—	—	—	—	—	125
Total revenue	$1,071	$824	$508	$358	$341	$100	$(42)	$3,160

Timing of revenue recognition
Services transferred at a point in time	$56	$379	$80	$77	$—	$6	$—	$598
Services transferred over time	1,015	445	428	281	341	94	(42)	2,562
Total revenue	$1,071	$824	$508	$358	$341	$100	$(42)	$3,160
1 As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.
2 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2024	2023
U.S.	$2,150	$1,926
European region	776	711
Asia	356	337
Rest of the world	209	186
Total	$3,491	$3,160

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of March 31, 2024 and December 31, 2023:

(in millions)		March 31,	December 31,
Balance Sheet Location		2024	2023
Assets
Right of use assets	Lease right of use assets	$371	$379
Liabilities
Other current liabilities	Current lease liabilities	103	105
Lease liabilities — non-current	Non-current lease liabilities	524	541
The components of lease expense for the three months ended March 31 are as follows:

(in millions)	2024	2023
Operating lease cost	$34	$30
Sublease income	(4)	(4)
Total lease cost	$30	$26

Supplemental information related to leases for the three months ended March 31 are as follows:

(in millions)	2024	2023
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$34	$39

Right of use assets obtained in exchange for lease obligations
Operating leases	10	—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	6.1	6.0
Weighted-average discount rate	3.58%	3.46%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2024 (Excluding the three months ended March 31, 2024)	$95
2025	114
2026	107
2027	99
2028	77
2029 and beyond	221
Total undiscounted lease payments	$713
Less: Imputed interest	86
Present value of lease liabilities	$627

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During the three months ended March 31, 2024 and 2023, S&P Dow Jones Indices LLC earned $48 million and $44 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

13. Recently Issued or Adopted Accounting Standards

In December of 2023, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of this guidance on the Company’s disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2024. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2023 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three Months Ended March 31, 2024 and 2023
•Liquidity and Capital Resources
•Reconciliation of Non-GAAP Financial Information
•Critical Accounting Estimates
•Recently Issued or Adopted Accounting Standards
•Forward-Looking Statements
OVERVIEW
We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals & steel and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and customers.

Our operations consist of five reportable segments: S&P Global Market Intelligence (“Market Intelligence”), S&P Global Ratings (“Ratings”), S&P Global Commodity Insights (“Commodity Insights”), S&P Global Mobility (“Mobility”) and S&P Dow Jones Indices (“Indices”).
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
•Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (Original Equipment Manufacturers or OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies.
•Indices is a global index provider maintaining a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
As of May 2, 2023, we completed the sale of S&P Global Engineering Solutions (“Engineering Solutions”), a provider of engineering standards and related technical knowledge, and the results are included through that date.
Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2024	2023	% Change [1]
Revenue	$3,491	$3,160	10%
Operating profit [2]	$1,385	$1,144	21%
Operating margin %	40%	36%
Diluted earnings per share from net income	$3.16	$2.47	28%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

2 2024 includes IHS Markit merger costs of $36 million, employee severance charges of $35 million, acquisition-related costs of $5 million and recovery of lease-related costs of $1 million. 2023 includes IHS Markit merger costs of $64 million, a gain on dispositions of $50 million, disposition-related costs of $13 million, employee severance charges of $12 million and acquisition-related costs of $2 million. 2024 and 2023 also include amortization of intangibles from acquisitions of $278 million and $275 million, respectively.

Revenue increased 10% driven by increases at Ratings, Market Intelligence, Commodity Insights, Indices and Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. The increase at Ratings was driven by growth in both transaction revenue and non-transaction revenue. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue, higher Ratings Evaluation Service (“RES”) revenue and an increase in new entity credit ratings revenue. The increase at Market Intelligence was primarily due to subscription revenue growth for data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, RatingsXpress®, RatingsDirect® within Credit & Risk Solutions, and Market Intelligence Desktop products. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Mobility was primarily due to new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023. The increase at Indices was primarily due to higher asset-linked fees revenue and higher exchange-traded derivative revenue. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 21%. Excluding the impact of a gain on disposition in 2023 of 3 percentage points and higher employee severance charges in 2024 of 1 percentage point, partially offset by higher IHS Markit merger costs in 2023 of 1 percentage point and higher disposition-related costs in 2023 of 1 percentage point, operating profit increased 19%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, increased incentives as a result of financial performance and higher technology costs. Foreign exchange rates had a favorable impact of 2 percentage points.

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

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K.

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Consolidated Review

(in millions)	2024	2023	% Change
Revenue	$3,491	$3,160	10%
Total Expenses:
Operating-related expenses	1,120	1,088	3%
Selling and general expenses	705	705	—%
Depreciation and amortization	287	287	—%
Total expenses	2,112	2,080	2%
Gain on disposition	—	(50)	N/M
Equity in income on unconsolidated subsidiaries	(6)	(14)	(55)%
Operating profit	1,385	1,144	21%
Other (income) expense, net	(9)	11	N/M
Interest expense, net	78	85	(8)%
Provision for taxes on income	248	188	32%
Net income	1,068	860	24%
Less: net income attributable to noncontrolling interests	(77)	(65)	(18)%
Net income attributable to S&P Global Inc.	$991	$795	25%
N/M – Represents a change equal to or in excess of 100% or not meaningful
Revenue
The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2024	2023	% Change
Revenue	$3,491	$3,160	10%

Subscription revenue	1,778	1,740	2%
Non-subscription / transaction revenue	794	598	33%
Non-transaction revenue	435	403	8%
Asset-linked fees	244	210	16%
Sales usage-based royalties	99	84	17%
Recurring variable	141	125	13%

% of total revenue:
Subscription revenue	51%	55%
Non-subscription / transaction revenue	23%	19%
Non-transaction revenue	12%	13%
Asset-linked fees	7%	7%
Sales usage-based royalties	3%	2%
Recurring variable	4%	4%

U.S. revenue	$2,150	$1,926	12%
International revenue:
European region	776	711	9%
Asia	356	337	6%
Rest of the world	209	186	13%
Total international revenue	$1,341	$1,234	9%
% of total revenue:
U.S. revenue	62%	61%
International revenue	38%	39%

Revenue increased 10% as compared to the three months ended March 31, 2023. Subscription revenue increased in the three month period primarily due to growth in data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, RatingsXpress®, RatingsDirect® within Credit & Risk Solutions and Desktop products at Market Intelligence, continued demand for Commodity Insights market data and market insights products and new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023 at Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue, higher RES revenue and an increase in new entity credit ratings revenue. Asset linked fees increased at Indices primarily due to higher levels of assets under management (“AUM”) for ETFs and mutual funds. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges at Commodity Insights also contributed to revenue growth. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
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
Total Expenses
The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2024		2023		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$523	$282	$488	$250	7%	13%
Ratings [2]	256	114	233	105	10%	8%
Commodity Insights [3]	193	106	182	104	6%	1%
Mobility [4]	119	118	99	117	20%	1%
Indices [5]	56	49	53	45	6%	10%
Engineering Solutions	—	—	64	20	N/M	N/M
Intersegment eliminations [6]	(45)	—	(42)	—	7%	N/M
Total segments	1,102	669	1,077	642	2%	4%
Corporate Unallocated expense [7]	18	36	11	63	61%	(43)%
Total	$1,120	$705	$1,088	$705	3%	—%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2024, selling and general expenses include employee severance charges of $31 million, IHS Markit merger costs of $11 million and acquisition-related costs of $3 million. In 2023, selling and general expenses include IHS Markit merger costs of $13 million and employee severance charges of $6 million.
2 In 2024 and 2023, selling and general expenses include employee severance charges of $2 million and $1 million, respectively.
3 In 2024, selling and general expenses include IHS Markit merger costs of $5 million. In 2023, selling and general expenses includes IHS Markit merger costs of $13 million and employee severance charges of $2 million.
4 In 2024, selling and general expenses include IHS Markit merger costs of $1 million. In 2023, selling and general expenses includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million.
5 In 2024, selling and general expenses include IHS Markit merger costs of $1 million and employee severance charges of $1 million. In 2023, selling and general expenses include employee severance charges of $1 million and IHS Markit merger costs of $1 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2024, selling and general expenses include IHS Markit merger costs of $18 million, employee severance charges of $2 million, acquisition-related costs of $1 million and recovery of lease-related costs of $1 million. In 2023, selling and general expenses includes IHS Markit merger costs of $37 million, disposition-related costs of $13 million, employee severance charges of $1 million and acquisition-related costs of $1 million.
Operating-Related Expenses

Operating-related expenses increased 3% primarily driven by higher compensation costs, increased incentives and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses remained unchanged compared to 2023. Excluding the impact of higher IHS Markit merger costs in 2023 of 5 percentage points and higher disposition-related costs in 2023 of 2 percentage points, partially offset by higher employee severance charges in 2024 of 4 percentage points, selling and general expenses increased 3%. The increase was primarily driven by higher compensation costs and increased incentives, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Depreciation and Amortization

Depreciation and amortization remained unchanged at $287 million due to higher intangible asset amortization offset by lower depreciation driven by asset disposals.

Gain on Disposition

During the three months ended March 31, 2023, we received a contingent payment that resulted in a pre-tax gain of $50 million which was included in Gain on disposition in the consolidated statement of income:

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
The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2024	2023	% Change
Market Intelligence [1]	$189	$229	(17)%
Ratings [2]	679	477	42%
Commodity Insights [3]	226	187	21%
Mobility [4]	70	64	9%
Indices [5]	272	238	14%
Engineering Solutions [6]	—	14	N/M
Total segment operating profit	1,436	1,209	19%
Corporate Unallocated expense [7]	(57)	(79)	27%
Equity in income on unconsolidated subsidiaries [8]	6	14	(55)%
Total operating profit	$1,385	$1,144	21%

N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2024 includes employee severance charges of $31 million, IHS Markit merger costs of $11 million and acquisition-related costs of $3 million. 2023 includes a gain on disposition of $46 million, IHS Markit merger costs of $13 million and employee severance charges of $6 million. 2024 and 2023 include amortization of intangibles from acquisitions of $140 million and $141 million, respectively.
2    2024 and 2023 include include employee severance charges of $2 million and $1 million, respectively, and amortization of intangibles from acquisitions of $7 million and $2 million, respectively.
3 2024 includes IHS Markit merger costs of $5 million. 2023 includes IHS Markit merger costs of $13 million and employee severance charges of $2 million. 2024 and 2023 include amortization of intangibles from acquisitions of $32 million and $33 million, respectively.
4    2024 includes IHS Markit merger costs of $1 million. 2023 includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $76 million and $74 million, respectively.
5    2024 includes IHS Markit merger costs of $1 million and employee severance charges of $1 million. 2023 includes a gain on disposition of $4 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $9 million.
6    2023 includes amortization of intangibles from acquisitions of $2 million.
7    2024 includes IHS Markit merger costs of $18 million, employee severance charges of $2 million, acquisition-related costs of $1 million and recovery of lease-related costs of $1 million. 2023 includes IHS Markit merger costs of $37 million, disposition-related costs of $13 million, employee severance charges of $1 million and acquisition-related costs of $1 million. 2023 includes amortization of intangibles from acquisitions of $1 million.
8    2024 and 2023 include amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Segment operating profit increased 19% as compared to 2023. Excluding the impact of a gain on disposition in 2023 of 1 percentage point, segment operating profit increased 20%. The increase was primarily due to revenue growth, higher compensation costs driven by annual merit increases, increased incentives as a result of financial performance and higher technology costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 27% compared to 2023. Excluding the impact of higher IHS Markit merger costs in 2023 of 40 percentage points, higher disposition-related costs in 2023 of 27 percentage points and recovery of lease-related costs in 2024 of 2 percentage point, partially offset by employee severance costs in 2024 of 1 percentage point, Corporate Unallocated expense increased 41% primarily due to higher compensation costs.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $6 million for the three months ended March 31, 2024 compared to $14 million for the three months ended March 31, 2023.

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

Other (Income) Expense, net

Other (income) expense, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $9 million for the three months ended March 31, 2024 compared to Other expense, net of $11 million for the three months ended March 31, 2023 primarily due to gains on our mark-to-market investments in 2024 compared to losses in 2023.

Interest Expense, net

Interest expense, net decreased $7 million or 8% compared to the three months ended March 31, 2023 primarily due to higher interest income from invested cash due to a more favorable interest rate environment combined with a benefit from our net investment hedge program.

Provision for Income Taxes

The effective income tax rate was 18.8% and 17.9% for the three months ended March 31, 2024 and 2023, respectively. The increase in the three months ended March 31, 2024 was primarily due to change in mix of income by jurisdiction.

The Organization for Economic Co-operation and Development (“OECD”) introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. This framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, and many other jurisdictions, including jurisdictions in which we operate, are in the process of implementing it. The effect of enacted Pillar Two taxes has been included in the results disclosed and did not have a significant impact on our consolidated financial statements. The Company continues to monitor jurisdictions that are expected to implement Pillar Two in the future, and it is in the process of evaluating the potential impact of the enactment of Pillar Two by such jurisdictions on its consolidated financial statements.

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
On February 20, 2024, we entered into an agreement to acquire Visible Alpha, the financial technology provider of deep industry and segment consensus data, sell-side analyst models and analytics from high-quality, exclusive sources. The acquisition is expected to create a premium offering of fundamental investment research capabilities on Market Intelligence’s Capital IQ Pro platform. The combination of Visible Alpha with S&P Capital IQ Pro, the flagship S&P Global platform for research and analysis across institutional and corporate markets, reflects S&P Global’s continued commitment to be the foremost provider in this space. The transaction with Visible Alpha is subject to customary closing conditions, including receipt of certain regulatory approvals, and is expected to close during 2024. The proposed acquisition of Visible Alpha is not expected to be material to our consolidated financial statements.
On February 20, 2024 we announced our intent to explore strategic opportunities for Fincentric, formerly known as Markit Digital. Fincentric is S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric joined S&P Global through the merger with IHS Markit and is part of our Market Intelligence segment. The assets and liabilities of Fincentric were classified as held for sale in our consolidated balance sheet as of March 31, 2024. The proposed divestiture of Fincentric is not expected to be material to our consolidated financial statements.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) that resulted in a pre-tax gain of $46 million ($34 million after-tax) which was included in Gain on disposition in the consolidated statements of income.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2024	2023	% Change
Revenue	$1,142	$1,071	7%

Subscription revenue	$947	$890	6%
Recurring variable revenue	$141	$125	13%
Non-subscription revenue	$54	$56	(3)%
% of total revenue:
Subscription revenue	83%	83%
Recurring variable revenue	12%	12%
Non-subscription revenue	5%	5%

U.S. revenue	$685	$628	9%
International revenue	$457	$443	3%
% of total revenue:
U.S. revenue	60%	59%
International revenue	40%	41%

Operating profit [1]	$189	$229	(17)%
Operating margin %	17%	21%

1 2024 includes employee severance charges of $31 million, IHS Markit merger costs of $11 million and acquisition-related costs of $3 million. 2023 includes a gain on disposition of $46 million, IHS Markit merger costs of $13 million and employee severance charges of $6 million. 2024 and 2023 also include amortization of intangibles from acquisitions of $140 million and $141 million, respectively.
Revenue increased 7% primarily due to subscription revenue growth for data feed products within Data and Advisory Solutions, work flow solutions at Enterprise Solutions, RatingsXpress®, RatingsDirect® within Credit & Risk Solutions, and Market Intelligence Desktop products. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. These increases were partially offset by a slight decrease in non-subscription revenue. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit decreased 17%. Excluding the impact of a gain on disposition in 2023 of 17 percentage points and higher employee severance charges in 2024 of 9 percentage points, operating profit increased 9% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and increased technology costs. Foreign exchange rates had a favorable impact of 4 percentage points.

For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $40 million and $36 million for the three months ended March 31, 2024 and 2023, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2024	2023	% Change
Revenue	$1,062	$824	29%

Transaction revenue	$582	$379	54%
Non-transaction revenue	$480	$445	8%
% of total revenue:
Transaction revenue	55%	46%
Non-transaction revenue	45%	54%

U.S. revenue	$609	$460	33%
International revenue	$453	$364	24%
% of total revenue:
U.S. revenue	57%	56%
International revenue	43%	44%

Operating profit [1]	$679	$477	42%
Operating margin %	64%	58%
12024 and 2023 include employee severance charges of $2 million and $1 million, respectively, and amortization of intangibles from acquisitions of $7 million and $2 million, respectively.

Revenue increased 29%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. An increase in structured finance revenue driven by increased collateralized loan obligations issuance also contributed to transaction revenue growth. Non-transaction revenue increased due to an increase in surveillance revenue, higher Ratings Evaluation Service revenue driven by scenario testing and credit rating profile evaluations and an increase in new entity credit ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 42%. Excluding the impact of higher amortization of intangibles in 2024 of 1 percentage point, operating profit increased 43% due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, increased incentives as result of financial performance, and an increase in travel and entertainment expenses. Foreign exchange rates had a favorable impact of 2 percentage points.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the three months ended March 31:

(in billions)	2024	2023	% Change
Investment-grade billed issuance*	$456	$349	31%
High-yield billed issuance *	$120	$61	99%
Other billed issuance **	$417	$274	53%
Total billed issuance	$993	$684	45%
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
Billed issuance was up as favorable market conditions enticed issuers to capitalize on tightening spreads. Investment-grade, high-yield and bank loan billed issuance were up due to an increase in refinancing activity. Structured Finance billed issuance increases were driven by new CLO issuances.

For a further discussion of competitive and other risks inherent in our Ratings business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2024	2023	% Change
Revenue	$559	$508	10%

Subscription revenue	$450	$409	10%
Sales usage-based royalties	$26	$19	36%
Non-subscription revenue	$83	$80	4%
% of total revenue:
Subscription revenue	81%	81%
Sales usage-based royalties	4%	4%
Non-subscription revenue	15%	15%

U.S. revenue	$247	$232	6%
International revenue	$312	$276	13%
% of total revenue:
U.S. revenue	44%	46%
International revenue	56%	54%

Operating profit [1]	$226	$187	21%
Operating margin %	40%	37%

12024 includes IHS Markit merger costs of $5 million. 2023 includes IHS Markit merger costs of $13 million and employee severance costs of $2 million. 2024 and 2023 also include amortization of intangibles from acquisitions of $32 million and $33 million, respectively.

Revenue increased 10% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes in Petroleum, Metals and LNG and an increase in conference revenue driven by CERAweek in 2024. All four business lines contributed to revenue growth in the first quarter of 2024 with the Price Assessments, Energy & Resources Data & Insights and Advisory & Transactional Services businesses being the most significant drivers, followed by the Upstream Data & Insights business. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 21%. Excluding the impact of lower IHS Markit merger costs in 2024 of 6 percentage points, lower employee severance charges in 2024 of 1 percentage point and lower amortization of intangibles in 2024 of 1 percentage point, operating profit increased 13%. The increase was primarily due to revenue growth partially offset by higher compensation costs driven by annual merit increases and investment in strategic initiatives. Foreign exchange rates had a favorable impact of 1 percentage point.
For a further discussion of competitive and other risks inherent in our Commodity Insights business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Mobility
Mobility is a leading provider of solutions serving the full automotive value chain including vehicle manufacturers (Original Equipment Manufacturers or OEMs), automotive suppliers, mobility service providers, retailers, consumers, and finance and insurance companies.

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
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2024	2023	% Change
Revenue	$386	$358	8%

Subscription revenue	$311	$281	11%
Non-subscription revenue	$75	$77	(3)%
% of total revenue:
Subscription revenue	81%	78%
Non-subscription revenue	19%	22%

U.S. revenue	$318	$294	8%
International revenue	$68	$64	6%
% of total revenue:
U.S. revenue	82%	82%
International revenue	18%	18%

Operating profit [1]	$70	$64	9%
Operating margin %	18%	18%

1 2024 includes IHS Markit merger costs of $1 million. 2023 includes IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2024 and 2023 also include amortization of intangibles from acquisitions of $76 million and $74 million, respectively.

Revenue increased 8% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business as well as the favorable impact of the acquisition of Market Scan in February of 2023, and strong underwriting volumes within the Financial business. These increases were partially offset by a decrease in non-subscription revenue in the Manufacturing business due to lower recall activity and marketing services. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 9%. Excluding the impact of higher amortization of intangibles in 2024 of 5 percentage points, partially offset by lower acquisition-related costs in 2024 of 1 percentage point, operating profit increased 5% driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases, an increase in strategic investments and expenses associated with the acquisition of Market Scan. Foreign exchange rates had a favorable impact of 2 percentage points.

For a further discussion of competitive and other risks inherent in our Mobility business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2024	2023	% Change
Revenue	$387	$341	14%

Asset-linked fees	$244	$210	16%
Subscription revenue	$70	$66	6%
Sales usage-based royalties	$73	$65	12%
% of total revenue:
Asset-linked fees	63%	62%
Subscription revenue	18%	19%
Sales usage-based royalties	19%	19%

U.S. revenue	$317	$281	13%
International revenue	$70	$60	18%
% of total revenue:
U.S. revenue	82%	82%
International revenue	18%	18%

Operating profit [1]	$272	$238	14%
Less: net operating profit attributable to noncontrolling interests	70	61
Net operating profit	$202	$177	14%
Operating margin %	70%	70%
Net operating margin %	52%	52%
1 2024 includes IHS Markit merger costs of $1 million and employee severance charges of $1 million. 2023 includes a gain on disposition of $4 million, employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2024 and 2023 also include amortization of intangibles from acquisitions of $9 million.

Revenue at Indices increased 14% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds and higher exchange-traded derivative revenue driven by continued strength in trading volume. Ending AUM for ETFs increased 34% to $3.655 trillion compared to March 31, 2023 and average levels of AUM for ETFs increased 27% to $3.411 trillion compared to the three months ended March 31, 2023. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 14%. Excluding the impact of a gain on dispositions in 2023 of 1 percentage point, operating profit increased 15% due to revenue growth partially offset by an increase in strategic investments and higher compensation costs driven by annual merit increases. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

For a further discussion of competitive and other risks inherent in our Indices business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,544 million as of March 31, 2024, an increase of $253 million from December 31, 2023.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2024	2023	% Change
Net cash provided by (used for):
Operating activities	$948	$594	60%
Investing activities	$(20)	$(253)	(92)%
Financing activities	$(657)	$(230)	N/M

In the first three months of 2024, free cash flow increased $363 million to $851 million compared to $488 million in the first three months of 2023. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities increased $354 million to $948 million for the first three months of 2024. The increase is mainly due to higher operating results and proceeds received from the termination of interest rate swaps in 2024, partially offset by higher compensation payments in 2024.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $20 million for the first three months of 2024 compared to $253 million in the first three months of 2023, primarily due to cash used for the acquisitions of Market Scan Information Systems, Inc., ChartIQ and TruSight Solutions LLC in 2023. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $427 million to $657 million for the first three months of 2024. The increase is primarily attributable to higher proceeds received from commercial paper borrowings in 2023.

During the three months ended March 31, 2024, we purchased a total of 1.0 million shares for $500 million of cash. During the three months ended March 31, 2023, we purchased a total of 1.1 million shares for $500 million of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of March 31, 2024, there was $250 million of commercial paper outstanding. As of December 31, 2023, we had no commercial paper outstanding.

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

Summarized results of operations for the three months ended March 31, 2024 are as follows:

(in millions)	2024
Revenue	$959
Operating Profit	688
Net Income	1,598
Net income attributable to S&P Global Inc.	1,598

Summarized balance sheet information as of March 31, 2024 and December 31, 2023 is as follows:

(in millions)	March 31,	December 31,
	2024	2023
Current assets (excluding intercompany from Non-Obligor Group)	$1,353	$1,303
Non-current assets	982	1,005
Current liabilities (excluding intercompany to Non-Obligor Group)	1,350	1,184
Non-current liabilities	11,842	11,864
Intercompany payables to Non-Obligor Group	14,211	14,185

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

(in millions)	2024	2023	% Change
Cash provided by operating activities	$948	$594	60%
Capital expenditures	(24)	(28)
Distributions to noncontrolling interest holders	(73)	(78)
Free cash flow	$851	$488	75%

(in millions)	2024	2023	% Change
Cash used for investing activities	(20)	(253)	(92)%
Cash used for financing activities	(657)	(230)	N/M

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
•the Company’s exposure to potential criminal sanctions or civil penalties for noncompliance with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which it operates, including sanctions laws relating to countries such as Iran, Russia and Venezuela, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;
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

The factors noted above are not exhaustive. The Company and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as required by applicable law. Further information about the Company’s businesses, including information about factors that could materially affect its results of operations and financial condition, is contained in the Company’s filings with the SEC, including Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and held cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2023, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed so that information required to be disclosed in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and Interim CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. Risk Factors

For a discussion of our risk factors please see Item 1A, Risk Factors in our most recent Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the first quarter of 2024, we received 1.2 million shares, which included 0.2 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on November 13, 2023 and 1.0 million shares received from our ASR agreement that we entered into on February 12, 2024. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of March 31, 2024, 17.4 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2024 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2024	1,085	$436.52	—	18.7 million
February 1 — February 29, 2024 [1,2]	1,296,527	435.17	1,224,797	17.4 million
March 1 — March 31, 2024	36,281	422.33	—	17.4 million
Total — Quarter [1,2]	1,333,893	$433.83	1,224,797	17.4 million

1 Includes 0.2 million shares received from the conclusion of our ASR agreement that we entered into on November 13, 2023.

2 Includes 1.0 million shares received from the initiation of our ASR agreement that we entered into on February 12, 2024. Average price paid per share information does not include this accelerated share repurchase transaction.

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

During the first quarter of 2024, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the first quarter of 2024, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of 2024.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*	Form of 2024 Performance Share Unit Award Terms and Conditions

(10.2)*	Form of 2024 Performance Share Unit Award Terms and Conditions (Termination Acceleration)

(10.3)*	Form of 2024 Restricted Stock Unit Award Terms and Conditions

(10.4)*	Form of 2024 Restricted Stock Unit Award Terms and Conditions (Termination Acceleration)

(10.5)*†	Form of S&P Dow Jones Indices 2024 Long-Term Cash Incentive Compensation Plan

(10.6)*	Registrant's Management Severance Plan, as amended and restated effective as of February 29, 2024

(10.7)*
Amendment No. 1 to Registrant's 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2023, effective as of January 1, 2024, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2023

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
† Pursuant to Item 601(b)(10) of Regulation S-K, portions of the exhibit have been omitted. The registrant hereby agrees to furnish an unredacted copy of the exhibit to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	April 25, 2024	By:	/s/ Christopher F. Craig
Christopher F. Craig
Interim Chief Financial Officer and Senior Vice President, Controller and Chief Accounting Officer