Form 10-Q
period 2024-06-30
S&P Global Inc.
filed 2024-07-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 19, 2024 (latest practicable date), 313.0 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global, Inc. and subsidiaries (the Company) as of June 30, 2024, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$3,549	$3,101	$7,040	$6,261
Expenses:
Operating-related expenses	1,085	1,026	2,204	2,114
Selling and general expenses	734	771	1,439	1,476
Depreciation	25	24	48	49
Amortization of intangibles	266	261	531	522
Total expenses	2,110	2,082	4,222	4,161
Loss on dispositions, net	—	119	—	69
Equity in income on unconsolidated subsidiaries	(13)	(11)	(19)	(25)
Operating profit	1,452	911	2,837	2,056
Other income, net	(3)	(11)	(13)	—
Interest expense, net	77	88	156	174
Income before taxes on income	1,378	834	2,694	1,882
Provision for taxes on income	293	259	540	447
Net income	1,085	575	2,154	1,435
Less: net income attributable to noncontrolling interests	(74)	(64)	(152)	(130)
Net income attributable to S&P Global Inc.	$1,011	$511	$2,002	$1,305

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.23	$1.60	$6.39	$4.08
Diluted	$3.23	$1.60	$6.38	$4.07
Weighted-average number of common shares outstanding:
Basic	313.0	319.3	313.3	320.3
Diluted	313.2	319.8	313.6	320.9

Actual shares outstanding at period end			313.0	318.2
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$1,085	$575	$2,154	$1,435

Other comprehensive income:
Foreign currency translation adjustments	(6)	30	(78)	73
Income tax effect	(4)	5	(11)	8
	(10)	35	(89)	81

Pension and other postretirement benefit plans	(5)	(12)	(5)	(12)
Income tax effect	2	3	2	4
	(3)	(9)	(3)	(8)

Unrealized gain on cash flow hedges	—	28	20	—
Income tax effect	—	(6)	(4)	—
	—	22	16	—

Comprehensive income	1,072	623	2,078	1,508
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(6)	(6)	(14)	(11)
Less: comprehensive income attributable to redeemable noncontrolling interests	(68)	(58)	(138)	(119)
Comprehensive income attributable to S&P Global Inc.	$998	$559	$1,926	$1,378

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,038	$1,290
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts: 2024 - $53; 2023 - $54	2,709	2,826
Prepaid and other current assets	832	1,026
Assets of a business held for sale	62	—
Total current assets	5,642	5,143
Property and equipment, net of accumulated depreciation: 2024 - $805; 2023 - $794	248	258
Right of use assets	372	379
Goodwill	34,975	34,850
Other intangible assets, net	17,099	17,398
Equity investments in unconsolidated subsidiaries	1,795	1,787
Other non-current assets	825	774
Total assets	$60,956	$60,589
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$477	$557
Accrued compensation and contributions to retirement plans	583	906
Short-term debt	4	47
Income taxes currently payable	180	121
Unearned revenue	3,406	3,461
Other current liabilities	837	1,033
Liabilities of a business held for sale	13	—
Total current liabilities	5,500	6,125
Long-term debt	11,401	11,412
Lease liabilities — non-current	515	541
Pension and other postretirement benefits	196	199
Deferred tax liability — non-current	3,540	3,690
Other non-current liabilities	820	522
Total liabilities	21,972	22,489
Redeemable noncontrolling interests (Note 8)	4,014	3,800
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2024 and 2023 415 million shares	415	415
Additional paid-in capital	44,407	44,231
Retained income	19,957	18,728
Accumulated other comprehensive loss	(839)	(763)
Less: common stock in treasury	(29,059)	(28,411)
Total equity — controlling interests	34,881	34,200
Total equity — noncontrolling interests	89	100
Total equity	34,970	34,300
Total liabilities and equity	$60,956	$60,589

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net income	$2,154	$1,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	48	49
Amortization of intangibles	531	522
Provision for losses on accounts receivable	29	12
Deferred income taxes	(162)	(384)
Stock-based compensation	82	97
Loss on dispositions, net	—	69
Other	105	44
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	106	(44)
Prepaid and other current assets	(25)	(164)
Accounts payable and accrued expenses	(328)	(93)
Unearned revenue	(74)	39
Other current liabilities	(210)	(305)
Net change in prepaid/accrued income taxes	241	123
Net change in other assets and liabilities	7	(37)
Cash provided by operating activities	2,504	1,363
Investing Activities:
Capital expenditures	(56)	(59)
Acquisitions, net of cash acquired	(261)	(286)
Proceeds from dispositions, net	(4)	1,002
Changes in short-term investments	2	(1)
Cash (used for) provided by investing activities	(319)	656
Financing Activities:
Additions to short-term debt, net	—	552
Payments on senior notes	(47)	—
Dividends paid to shareholders	(572)	(578)
Distributions to noncontrolling interest holders, net	(133)	(140)
Contingent consideration payments	(104)	(8)
Repurchase of treasury shares	(500)	(1,501)
Exercise of stock options	4	7
Employee withholding tax on share-based payments	(53)	(79)
Cash used for financing activities	(1,405)	(1,747)
Effect of exchange rate changes on cash	(32)	3
Net change in cash, cash equivalents, and restricted cash	748	275
Cash, cash equivalents, and restricted cash at beginning of period	1,291	1,287
Cash, cash equivalents, and restricted cash at end of period	$2,039	$1,562

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2024	$415	$44,295	$19,433	$(825)	$28,991	$34,327	$97	$34,424
Comprehensive income [1]			1,011	(13)		998	6	1,004
Dividends (Dividend declared per common share — $0.91 per share)			(286)			(286)	(11)	(297)
Share repurchases		75			75	—		—
Employee stock plans		37			(7)	44		44
Change in redemption value of redeemable noncontrolling interests			(202)			(202)		(202)
Other			1	(1)		—	(3)	(3)
Balance as of June 30, 2024	$415	$44,407	$19,957	$(839)	$29,059	$34,881	$89	$34,970

Three Months Ended June 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2023	$415	$44,329	$18,171	$(861)	$25,779	$36,275	$95	$36,370
Comprehensive income [1]			511	48		559	6	565
Dividends (Dividend declared per common share — $0.90 per share)			(290)			(290)	(9)	(299)
Share repurchases		(50)			951	(1,001)		(1,001)
Employee stock plans		16			(24)	40		40
Change in redemption value of redeemable noncontrolling interests			(117)			(117)		(117)
Adjustment to noncontrolling interest		(2)				(2)		(2)
Other			4			4	(1)	3
Balance as of June 30, 2023	$415	$44,293	$18,279	$(813)	$26,706	$35,468	$91	$35,559

Six Months Ended June 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
Comprehensive income [1]			2,002	(76)		1,926	14	1,940
Dividends (Dividend declared per common share — $1.82 per share)			(572)			(572)	(11)	(583)
Share repurchases		195			695	(500)		(500)
Employee stock plans		(19)			(47)	28		28
Change in redemption value of redeemable noncontrolling interests			(203)			(203)		(203)
Other			2			2	(14)	(12)
Balance as of June 30, 2024	$415	$44,407	$19,957	$(839)	$29,059	$34,881	$89	$34,970

Six Months Ended June 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			1,305	73		1,378	11	1,389
Dividends (Dividend declared per common share — $1.80 per share)			(578)			(578)	(9)	(587)
Share repurchases					1,501	(1,501)		(1,501)
Employee stock plans		(127)			(142)	15		15
Change in redemption value of redeemable noncontrolling interests			(237)			(237)		(237)
Adjustment to noncontrolling interest		(2)				(2)		(2)
Other			5			5		5
Balance as of June 30, 2023	$415	$44,293	$18,279	$(813)	$26,706	$35,468	$91	$35,559

1Excludes comprehensive income of $68 million and $58 million for the three months ended June 30, 2024 and 2023, respectively, and $138 million and $119 million for the six months ended June 30, 2024 and 2023, respectively, attributable to our redeemable noncontrolling interests.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $1 million as of June 30, 2024 and December 31, 2023.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2024 and December 31, 2023, contract assets were $83 million and $75 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at June 30, 2024 compared to December 31, 2023 is primarily driven by $2.4 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.1 billion. We expect to recognize revenue on approximately sixty percent and eighty-five percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $261 million and $234 million as of June 30, 2024 and December 31, 2023, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Equity in Income on Unconsolidated Subsidiaries

The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company's business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Our share of earnings or losses are recognized in Equity in income on unconsolidated subsidiaries in our consolidated statements of income.

Other Income, net

The components of other income, net for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2024	2023	2024	2023
Other components of net periodic benefit cost	$(6)	$(6)	$(12)	$(12)
Net loss (gain) from investments	3	(5)	(1)	12
Other income, net	$(3)	$(11)	$(13)	$—

2.    Acquisitions and Divestitures

Acquisitions

2024

On May 1, 2024, we completed the acquisition of Visible Alpha, the financial technology provider of deep industry and segment consensus data creating a premium offering of fundamental investment research capabilities on Market Intelligence’s Capital IQ Pro platform. The acquisition is part of our Market Intelligence segment and further enhances the depth and breadth of the overall Visible Alpha and S&P Capital IQ Pro offering. The acquisition of Visible Alpha is not material to our consolidated financial statements.

On May 14, 2024, we completed the acquisition of World Hydrogen Leaders, a globally-recognized portfolio of hydrogen-related conferences and events, digital training and market intelligence. The acquisition is part of our Commodity Insight’s segment and complements Commodity Insights global conference business and provides customers with full coverage of the hydrogen and derivative value chain alongside Energy Transition and Sustainability solutions, including hydrogen price assessments, emission factors and market research. The acquisition of World Hydrogen Leaders is not material to our consolidated financial statements.

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

Divestitures

2024

On July 26, 2024, we entered into an agreement to sell Fincentric, formerly known as Markit Digital. This agreement follows our announced intent to explore strategic opportunities for Fincentric in February of 2024. Fincentric is S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric joined S&P Global through the merger with IHS Markit and is part of our Market Intelligence segment. The assets and liabilities of Fincentric were classified as held for sale in our consolidated balance sheet as of June 30, 2024. This transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the third quarter of 2024. The anticipated divestiture of Fincentric is not expected to be material to our consolidated financial statements.

2023

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which resulted in approximately $750 million in after-tax proceeds. During the three months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss on dispositions, net and disposition-related costs of $3 million in selling and general expenses in the consolidated statement of income ($189 million after-tax, net of a release of a deferred tax liability of $101 million) related to the sale of Engineering Solutions. During the six months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss on dispositions, net and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the three months ended March 31, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) in Loss on dispositions, net related to the sale of a family of leveraged loan indices in our Indices segment.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	June 30	December 31,
	2024 [1]	2023
Accounts Receivable, net	$14	$—
Goodwill	46	—
Other assets	1	—
Deferred tax asset	1
Assets of a business held for sale	$62	$—

Accounts payable and accrued expenses	$10	$—
Unearned revenue	3	—
Liabilities of a business held for sale	$13	$—
1 Assets and liabilities held for sale as of June 30, 2024 relate to Fincentric.

The operating profit (loss) of our businesses that were held for sale or disposed of for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2024	2023	2024	2023
Operating profit (loss) [2]	$(1)	$3	$(4)	$19
2 The operating profit (loss) presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The three and six months ended June 30, 2023 excludes a pre-tax loss related to the sale of Engineering Solutions of $120 million.

3.    Income Taxes

The effective income tax rate was 21.3% and 20.1% for the three and six months ended June 30, 2024, respectively, and 31.1% and 23.8% for the three and six months ended June 30, 2023, respectively. The higher 2023 rates are primarily due to the tax charge on divestitures and change in mix of income by jurisdiction.

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

The Company is subject to tax examinations in various jurisdictions. As of June 30, 2024 and December 31, 2023, the total amount of federal, state and local, and foreign unrecognized tax benefits was $255 million and $230 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2024 and December 31, 2023, we had $58 million and $50 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $12 million in the next twelve months as a result of the resolution of local tax examinations.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	June 30, 2024	December 31, 2023
3.625% Senior Notes, due 2024 [1]	—	47
4.75% Senior Notes, due 2025 [2]	4	4
4.0% Senior Notes, due 2026 [3]	3	3
2.95% Senior Notes, due 2027 [4]	498	497
2.45% Senior Notes, due 2027 [5]	1,241	1,240
4.75% Senior Notes, due 2028 [6]	804	810
4.25% Senior Notes, due 2029 [7]	1,010	1,016
2.5% Senior Notes, due 2029 [8]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [9]	1,237	1,236
1.25% Senior Notes, due 2030 [10]	595	595
2.90% Senior Notes, due 2032 [11]	1,476	1,474
5.25% Senior Notes, due 2033 [12]	743	743
6.55% Senior Notes, due 2037 [13]	291	291
4.5% Senior Notes, due 2048 [14]	272	272
3.25% Senior Notes, due 2049 [15]	590	590
3.70% Senior Notes, due 2052 [16]	975	975
2.3% Senior Notes, due 2060 [17]	683	683
3.9% Senior Notes, due 2062 [18]	486	486
Total debt	11,405	11,459
Less: short-term debt including current maturities	4	47
Long-term debt	$11,401	$11,412
1     We made a $47 million repayment of our 3.625% senior note in the second quarter of 2024.
2     Interest payments are due semiannually on February 15 and August 15.
3     Interest payments are due semiannually on March 1 and September 1.
4    Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2024, the unamortized debt discount and issuance costs total $2 million.

5    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2024, the unamortized debt discount and issuance costs total $9 million.
6     Interest payments are due semiannually on February 1 and August 1.
7 Interest payments are due semiannually on May 1 and November 1.
8    Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2024, the unamortized debt discount and issuance costs total $3 million.
9    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2024, the unamortized debt discount and issuance costs total $13 million.
10    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2024, the unamortized debt discount and issuance costs total $5 million.
11 Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2024, the unamortized debt discount and issuance costs total $24 million.
12 Interest payments are due semiannually on March 15 and September 15, beginning on March 15, 2024, and as of June 30, 2024, the unamortized debt discount and issuance costs total $7 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2024, the unamortized debt discount and issuance costs total $2 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2024, the unamortized debt discount and issuance costs total $11 million.
15 Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2024, the unamortized debt discount and issuance costs total $10 million.
16    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2024, the unamortized debt discount and issuance costs total $25 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2024, the unamortized debt discount and issuance costs total $17 million.
18    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2024, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $9.9 billion and $10.3 billion as of June 30, 2024 and December 31, 2023, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of June 30, 2024 and December 31, 2023, we had no outstanding commercial paper.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates and held cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2023, we held a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2024 and twelve months ended December 31, 2023, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of June 30, 2024 and December 31, 2023, the aggregate notional value of these outstanding forward contracts was $2.2 billion and $2.6 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other current assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets as of June 30, 2024 and December 31, 2023 was $10 million and $69 million, respectively. The amount recorded in other current liabilities as of June 30, 2024 and December 31, 2023 was $22 million and $1 million, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $9 million and $46 million for the three and six months ended June 30, 2024, respectively, and a net gain of $29 million and $58 million for the three and six months ended June 30, 2023, respectively.

Net Investment Hedges

As of June 30, 2024 and December 31, 2023, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029 and 2030. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $1.5 billion as of June 30, 2024 and December 31, 2023. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and six months ended June 30, 2024 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $8 million and $15 million for the three and six months ended June 30, 2024, respectively, and net interest income of $6 million and $12 million for the three and six months ended June 30, 2023, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the six months ended June 30, 2024 and the twelve months ended December 31, 2023, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2026 and the fourth quarter of 2025, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of June 30, 2024, we estimate that $5 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of June 30, 2024 and December 31, 2023, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $547 million and $529 million, respectively.

Interest Rate Swaps

In the first quarter of 2023, we terminated our interest rate swap contracts with an aggregate notional value of $813 million and received net proceeds of $155 million upon termination. These contracts were designated as cash flow hedges and were scheduled to mature beginning in the first quarter of 2027. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the gain of $155 million was recorded in accumulated other comprehensive loss in our consolidated balance sheet. The gain will be recognized into interest expense, net over the term which related interest payments will be made when we enter into anticipated future debt refinancing.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of June 30, 2024 and December 31, 2023:

(in millions)		June 30,	December 31
Balance Sheet Location		2024	2023
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$6	$9
Other current liabilities	Foreign exchange forward contracts	$—	$2
Other non-current assets	Interest rate swap contracts	$—	$134
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$133	$—
Other non-current liabilities	Cross currency swaps	$100	$14
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2024	2023		2024	2023
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$—	$4	Revenue, Selling and general expenses	$2	$2
Interest rate swap contracts	$—	$25	Interest expense, net	$—	$(1)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$16	$(22)	Interest expense, net	$(1)	$(1)
Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2024	2023		2024	2023
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(1)	$9	Revenue, Selling and general expenses	$4	$3
Interest rate swap contracts	$21	$(9)	Interest expense, net	$—	$(2)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$46	$(31)	Interest expense, net	$(2)	$(2)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2024	2023	2024	2023
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$5	$4	$5	$—
Change in fair value, net of tax	2	5	4	10
Reclassification into earnings, net of tax	(2)	(2)	(4)	(3)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$5	$7	$5	$7

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$100	$23	$84	$48
Change in fair value, net of tax	—	17	16	(9)
Reclassification into earnings, net of tax	—	1	—	2
Net unrealized gains on cash flow hedges, net of taxes, end of period	$100	$41	$100	$41

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$2	$49	$(21)	$56
Change in fair value, net of tax	11	(18)	33	(26)
Reclassification into earnings, net of tax	1	1	2	2
Net unrealized gains on net investment hedges, net of taxes, end of period	$14	$32	$14	$32
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2024	2023	2024	2023
Service cost	$1	$1	$1	$1
Interest cost	$17	$19	35	37
Expected return on assets	(24)	(25)	(49)	(50)
Amortization of prior service credit / actuarial loss	1	—	2	1
Net periodic benefit cost	$(5)	$(5)	$(11)	$(11)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2024 and 2023.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans which became effective on January 1, 2024. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2024 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2024, we contributed $5 million to our retirement plans and expect to make additional required contributions of approximately $6 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the second half of 2024.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the six months ended June 30, 2024 and 2023, total stock-based compensation expense related to restricted stock and other stock-based awards was $82 million and $97 million, respectively. During the six months ended June 30, 2024, the Company granted 0.4 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $423.01 per share. Total unrecognized compensation expense related to unvested equity awards as of June 30, 2024 was $253 million, which is expected to be recognized over a weighted average period of 1.4 years.

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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2024, 17.2 million shares remained available under the 2022 Repurchase Program. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

The terms of each ASR agreement entered into during the six months ended June 30, 2024 and 2023, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 12, 2024 [1]	April 12, 2024	1.0	0.2	1.2	$421.05	$500
May 8, 2023 [2]	August 4, 2023	2.5	0.1	2.6	$384.75	$1,000
February 13, 2023 [3]	May 5, 2023	1.1	0.3	1.4	$341.95	$500
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
3 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company's common stock on February 13, 2023 when the Company received an initial delivery of 1.1 million shares from the ASR program. We completed the ASR agreement on May 5, 2023 and received an additional 0.3 million shares. The ASR agreement was executed under our 2022 Repurchase Program

During the six months ended June 30, 2024, we received 1.4 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 ASR agreement. During the six months ended June 30, 2024, we purchased a total of 1.2 million shares for $500 million of cash. During the six months ended June 30, 2023, we received 4.3 million shares, including 0.4 million shares received in February of 2023 related to our December 2, 2022 ASR agreement. During the six months ended June 30, 2023, we purchased a total of 3.9 million shares for $1.5 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interests during the six months ended June 30, 2024 were as follows:

(in millions)
Balance as of December 31, 2023	$3,800
Net income attributable to redeemable noncontrolling interests	138
Distributions payable to redeemable noncontrolling interests	(127)
Redemption value adjustment	203
Balance as of June 30, 2024	$4,014

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2024:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(487)		$(362)		$86		$(763)
Other comprehensive income (loss) before reclassifications	(91)	1	(5)		20		(76)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	2		2	2	(4)	3	—
Net other comprehensive income (loss)	(89)		(3)		16		(76)
Balance as of June 30, 2024	$(576)		$(365)		$102		$(839)

1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the six months ended June 30, 2024. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2024	2023	2024	2023
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$1,011	$511	$2,002	$1,305

Basic weighted-average number of common shares outstanding	313.0	319.3	313.3	320.3
Effect of stock options and other dilutive securities	0.2	0.5	0.3	0.6
Diluted weighted-average number of common shares outstanding	313.2	319.8	313.6	320.9

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.23	$1.60	$6.39	$4.08
Diluted	$3.23	$1.60	$6.38	$4.07

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded when the necessary vesting conditions have not been met or when a net loss exists. For the three and six months ended June 30, 2024 and 2023, there were no stock options excluded. Restricted performance shares outstanding of 0.9 million and 0.8 million as of June 30, 2024 and 2023, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2024 and 2023 restructuring plans consisted of a company-wide workforce reduction of approximately 389 and 1,050 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2024 by segment is as follows:

	2024 Restructuring Plan		2023 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$35	$17	$90	$32
Ratings	1	1	10	2
Commodity Insights	—	—	26	8
Mobility	6	6	9	4
Indices	1	1	5	1
Corporate	2	1	43	15
Total	$45	$26	$183	$62

We recorded a pre-tax restructuring charge of $45 million primarily related to employee severance charges for the 2024 restructuring plan during the six months ended June 30, 2024 and have reduced the reserve by $19 million. The ending reserve balance for the 2023 restructuring plan was $152 million as of December 31, 2023. For the six months ended June 30, 2024, we have reduced the reserve for the 2023 restructuring plan by $90 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have five reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other income, net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

A summary of operating results for the periods ended June 30 is as follows:

Revenue	Three Months		Six Months
(in millions)	2024	2023	2024	2023
Market Intelligence	$1,155	$1,079	$2,297	$2,150
Ratings	1,135	851	2,197	1,675
Commodity Insights	516	462	1,075	970
Mobility	400	369	786	727
Indices	389	348	776	689
Engineering Solutions	—	33	—	133
Intersegment elimination [1]	(46)	(41)	(91)	(83)
Total revenue	$3,549	$3,101	$7,040	$6,261

Operating Profit	Three Months		Six Months
(in millions)	2024	2023	2024	2023
Market Intelligence [2]	$230	$176	$419	$404
Ratings [3]	725	486	1,404	962
Commodity Insights [4]	206	156	432	343
Mobility [5]	80	68	151	133
Indices [6]	263	226	534	464
Engineering Solutions [7]	—	4	—	19
Total reportable segments	1,504	1,116	2,940	2,325
Corporate Unallocated expense [8]	(65)	(216)	(122)	(294)
Equity in Income on Unconsolidated Subsidiaries [9]	13	11	19	25
Total operating profit	$1,452	$911	$2,837	$2,056

1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for the three and six months ended June 30, 2024 includes a net acquisition-related benefit of $11 million and $8 million, respectively, IHS Markit merger costs of $9 million and $20 million, respectively, and employee severance charges of $4 million and $35 million, respectively. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $16 million and $22 million, respectively, IHS Markit merger costs of $12 million and $25 million, respectively, and an asset impairment of $5 million. Operating profit for the six months ended June 30, 2023 includes a gain on disposition of $46 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $147 million and $140 million for the three months ended June 30, 2024 and 2023, respectively, and $288 million and $281 million for the six months ended June 30, 2024 and 2023, respectively.
3Operating profit for the three and six months ended June 30, 2024 includes legal costs of $20 million. Operating profit for the six months ended June 30, 2024 also includes employee severance charges of $2 million. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $4 million and $5 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2024 and 2023, and $9 million and $4 million for the six months ended June 30, 2024 and 2023, respectively.
4Operating profit for the three and six months ended June 30, 2024 includes IHS Markit merger costs of $5 million and $10 million, respectively, an asset write-off of $1 million and disposition-related costs of $1 million. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $14 million and $15 million, respectively, and IHS Markit merger costs of $8 million and $20 million respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $32 million and $33 million for the three months ended June 30, 2024 and 2023, respectively, and $65 million and $66 million for the six months ended June 30, 2024 and 2023, respectively.
5Operating profit for the three and six months ended June 30, 2024 includes employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $3 million and $4 million, respectively, and acquisition-related costs of $1 million. Operating profit for the six months ended June 30, 2023 includes IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended June 30, 2024 and 2023, and $151 million and $150 million for the six months ended June 30, 2024 and 2023, respectively.
6Operating profit for the three and six months ended June 30, 2024 includes IHS Markit merger costs of $2 million and $3 million, respectively, and a loss on disposition of $1 million. Operating profit for the six months ended June 30, 2024 includes employee severance charges of $1 million. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $2 million and $3 million, respectively, and IHS Markit merger costs of $1 million and $2 million, respectively. Operating profit for the six months ended June 30, 2023 includes a gain on disposition of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended June 30, 2024 and 2023, and $18 million for the six months ended June 30, 2024 and 2023.
7As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date. Operating profit for the six months ended June 30, 2023 includes amortization of intangibles from acquisitions of $1 million.
8Corporate Unallocated expense for the three and six months ended June 30, 2024 includes IHS Markit merger costs of $20 million and $38 million, respectively, acquisition-related costs of $6 million and $7 million, respectively, disposition-related costs of $2 million and $3 million, respectively, and a gain on disposition of $2 million. Corporate Unallocated expense for the six months ended June 30, 2024 includes employee severance charges of $2 million and recovery of lease-related costs of $1 million. Corporate Unallocated expense for the three and six months ended June 30, 2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $30 million and $66 million, respectively, lease impairments of $15 million, employee severance charges of $12 million and $14 million, respectively, disposition-related costs of $3 million and $16 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2024 and 2023, and $1 million and $2 million for the six months ended June 30, 2024 and 2023, respectively.
9Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $14 million for the three months months ended June 30, 2024 and 2023, and $28 million for the six months ended June 30, 2024 and 2023.

The following table presents our revenue disaggregated by revenue type for the periods ended June 30:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Three Months Ended June 30, 2024
Subscription	$965	$—	$459	$323	$74	$—	$—	$1,821
Non-subscription / Transaction	43	626	31	77	—	—	—	777
Non-transaction	—	509	—	—	—	—	(46)	463
Asset-linked fees	—	—	—	—	245	—	—	245
Sales usage-based royalties	—	—	26	—	70	—	—	96
Recurring variable revenue	147	—	—	—	—	—	—	147
Total revenue	$1,155	$1,135	$516	$400	$389	$—	$(46)	$3,549

Timing of revenue recognition
Services transferred at a point in time	$43	$626	$31	$77	$—	$—	$—	$777
Services transferred over time	1,112	509	485	323	389	—	(46)	2,772
Total revenue	$1,155	$1,135	$516	$400	$389	$—	$(46)	$3,549

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Six Months Ended June 30, 2024
Subscription	$1,912	$—	$909	$635	$144	$—	$—	$3,600
Non-subscription / Transaction	97	1,207	115	151	—	—	—	1,570
Non-transaction	—	990	—	—	—	—	(91)	899
Asset-linked fees	—	—	—	—	489	—	—	489
Sales usage-based royalties	—	—	51	—	143	—	—	194
Recurring variable revenue	288	—	—	—	—	—	—	288
Total revenue	$2,297	$2,197	$1,075	$786	$776	$—	$(91)	$7,040

Timing of revenue recognition
Services transferred at a point in time	$97	$1,207	$115	$151	$—	$—	$—	$1,570
Services transferred over time	2,200	990	960	635	776	—	(91)	5,470
Total revenue	$2,297	$2,197	$1,075	$786	$776	$—	$(91)	$7,040

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Three Months Ended June 30, 2023
Subscription	$910	$—	$420	$292	$70	$31	$—	$1,723
Non-subscription / Transaction	39	383	24	77	—	2	—	525
Non-transaction	—	468	—	—	—	—	(41)	427
Asset-linked fees	—	—	—	—	211	—	—	211
Sales usage-based royalties	—	—	18	—	67	—	—	85
Recurring variable revenue	130	—	—			—		130
Total revenue	$1,079	$851	$462	$369	$348	$33	$(41)	$3,101

Timing of revenue recognition
Services transferred at a point in time	$39	$383	$24	$77	$—	$2	$—	$525
Services transferred over time	1,040	468	438	292	348	31	(41)	2,576
Total revenue	$1,079	$851	$462	$369	$348	$33	$(41)	$3,101

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Six Months Ended June 30, 2023
Subscription	$1,800	$—	$829	$573	$136	$125	$—	$3,463
Non-subscription / Transaction	95	761	104	154	—	8	—	1,122
Non-transaction	—	914	—	—	—	—	(83)	831
Asset-linked fees	—	—	—	—	420	—	—	420
Sales usage-based royalties	—	—	37	—	133	—	—	170
Recurring variable revenue	255	—	—	—	—	—	—	255
Total revenue	$2,150	$1,675	$970	$727	$689	$133	$(83)	$6,261

Timing of revenue recognition
Services transferred at a point in time	$95	$761	$104	$154	$—	$8	$—	$1,122
Services transferred over time	2,055	914	866	573	689	125	(83)	5,139
Total revenue	$2,150	$1,675	$970	$727	$689	$133	$(83)	$6,261
1 As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.
2 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2024	2023	2024	2023
U.S.	$2,151	$1,865	$4,301	$3,791
European region	830	703	1,605	1,414
Asia	368	342	724	679
Rest of the world	200	191	410	377
Total	$3,549	$3,101	$7,040	$6,261

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of June 30, 2024 and December 31, 2023:

(in millions)		June 30,	December 31,
Balance Sheet Location		2024	2023
Assets
Right of use assets	Lease right of use assets	$372	$379
Liabilities
Other current liabilities	Current lease liabilities	107	105
Lease liabilities — non-current	Non-current lease liabilities	515	541
The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2024	2023	2024	2023
Operating lease cost	$32	$36	$66	$66
Sublease income	(4)	(5)	(8)	(9)
Total lease cost	$28	$31	$58	$57

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2024	2023	2024	2023
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$34	$38	$69	$77

Right of use assets obtained in exchange for lease obligations
Operating leases	31	—	42	—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	5.8	6.0
Weighted-average discount rate	3.78%	3.46%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2024 (Excluding the six months ended June 30, 2024)	$70
2025	123
2026	116
2027	108
2028	87
2029 and beyond	233
Total undiscounted lease payments	$737
Less: Imputed interest	115
Present value of lease liabilities	$622

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2024, S&P Dow Jones Indices LLC earned $48 million and $96 million, respectively, of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2023, S&P Dow Jones Indices LLC earned $45 million and $89 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Moreover, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities, antitrust matters and other matters, such as ESG. For example, as a nationally recognized statistical rating organization ("NRSRO") registered with the SEC under Section 15E of the Exchange Act, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. S&P Global Ratings is currently in advanced discussions with the SEC staff in an effort to resolve an investigation concerning S&P Global Ratings’ compliance with record retention requirements relating to electronic business communications sent or received via electronic messaging channels. There can be no assurance that these discussions will lead to a resolution of the investigation. As has been publicly reported, the SEC has undertaken similar investigations across various industries, including other NRSROs. Although S&P Global seeks to promptly address any compliance issues that it detects or that the staff of the SEC or another regulator raises, there can be no assurance that the SEC or another regulator will not seek remedies against S&P Global for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2024. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2023 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Six Months Ended June 30, 2024 and 2023
•Liquidity and Capital Resources
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
Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2024	2023	% Change [1]	2024	2023	% Change [1]
Revenue	$3,549	$3,101	14%	$7,040	$6,261	12%
Operating profit [2]	$1,452	$911	59%	$2,837	$2,056	38%
Operating margin %	41%	29%		40%	33%
Diluted earnings per share from net income	$3.23	$1.60	N/M	$6.38	$4.07	57%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

2 Operating profit for the three and six months ended June 30, 2024 includes legal costs of $20 million, IHS Markit merger costs of $36 million and $72 million, respectively, a net acquisition-related benefit of $4 million and net acquisition-related costs of $1 million, respectively, employee severance charges of $11 million and $46 million, respectively, disposition-related costs of $3 million and asset write-offs of $2 million. Operating profit for the six months ended June 30, 2024 includes recovery of lease-related costs of $1 million. Operating profit for the three and six months ended June 30, 2023 includes a loss on disposition of $120 million and $69 million, respectively, IHS Markit merger costs of $51 million and $115 million, respectively, employee severance charges of $51 million and $62 million, respectively, lease impairments of $15 million, an asset impairment of $5 million, disposition-related costs of $3 million and $16 million, respectively, and acquisition-related costs of $2 million and $3 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $281 million and $275 million for the three months ended June 30, 2024 and 2023, respectively, and $560 million and $550 million for the six months ended June 30, 2024 and 2023, respectively.

Three Months

Revenue increased 14% driven by increases at Ratings, Market Intelligence, Commodity Insights, Indices and Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. The increase at Ratings was driven by growth in both transaction revenue and non-transaction revenue. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue. The increase at Market Intelligence was primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, Market Intelligence Desktop products, and RatingsXpress®, RatingsDirect® within Credit & Risk Solutions. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Indices was primarily due to higher asset-linked fees revenue, higher data subscription revenue and higher exchange-traded derivative revenue.The increase at Mobility was primarily due to new business growth within the Dealer business and strong underwriting volumes within the Financial business. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 59%. Excluding the impact of a loss on disposition in 2023 of 23 percentage points, higher employee severance charges in 2023 of 8 percentage points, higher IHS Markit merger costs in 2023 of 3 percentage points, lease impairments in 2023 of 3 percentage points and an asset impairment in 2023 of 1 percentage point, partially offset by legal costs in 2024 of 4 percentage points and higher amortization of intangibles from acquisitions in 2024 of 1 percentage point, operating profit increased 26%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, increased incentives as a result of financial performance and higher technology costs. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months

Revenue increased 12% driven by increases at Ratings, Market Intelligence, Commodity Insights, Indices and Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. The increase at Ratings was driven by growth in both transaction revenue and non-transaction revenue. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue, an increase in new entity credit ratings revenue and higher Ratings Evaluation Service (“RES”) revenue. The increase at Market Intelligence was primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, Market Intelligence Desktop products, and RatingsXpress®, RatingsDirect® within Credit & Risk Solutions. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Indices was primarily due to higher asset-linked fees revenue, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Mobility was primarily due to new business growth within the Dealer business, strong underwriting volumes within the Financial business as well as the favorable impact of the acquisition of Market Scan in February of 2023. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 38%. Excluding the impact of loss on dispositions, net in 2023 of 8 percentage points, higher IHS Markit merger costs in 2023 of 5 percentage points, lease impairments in 2023 of 2 percentage points, higher disposition-related costs in 2023 of 2 percentage points, higher employee severance charges in 2023 of 1 percentage point and an asset impairment in 2023 of 1 percentage point, partially offset by legal costs in 2024 of 2 percentage points and higher amortization of intangibles from acquisitions in 2024 of 1 percentage point, operating profit increased 22%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, increased incentives as a result of financial performance and higher technology costs. Foreign exchange rates had a favorable impact of 2 percentage points.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Consolidated Review

(in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$3,549	$3,101	14%	$7,040	$6,261	12%
Total Expenses:
Operating-related expenses	1,085	1,026	6%	2,204	2,114	4%
Selling and general expenses	734	771	(5)%	1,439	1,476	(3)%
Depreciation and amortization	291	285	3%	579	571	1%
Total expenses	2,110	2,082	1%	4,222	4,161	1%
Loss on dispositions, net	—	119	N/M	—	69	N/M
Equity in income on unconsolidated subsidiaries	(13)	(11)	15%	(19)	(25)	(24)%
Operating profit	1,452	911	59%	2,837	2,056	38%
Other income, net	(3)	(11)	72%	(13)	—	N/M
Interest expense, net	77	88	(13)%	156	174	(11)%
Provision for taxes on income	293	259	13%	540	447	21%
Net income	1,085	575	89%	2,154	1,435	50%
Less: net income attributable to noncontrolling interests	(74)	(64)	(16)%	(152)	(130)	(17)%
Net income attributable to S&P Global Inc.	$1,011	$511	98%	$2,002	$1,305	53%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$3,549	$3,101	14%	$7,040	$6,261	12%

Subscription revenue	1,821	1,723	6%	3,600	3,463	4%
Non-subscription / transaction revenue	777	525	48%	1,570	1,122	40%
Non-transaction revenue	463	427	9%	899	831	8%
Asset-linked fees	245	211	16%	489	420	16%
Sales usage-based royalties	96	85	12%	194	170	14%
Recurring variable	147	130	13%	288	255	13%

% of total revenue:
Subscription revenue	51%	56%		51%	55%
Non-subscription / transaction revenue	22%	17%		22%	19%
Non-transaction revenue	13%	14%		13%	13%
Asset-linked fees	7%	7%		7%	7%
Sales usage-based royalties	3%	2%		3%	4%
Recurring variable	4%	4%		4%	2%

U.S. revenue	$2,151	$1,865	15%	$4,301	$3,791	13%
International revenue:
European region	830	703	18%	1,605	1,414	13%
Asia	368	342	8%	724	679	7%
Rest of the world	200	191	5%	410	377	9%
Total international revenue	$1,398	$1,236	13%	$2,739	$2,470	11%
% of total revenue:
U.S. revenue	61%	60%		61%	61%
International revenue	39%	40%		39%	39%

Three Months

Revenue increased 14% as compared to the three months ended June 30, 2023. Subscription revenue increased in the three month period primarily due to growth in work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, Market Intelligence Desktop products, and RatingsXpress®, RatingsDirect® within Credit & Risk Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and new business growth within the Dealer business and strong underwriting volumes within the Financial business at Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue. Asset linked fees increased at Indices primarily due to higher levels of assets under management (“AUM”) for ETFs and mutual funds. The increase in sales-usage based royalties was driven by the licensing of our proprietary market data to commodity exchanges at Commodity Insights and higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Revenue increased 12% as compared to the six months ended June 30, 2023. Subscription revenue increased in the six month period primarily due to growth in work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, Market Intelligence Desktop products, and RatingsXpress®, RatingsDirect® within Credit & Risk Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and new business growth within the Dealer business, strong underwriting volumes within the Financial business as well as the favorable impact of the acquisition of Market Scan in February of 2023 at Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue, an increase in new entity credit ratings revenue and higher RES revenue. Asset linked fees increased at Indices primarily due to higher levels of AUM for ETFs and mutual funds. The increase in sales-usage based royalties was driven by the licensing of our proprietary market data to commodity exchanges at Commodity Insights and higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.
Total Expenses
The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2024		2023		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$517	$250	$486	$269	6%	(7)%
Ratings [2]	255	146	236	120	8%	21%
Commodity Insights [3]	166	111	154	117	7%	(5)%
Mobility [4]	117	123	100	122	16%	2%
Indices [5]	59	56	58	54	1%	4%
Engineering Solutions	—	—	22	6	N/M	N/M
Intersegment eliminations [6]	(46)	—	(41)	—	(12)%	N/M
Total segments	1,068	686	1,015	688	5%	—%
Corporate Unallocated expense [7]	17	48	11	83	55%	(42)%
Total	$1,085	$734	$1,026	$771	6%	(5)%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2024, selling and general expenses include a net acquisition-related benefit of $11 million, IHS Markit merger costs of $9 million and employee severance charges of $4 million. In 2023, selling and general expenses include employee severance charges of $16 million, IHS Markit merger costs of $12 million and an asset impairment of $5 million.
2 In 2024, selling and general expenses include legal costs of $20 million. In 2023, selling and general expenses include employee severance charges of $4 million.
3 In 2024, selling and general expenses include IHS Markit merger costs of $5 million, an asset write-off of $1 million and disposition-related costs of $1 million. In 2023, selling and general expenses include employee severance charges of $14 million and IHS Markit merger costs of $8 million.
4 In 2024, selling and general expenses include employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. In 2023, selling and general expenses include employee severance charges of $3 million and acquisition-related costs of $1 million.
5 In 2024, selling and general expenses include IHS Markit merger costs of $2 million. In 2023, selling and general expenses include employee severance charges of $2 million and IHS Markit merger costs of $1 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2024, selling and general expenses include IHS Markit merger costs of $20 million, acquisition-related costs of $6 million and disposition-related costs of $2 million. In 2023, selling and general expenses include IHS Markit merger costs of $30 million, lease impairments of $15 million, employee severance charges of $12 million, disposition-related costs of $3 million and acquisition-related costs of $1 million.
Operating-Related Expenses

Operating-related expenses increased 6% primarily driven by higher compensation costs, increased incentives and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 5%. Excluding the impact of higher employee severance charges in 2023 of 6 percentage points, higher IHS Markit merger costs in 2023 of 2 percentage points, lease impairments in 2023 of 2 percentage points, a net acquisition-related benefit in 2024 of 1 percentage point and an asset impairment in 2023 of 1 percentage point, partially offset by legal costs in 2024 of 3 percentage points, selling and general expenses increased 4%. The increase was primarily driven by higher compensation costs, increased incentives and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Depreciation and Amortization

Depreciation and amortization increased 3% to $291 million primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

Six Months

(in millions)	2024		2023		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,040	$533	$974	$519	7%	3%
Ratings [2]	512	259	468	226	9%	15%
Commodity Insights [3]	359	216	337	221	7%	(2)%
Mobility [4]	235	242	200	239	18%	1%
Indices [5]	115	105	111	98	4%	7%
Engineering Solutions	—	—	85	27	N/M	N/M
Intersegment eliminations [6]	(91)	—	(83)	—	(9)%	N/M
Total segments	2,170	1,355	2,092	1,330	4%	2%
Corporate Unallocated expense [7]	34	84	22	146	58%	(42)%
Total	$2,204	$1,439	$2,114	$1,476	4%	(3)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 In 2024, selling and general expenses include a net acquisition-related benefit of $8 million, IHS Markit merger costs of $20 million and employee severance charges of $35 million. In 2023, selling and general expenses include IHS Markit merger costs of $25 million, employee severance charges of $22 million and an asset impairment of $5 million.
2 In 2024, selling and general expenses include legal costs of $20 million and employee severance charges of $2 million. In 2023, selling and general expenses include employee severance charges of $5 million, respectively.
3 In 2024, selling and general expenses include IHS Markit merger costs of $10 million, an asset write-off of $1 million and disposition-related costs of $1 million. In 2023, selling and general expenses include IHS Markit merger costs of $20 million and employee severance charges of $15 million.
4 In 2024, selling and general expenses include employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. In 2023, selling and general expenses include employee severance charges of $4 million, acquisition-related costs of $1 million and IHS Markit merger costs of $1 million.
5 In 2024, selling and general expenses include IHS Markit merger costs of $3 million and employee severance charges of $1 million. In 2023, selling and general expenses include employee severance charges of $3 million and IHS Markit merger costs of $2 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2024, selling and general expenses include IHS Markit merger costs of $38 million, acquisition-related costs of $7 million, disposition-related costs of $3 million, employee severance charges of $2 million and recovery of lease-related costs of $1 million. In 2023, selling and general expenses include IHS Markit merger costs of $66 million, lease impairments of $15 million, disposition-related costs of $16 million, employee severance charges of $14 million and acquisition-related costs of $2 million.
Operating-Related Expenses

Operating-related expenses increased 4% primarily driven by higher compensation costs, increased incentives and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 3%. Excluding the impact of higher IHS Markit merger costs in 2023 of 3 percentage points, lease impairments in 2023 of 1 percentage point, higher disposition-related costs in 2023 of 1 percentage point, higher employee severance charges in 2023 of 1 percentage point and a net acquisition-related benefit in 2024 of 1 percentage point, partially offset by legal costs in 2024 of 1 percentage point, selling and general expenses increased 3%. The increase was primarily driven by higher compensation costs, increased incentives and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Depreciation and Amortization

Depreciation and amortization increased 1% to $579 million primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

Loss on Dispositions, net

During the three and six months ended June 30, 2023, we completed the following disposition and received a contingent payment that were included in Loss on dispositions, net in the consolidated statement of income:

•During the three months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss on dispositions, net and disposition-related costs of $3 million in selling and general expenses in the consolidated statement of income ($189 million after-tax, net of a release of a deferred tax liability of $101 million) related to the sale of Engineering Solutions. During the six months ended June 30, 2023, we recorded a pre-tax loss of $120 million in Loss on dispositions, net and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2024	2023	% Change
Market Intelligence [1]	$230	$176	31%
Ratings [2]	725	486	49%
Commodity Insights [3]	206	156	32%
Mobility [4]	80	68	17%
Indices [5]	263	226	16%
Engineering Solutions	—	4	N/M
Total segment operating profit	1,504	1,116	35%
Corporate Unallocated expense [6]	(65)	(216)	70%
Equity in income on unconsolidated subsidiaries [7]	13	11	15%
Total operating profit	$1,452	$911	59%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 2024 includes a net acquisition-related benefit of $11 million, IHS Markit merger costs of $9 million and employee severance charges of $4 million. 2023 includes employee severance charges of $16 million, IHS Markit merger costs of $12 million and an asset impairment of $5 million. 2024 and 2023 include amortization of intangibles from acquisitions of $147 million and $140 million, respectively.
2    2024 includes legal costs of $20 million. 2023 includes employee severance charges of $4 million. 2024 and 2023 include amortization of intangibles from acquisitions of $2 million.
3 2024 includes IHS Markit merger costs of $5 million, an asset write-off of $1 million and disposition-related costs of $1 million. 2023 includes employee severance charges of $14 million and IHS Markit merger costs of $8 million. 2024 and 2023 include amortization of intangibles from acquisitions of $32 million and $33 million, respectively.
4    2024 includes employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2023 includes employee severance charges of $3 million and acquisition-related costs of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $76 million.
5    2024 includes IHS Markit merger costs of $2 million and a loss on disposition of $1 million. 2023 includes employee severance charges of $2 million and IHS Markit merger costs of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $9 million.
6    2024 includes IHS Markit merger costs of $20 million, acquisition-related costs of $6 million, disposition-related costs of $2 million and a gain on disposition of $2 million. 2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $30 million, lease impairments of $15 million, employee severance charges of $12 million, disposition-related costs of $3 million and acquisition-related costs of $1 million. 2024 and 2023 includes amortization of intangibles from acquisitions of $1 million.
7    2024 and 2023 include amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Segment operating profit increased 35% as compared to 2023. Excluding the impact of higher employee severance charges in 2023 of 13 percentage points, a net acquisition-related benefit in 2024 of 5 percentage points, higher IHS Markit merger costs in 2023 of 3 percentage point and an asset impairment in 2023 of 2 percentage points, partially offset by legal costs in 2024 of 10 percentage points, higher amortization of intangibles from acquisitions in 2024 of 3 percentage points and an asset write-off in 2024 of 1 percentage point, segment operating profit increased 26%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, increased incentives as a result of financial performance and higher technology costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 70% compared to 2023. Excluding the impact of a loss on disposition in 2023 of 62 percentage points, lease impairments in 2023 of 7 percentage points, higher employee severance costs in 2023 of 6 percentage points, higher IHS Markit merger costs in 2023 of 5 percentage points and higher disposition-related costs in 2023 of 1 percentage point, partially offset by higher acquisition-related costs in 2024 of 3 percentage points, Corporate Unallocated expense increased 8% primarily due to higher compensation costs.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture. Equity in Income on Unconsolidated Subsidiaries was $13 million for the three months ended June 30, 2024 compared to $11 million for the three months ended June 30, 2023.

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

Six Months

(in millions)	2024	2023	% Change
Market Intelligence [1]	$419	$404	4%
Ratings [2]	1,404	962	46%
Commodity Insights [3]	432	343	26%
Mobility [4]	151	133	13%
Indices [5]	534	464	15%
Engineering Solutions [6]	—	19	N/M
Total segment operating profit	2,940	2,325	26%
Corporate Unallocated expense [7]	(122)	(294)	58%
Equity in income on unconsolidated subsidiaries [8]	19	25	(24)%
Total operating profit	$2,837	$2,056	38%
1 2024 includes a net acquisition-related benefit of $8 million, IHS Markit merger costs of $20 million and employee severance charges of $35 million. 2023 includes a gain on disposition of $46 million, IHS Markit merger costs of $25 million, employee severance charges of $22 million and an asset impairment of $5 million. 2024 and 2023 include amortization of intangibles from acquisitions of $288 million and $281 million, respectively.
2    2024 includes legal costs of $20 million and employee severance charges of $2 million. 2023 includes employee severance charges $5 million. 2024 and 2023 include amortization of intangibles from acquisitions of $9 million and $4 million, respectively.
3 2024 includes IHS Markit merger costs of $10 million, an asset write-off of $1 million and disposition-related costs of $1 million. 2023 includes IHS Markit merger costs of $20 million and employee severance charges of $15 million. 2024 and 2023 include amortization of intangibles from acquisitions of $65 million and $66 million, respectively.
4    2024 includes employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2023 includes employee severance charges of $4 million, acquisition-related costs of $1 million and IHS Markit merger costs of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $151 million and $150 million, respectively.
5    2024 includes IHS Markit merger costs of $3 million, a loss on disposition of $1 million and employee severance charges of $1 million. 2023 includes a gain on disposition of $4 million, employee severance charges of $3 million and IHS Markit merger costs of $2 million. 2024 and 2023 include amortization of intangibles from acquisitions of $18 million.
6    2023 includes amortization of intangibles from acquisitions of $1 million.
7    2024 includes IHS Markit merger costs of $38 million, acquisition-related costs of $7 million, disposition-related costs of $3 million, a gain on disposition of $2 million, employee severance charges of $2 million and recovery of lease-related costs of $1 million. 2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $66 million, lease impairments of $15 million, disposition-related costs of $16 million, employee severance charges of $14 million and acquisition-related costs of $2 million. 2024 and 2023 include amortization of intangibles from acquisitions of $1 million and $2 million, respectively.
8    2024 and 2023 include amortization of intangibles from acquisitions of $28 million.

Segment Operating Profit — Segment operating profit increased 26% as compared to 2023. Excluding the impact of a gain on disposition in 2023 of 3 percentage points, higher amortization of intangibles from acquisitions in 2024 of 1 percentage point and legal costs in 2024 of 1 percentage point, partially offset by higher IHS Markit merger costs in 2023 of 1 percentage point and a net acquisition-related benefit in 2024 of 1 percentage point, segment operating profit increased 23%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, increased incentives as a result of financial performance and higher technology costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 58% compared to 2023. Excluding the impact of loss on dispositions, net in 2023 of 53 percentage points, higher IHS Markit merger costs in 2023 of 12 percentage points, lease impairments in 2023 of 7 percentage points, an asset impairment in 2023 of 7 percentage points and higher employee severance costs in 2023 of 4 percentage points, partially offset by higher acquisition-related costs in 2024 of 2 percentage points and higher disposition-related costs in 2024 of 1 percentage point, Corporate Unallocated expense increased 22% primarily due to higher compensation costs.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $19 million for the six months ended June 30, 2024 compared to $25 million for the six months ended June 30, 2023.

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

Other Income, net

Other income, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $3 million for the three months ended June 30, 2024 compared to $11 million for the three months ended June 30, 2023 primarily due to losses on our mark-to-market investments in 2024 compared to gains in 2023. Other income, net increased to $13 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to gains on our mark-to-market investments in 2024 compared to losses in 2023.

Interest Expense, net

Interest expense, net decreased $11 million or 13% compared to the three months ended June 30, 2023 and $18 million or 11% compared to the six months ended June 30, 2023 primarily due to higher interest income from invested cash due to a more favorable interest rate environment combined with a benefit from our net investment hedge program.

Provision for Income Taxes

The effective income tax rate was 21.3% and 20.1% for the three and six months ended June 30, 2024, respectively, and 31.1% and 23.8% for the three and six months ended June 30, 2023, respectively. The higher 2023 rates are primarily due to the tax charge on divestitures and change in mix of income by jurisdiction.

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
On May 1, 2024, we completed the acquisition of Visible Alpha, the financial technology provider of deep industry and segment consensus data creating a premium offering of fundamental investment research capabilities on Market Intelligence’s Capital IQ Pro platform. The acquisition is part of our Market Intelligence segment and further enhances the depth and breadth of the overall Visible Alpha and S&P Capital IQ Pro offering. The acquisition of Visible Alpha is not material to our consolidated financial statements.

On July 26, 2024, we entered into an agreement to sell Fincentric, formerly known as Markit Digital. This agreement follows our announced intent to explore strategic opportunities for Fincentric in February of 2024. Fincentric is S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric joined S&P Global through the merger with IHS Markit and is part of our Market Intelligence segment. The assets and liabilities of Fincentric were classified as held for sale in our consolidated balance sheet as of June 30, 2024. This transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the third quarter of 2024. The anticipated divestiture of Fincentric is not expected to be material to our consolidated financial statements.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) that resulted in a pre-tax gain of $46 million ($34 million after-tax) which was included in Loss on dispositions, net in the consolidated statements of income.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$1,155	$1,079	7%	$2,297	$2,150	7%

Subscription revenue	$965	$910	6%	$1,912	$1,800	6%
Recurring variable revenue	$147	$130	13%	$288	$255	13%
Non-subscription revenue	$43	$39	11%	$97	$95	3%
% of total revenue:
Subscription revenue	83%	84%		83%	84%
Recurring variable revenue	13%	12%		13%	12%
Non-subscription revenue	4%	4%		4%	4%

U.S. revenue	$693	$646	7%	$1,377	$1,274	8%
International revenue	$462	$433	7%	$920	$876	5%
% of total revenue:
U.S. revenue	60%	60%		60%	59%
International revenue	40%	40%		40%	41%

Operating profit [1]	$230	$176	31%	$419	$404	4%
Operating margin %	20%	16%		18%	19%

1 Operating profit for the three and six months ended June 30, 2024 includes a net acquisition-related benefit of $11 million and $8 million, respectively, IHS Markit merger costs of $9 million and $20 million, respectively, and employee severance charges of $4 million and $35 million, respectively. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $16 million and $22 million, respectively, IHS Markit merger costs of $12 million and $25 million, respectively, and an asset impairment of $5 million. Operating profit for the six months ended June 30, 2023 includes a gain on disposition of $46 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $147 million and $140 million for the three months ended June 30, 2024 and 2023, respectively, and $288 million and $281 million for the six months ended June 30, 2024 and 2023, respectively.

Three Months
Revenue increased 7% primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, Market Intelligence Desktop products, and RatingsXpress®, RatingsDirect® within Credit & Risk Solutions. An increase in recurring variable revenue due to increased volumes and an increase in non-subscription revenue also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 31%. Excluding the impact of a net acquisition-related benefit in 2024 of 10 percentage points, higher employee severance charges in 2023 of 11 percentage points, an asset-impairment in 2023 of 5 percentage points and higher IHS merger costs in 2023 of 3 percentage points, partially offset by higher amortization of intangibles from acquisitions of 7 percentage points, operating profit increased 9% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and increased technology costs. Foreign exchange rates had a favorable impact of 5 percentage points.

Six Months

Revenue increased 7% primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, Market Intelligence Desktop products, and RatingsXpress®, RatingsDirect® within Credit & Risk Solutions. An increase in recurring variable revenue due to increased volumes and an increase in non-subscription revenue also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 4%. Excluding the impact of a gain on disposition in 2023 of 5 percentage points, higher employee severance charges in 2024 of 1 percentage point and higher amortization of intangibles from acquisitions in 2024 of 1 percentage point, partially offset by higher IHS Markit merger costs in 2023 of 1 percentage point and an asset impairment in 2023 of 1 percentage point, operating profit increased 9% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and increased technology costs. Foreign exchange rates had a favorable impact of 5 percentage points.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $40 million and $79 million for the three and six months ended June 30, 2024, respectively, and $38 million and $74 million for the three and six months ended June 30, 2023, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$1,135	$851	33%	$2,197	$1,675	31%

Transaction revenue	$626	$383	63%	$1,207	$761	59%
Non-transaction revenue	$509	$468	9%	$990	$914	8%
% of total revenue:
Transaction revenue	55%	45%		55%	45%
Non-transaction revenue	45%	55%		45%	55%

U.S. revenue	$646	$466	39%	$1,255	$926	36%
International revenue	$489	$385	27%	$942	$749	26%
% of total revenue:
U.S. revenue	57%	55%		57%	55%
International revenue	43%	45%		43%	45%

Operating profit [1]	$725	$486	49%	$1,404	$962	46%
Operating margin %	64%	57%		64%	57%
1Operating profit for the three and six months ended June 30, 2024 includes legal costs of $20 million. Operating profit for the six months ended June 30, 2024 includes employee severance charges of $2 million. Operating profit for the three and six months ended June 30,

2023 includes employee severance charges of $4 million and $5 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2024 and 2023, and $9 million and $4 million for the six months ended June 30, 2024 and 2023, respectively.

Three Months

Revenue increased 33%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. An increase in structured finance revenue driven by increased collateralized loan obligations (“CLOs”) issuance also contributed to transaction revenue growth. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 49%. Excluding the impact of legal costs in 2024 of 4 percentage points, partially offset by higher employee severance charges in 2023 of 1 percentage point, operating profit increased 52% due to revenue growth. This growth was partially offset by increased incentives as result of financial performance and higher compensation costs driven by annual merit increases and additional headcount. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months

Revenue increased 31%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. An increase in structured finance revenue driven by increased CLOs issuance also contributed to transaction revenue growth. Non-transaction revenue increased due to an increase in surveillance revenue, an increase in new entity credit ratings revenue and higher Ratings Evaluation Service revenue driven by scenario testing and credit rating profile evaluations. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 46%. Excluding the impact of legal costs in 2024 of 2 percentage points, operating profit increased 48% due to revenue growth, partially offset by increased incentives as result of financial performance and higher compensation costs driven by annual merit increases and additional headcount. Foreign exchange rates had a favorable impact of 2 percentage points.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the periods ended June 30:

	Three Months			Six Months
(in billions)	2024	2023	% Change	2024	2023	% Change
Investment-grade billed issuance*	$390	$318	23%	$847	$667	27%
High-yield billed issuance *	$135	$75	81%	$254	$135	88%
Other billed issuance **	$537	$298	80%	$954	$572	67%
Total billed issuance	$1,062	$690	54%	$2,055	$1,373	50%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
Billed issuance was up as continued favorable market conditions drove issuers to capitalize on tightening borrowing spreads. Investment-grade, high-yield and bank loan billed issuance were up primarily due to an increase in refinancing activity. Structured Finance billed issuance increases were driven by new CLO issuance in the quarter.

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

On May 14, 2024, we completed the acquisition of World Hydrogen Leaders, a globally-recognized portfolio of hydrogen-related conferences and events, digital training and market intelligence. The acquisition is part of our Commodity Insight’s segment and complements Commodity Insights global conference business and provides customers with full coverage of the hydrogen and derivative value chain alongside Energy Transition and Sustainability solutions, including hydrogen price assessments, emission factors and market research. The acquisition of World Hydrogen Leaders is not material to our consolidated financial statements.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$516	$462	12%	$1,075	$970	11%

Subscription revenue	$459	$420	9%	$909	$829	10%
Sales usage-based royalties	$26	$18	40%	$51	$37	38%
Non-subscription revenue	$31	$24	34%	$115	$104	11%
% of total revenue:
Subscription revenue	89%	91%		84%	85%
Sales usage-based royalties	5%	4%		5%	4%
Non-subscription revenue	6%	5%		11%	11%

U.S. revenue	$195	$174	12%	$442	$406	9%
International revenue	$321	$288	12%	$633	$564	12%
% of total revenue:
U.S. revenue	38%	38%		41%	42%
International revenue	62%	62%		59%	58%

Operating profit [1]	$206	$156	32%	$432	$343	26%
Operating margin %	40%	34%		40%	35%

1Operating profit for the three and six months ended June 30, 2024 includes IHS Markit merger costs of $5 million and $10 million, respectively, an asset write-off of $1 million and disposition-related costs of $1 million. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $14 million and $15 million, respectively, and IHS Markit merger costs of $8 million and $20 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $32 million and $33 million for the three months ended June 30, 2024 and 2023, respectively, and $65 million and $66 million for the six months ended June 30, 2024 and 2023 respectively.

Three Months
Revenue increased 12% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors and higher consulting revenue also contributed to revenue growth. All four business lines contributed to revenue growth in the second quarter of 2024 with the Energy & Resources Data & Insights, Price Assessments and Advisory & Transactional Services businesses being the most significant drivers, followed by the Upstream Data & Insights business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 32%. Excluding the impact of employee severance charges in 2024 of 13 percentage points, lower IHS Markit merger costs in 2024 of 3 percentage points and lower amortization of intangibles in 2024 of 1 percentage point, partially offset by an asset write-off in 2024 of 1 percentage point, operating profit increased 16%. The increase was primarily due to revenue growth partially offset by higher compensation costs driven by annual merit increases and investment in strategic initiatives. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months
Revenue increased 11% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors and higher consulting revenue also contributed to revenue growth. All four business lines contributed to revenue growth in the first six months of 2024 with the Price Assessments, Energy & Resources Data & Insights and Advisory & Transactional Services businesses being the most significant drivers, followed by the Upstream Data & Insights business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 26%. Excluding the impact of lower employee severance charges in 2024 of 7 percentage points, lower IHS Markit merger costs in 2024 of 5 percentage points and lower amortization of intangibles in 2024 of 1 percentage point, partially offset by an asset write-off in 2024 of 1 percentage point, operating profit increased 14%. The increase was primarily due to revenue growth partially offset by higher compensation costs driven by annual merit increases and investment in strategic initiatives. Foreign exchange rates had a favorable impact of 1 percentage point.
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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$400	$369	8%	$786	$727	8%

Subscription revenue	$323	$292	11%	$635	$573	11%
Non-subscription revenue	$77	$77	(1)%	$151	$154	(2)%
% of total revenue:
Subscription revenue	81%	79%		81%	79%
Non-subscription revenue	19%	21%		19%	21%

U.S. revenue	$330	$303	9%	$649	$597	9%
International revenue	$70	$66	6%	$137	$130	6%
% of total revenue:
U.S. revenue	83%	82%		82%	82%
International revenue	17%	18%		18%	18%

Operating profit [1]	$80	$68	17%	$151	$133	13%
Operating margin %	20%	19%		19%	18%

1 Operating profit for the three and six months ended June 30, 2024 includes employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $3 million and $4 million, respectively, and acquisition-related costs of $1 million. Operating profit for the six months ended June 30, 2023 includes IHS Markit merger costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended June 30, 2024 and 2023, and $151 million and $150 million for the six months ended June 30, 2024 and 2023, respectively.
Three Months
Revenue increased 8% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business and strong underwriting volumes within the Financial business. These increases were partially offset by a decrease in non-subscription revenue in the Manufacturing business due to lower recall activity and marketing services. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 17%. Excluding the impact of higher employee severance charges in 2024 of 7 percentage points, operating profit increased 10% driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Six Months
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

Operating profit increased 13%. Excluding the impact of higher employee severance charges in 2024 of 3 percentage points and higher amortization of intangibles in 2024 of 2 percentage points, operating profit increased 8% driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases, an increase in strategic investments and expenses associated with the acquisition of Market Scan. Foreign exchange rates had a favorable impact of less than 1 percentage point.
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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$389	$348	12%	$776	$689	13%

Asset-linked fees	$245	$211	16%	$489	$420	16%
Subscription revenue	$74	$70	6%	$144	$136	6%
Sales usage-based royalties	$70	$67	4%	$143	$133	8%
% of total revenue:
Asset-linked fees	63%	61%		63%	61%
Subscription revenue	19%	20%		19%	20%
Sales usage-based royalties	18%	19%		18%	19%

U.S. revenue	$314	$279	13%	$630	$560	13%
International revenue	$75	$69	9%	$146	$129	13%
% of total revenue:
U.S. revenue	81%	80%		81%	81%
International revenue	19%	20%		19%	19%

Operating profit [1]	$263	$226	16%	$534	$464	15%
Less: net operating profit attributable to noncontrolling interests	68	58		138	119
Net operating profit	$195	$168	16%	$396	$345	15%
Operating margin %	68%	65%		69%	67%
Net operating margin %	50%	48%		51%	50%

1 Operating profit for the three and six months ended June 30, 2024 includes IHS Markit merger costs of $2 million and $3 million, respectively, and a loss on disposition of $1 million. Operating profit for the six months ended June 30, 2024 includes employee severance charges of $1 million. Operating profit for the three and six months ended June 30, 2023 includes employee severance charges of $2 million and $3 million, respectively, and IHS Markit merger costs of $1 million and $2 million, respectively. Operating profit for the six months ended June 30, 2023 includes a gain on disposition of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended June 30, 2024 and 2023, and $18 million for the six months ended June 30, 2024 and 2023.

Three Months
Revenue at Indices increased 12% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher data subscription revenue and higher exchange-traded derivative revenue driven by continued strength in trading volume. Ending AUM for ETFs increased 29% to $3.777 trillion compared to June 30, 2023 and average levels of AUM for ETFs increased 32% to $3.645 trillion compared to the three months ended June 30, 2023. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 16%. Excluding the impact of higher employee severance charges in 2023 of 29 percentage points, partially offset by a loss on disposition in 2024 of 21 percentage points and higher IHS Markit merger costs in 2024 of 7 percentage points, operating profit increased 15% due to revenue growth partially offset by higher compensation costs driven by annual merit increases, higher incentive costs and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Six Months
Revenue at Indices increased 13% primarily due to an increase in asset linked fees revenue driven by higher levels of AUM for ETFs and mutual funds, higher exchange-traded derivative revenue driven by continued strength in trading volume and higher data subscription revenue. Ending AUM for ETFs increased 29% to $3.777 trillion compared to June 30, 2023 and average levels of AUM for ETFs increased 30% to $3.543 trillion compared to the six months ended June 30, 2023. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 15% due to revenue growth partially offset by higher compensation costs driven by annual merit increases, higher incentive costs and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $2,039 million as of June 30, 2024, an increase of $748 million from December 31, 2023.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2024	2023	% Change
Net cash provided by (used for):
Operating activities	$2,504	$1,363	84%
Investing activities	$(319)	$656	N/M
Financing activities	$(1,405)	$(1,747)	(20)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

In the first six months of 2024, free cash flow increased $1,151 million to $2,315 million compared to $1,164 million in the first six months of 2023. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders, net. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities increased $1,141 million to $2,504 million for the first six months of 2024. The increase is mainly due to higher operating results, higher cash collections and proceeds received from the termination of interest rate swaps in 2024, partially offset by higher payments to vendors and higher incentive compensation payments in 2024.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities was $319 million for the first six months of 2024 compared to cash provided by investing activities of $656 million in the first six months of 2023, primarily due to cash proceeds received in 2023 related to the disposition of Engineering Solutions. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased $342 million to $1,405 million for the first six months of 2024. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2024, partially offset by proceeds received from commercial paper borrowings in 2023.

During the six months ended June 30, 2024, we purchased a total of 1.2 million shares for $500 million of cash. During the six months ended June 30, 2023, we purchased a total of 3.9 million shares for $1.5 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of June 30, 2024 and December 31, 2023, we had no commercial paper outstanding.

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
Summarized results of operations for the periods ended June 30, 2024 are as follows:

(in millions)	Three Months	Six Months
Revenue	$1,002	$1,961
Operating Profit	650	1,338
Net Income	423	2,022
Net income attributable to S&P Global Inc.	423	2,022

Summarized balance sheet information as of June 30, 2024 and December 31, 2023 is as follows:

(in millions)	June 30,	December 31,
	2024	2023
Current assets (excluding intercompany from Non-Obligor Group)	$1,894	$1,303
Non-current assets	857	1,005
Current liabilities (excluding intercompany to Non-Obligor Group)	862	1,184
Non-current liabilities	11,740	11,864
Intercompany payables to Non-Obligor Group	14,985	14,185

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

We believe the presentation of free cash flow allows our investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. We use free cash flow to conduct and evaluate our business because we believe it typically presents a more conservative measure of cash flows since capital expenditures and distributions to noncontrolling interest holders, net are considered a necessary component of ongoing operations. Free cash flow is useful for management and investors because it allows management and investors to evaluate the cash available to us to prepay debt, make strategic acquisitions and investments and repurchase stock.

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

(in millions)	2024	2023	% Change
Cash provided by operating activities	$2,504	$1,363	84%
Capital expenditures	(56)	(59)
Distributions to noncontrolling interest holders, net	(133)	(140)
Free cash flow	$2,315	$1,164	99%

(in millions)	2024	2023	% Change
Cash (used for) provided by investing activities	(319)	656	N/M
Cash used for financing activities	(1,405)	(1,747)	(20)%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and held cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. As of December 31, 2023, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and Interim CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the second quarter of 2024, we received 0.2 million shares from our accelerated share repurchase (“ASR”) agreement that we entered into on February 12, 2024. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of June 30, 2024, 17.2 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2024 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1— April 30, 2024 [1]	204,470	$421.24	198,047	17.2 million
May 1 — May 31, 2024	2,419	425.31	—	17.2 million
June 1 — June 30, 2024	1,517	430.38	—	17.2 million
Total — Quarter [1]	208,406	$421.35	198,047	17.2 million

1 Includes 0.2 million shares received from the conclusion of our ASR agreement that we entered into on February 12, 2024.

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

During the second quarter of 2024, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the second quarter of 2024, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the second quarter of 2024.

COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

The following disclosure is intended to satisfy the Company’s obligation to provide disclosure pursuant to Item 5.02(e) of Form 8-K.

On June 27, 2024, the Company announced that Douglas L. Peterson will be retiring as Chief Executive Officer and President of the Company, effective as of November 1, 2024 (the “Transition Date”), and thereafter is expected to serve as an employee and Senior Advisor until December 31, 2025.

On July 29, 2024, the Company and Mr. Peterson entered into an agreement (the “Peterson Advisor Agreement”) setting forth the terms of Mr. Peterson’s non-executive role as a Senior Advisor and employee. Under the Peterson Advisor Agreement, on the Transition Date, Mr. Peterson will cease to serve as the Chief Executive Officer and President of the Company and will assume the role of Senior Advisor, and he will not stand for re-election to the Board of Directors of the Company (the “Board”) at the Company’s 2025 annual meeting.

During the period commencing on the Transition Date and ending on the earliest of December 31, 2025 or Mr. Peterson’s resignation, death or termination of employment due to disability or cause (the “Transition Period”), Mr. Peterson will not be an officer of the Company, and will report to Martina L. Cheung (who, as previously announced, will become Chief Executive Officer and President of the Company as of the Transition Date) and to the Board, supporting the transition of responsibilities to Ms. Cheung and providing counsel to Ms. Cheung and the Board. Mr. Peterson will devote his full business time to the Company and its affiliates during the Transition Period (excepting time spent on certain outside board memberships and charitable, civic, industry and similar activities), and will perform the duties enumerated in the Peterson Advisor Agreement, including providing counsel and transition support to Ms. Cheung and the Board with respect to Company operations and strategic opportunities, facilitating the transition of relationships with customers, investors, regulators, central bankers, and domestic and international forums to Ms. Cheung, supporting and promoting the Company with respect to public policy and government relations, assisting with the development and implementation of the Company’s key strategic initiatives, supporting the review of the Company’s existing venture capital portfolio and strategy, and assisting with senior talent development. Mr. Peterson’s employment with the Company will cease automatically at the end of the Transition Period.

Pursuant to the Peterson Advisor Agreement, during the Transition Period Mr. Peterson will receive a base salary at a rate of $1,500,000 per year, and he will be eligible for a 2025 annual bonus (the “2025 Bonus”) on the same terms and conditions as other senior executives of the Company, provided that (i) the target amount of his 2025 Bonus will be $3,500,000, (ii) the amount actually payable in respect of his 2025 Bonus will not exceed $7,000,000, (iii) up to 30% of his 2025 Bonus will be determined by the Compensation and Leadership Development Committee of the Board based on its assessment of Mr. Peterson’s performance under the Peterson Advisor Agreement, and (iv) the payment of any 2025 Bonus will be conditioned on Mr. Peterson’s execution of a general release of claims against the Company and its affiliates in a customary form prescribed by the Company (a “General Release”) and to such release becoming irrevocable within 30 days following the end of 2025. The Peterson Advisor Agreement will not alter Mr. Peterson’s eligibility for a 2024 annual bonus, the target amount of such bonus or the other terms thereof.

Subject to Mr. Peterson’s continued employment by the Company through January 1, 2025, the Company will grant to Mr. Peterson on January 1, 2025 a restricted stock unit award with a value of $5,000,000. Such restricted stock unit award will vest on December 31, 2025 (or, if earlier, Mr. Peterson’s death or termination due to disability), subject to Mr. Peterson’s continued employment through the vesting date, to Mr. Peterson’s execution of a General Release, and to such release becoming irrevocable within 30 days following the vesting date. Mr. Peterson’s outstanding equity awards will continue to vest in accordance with their terms during the Transition Period.

During the Transition Period and except as otherwise provided in this paragraph, Mr. Peterson will continue to participate in the same employee benefit plans and programs that cover him presently. Mr. Peterson will cease participation in the Company’s Senior Executive Severance Plan on the Transition Date and will not participate in any other severance plan of the Company or its affiliates. Mr. Peterson will not participate in the 401(k) Savings and Profit Sharing Plan Supplement after 2024 (but he will continue to participate in that plan for 2024, subject to its terms). Personal use of corporate aircraft by Mr. Peterson will not be permitted during the Transition Period. During the Transition Period, Mr. Peterson will be reimbursed for all reasonable business expenses incurred in connection with providing the services under the Peterson Advisor Agreement, and he will be provided with an office and administrative support during the Transition Period and for four years thereafter.

Mr. Peterson is subject to restrictive covenants with the Company and its affiliates relating to non-competition, non-solicitation and confidentiality, and intellectual property assignment, among other provisions, and he reaffirmed those restricted covenants in the Peterson Advisor Agreement. The Peterson Advisor Agreement also includes a general release of claims by Mr. Peterson against the Company and its affiliates.

The foregoing description of the Peterson Advisor Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Peterson Advisor Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1.

In addition, on July 24, 2024, the Company agreed to pay $75,000 in legal fees and expenses incurred by Mr. Peterson in connection with the documentation of the Peterson Advisor Agreement.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*	Special Advisor Agreement, by and between Douglas L. Peterson and S&P Global Inc., dated as of July 29, 2024

(10.2)*
Registrant's Director Deferred Stock Ownership Plan, as Amended and Restated effective May 1, 2024, incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 19, 2024

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

S&P Global Inc.
Registrant

Date:	July 30, 2024	By:	/s/ Christopher F. Craig
Christopher F. Craig
Interim Chief Financial Officer and Senior Vice President, Controller and Chief Accounting Officer