Form 10-Q
period 2024-09-30
S&P Global Inc.
filed 2024-10-25
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 18, 2024 (latest practicable date), 310.3 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of income, comprehensive income, and equity for the three and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedules (not presented herein); and in our report dated February 8, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 24, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$3,575	$3,084	$10,616	$9,345
Expenses:
Operating-related expenses	1,072	995	3,277	3,109
Selling and general expenses	808	741	2,247	2,217
Depreciation	22	22	70	71
Amortization of intangibles	271	260	803	782
Total expenses	2,173	2,018	6,397	6,179
(Gain) loss on dispositions, net	(21)	—	(21)	69
Equity in income on unconsolidated subsidiaries	(11)	(8)	(31)	(33)
Operating profit	1,434	1,074	4,271	3,130
Other loss (income), net	2	(5)	(10)	(5)
Interest expense, net	72	84	227	258
Income before taxes on income	1,360	995	4,054	2,877
Provision for taxes on income	313	181	854	628
Net income	1,047	814	3,200	2,249
Less: net income attributable to noncontrolling interests	(76)	(72)	(228)	(202)
Net income attributable to S&P Global Inc.	$971	$742	$2,972	$2,047

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.12	$2.34	$9.51	$6.41
Diluted	$3.11	$2.33	$9.50	$6.40
Weighted-average number of common shares outstanding:
Basic	311.2	317.5	312.6	319.4
Diluted	311.5	318.0	312.9	319.9

Actual shares outstanding at period end			310.3	316.8
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$1,047	$814	$3,200	$2,249

Other comprehensive income:
Foreign currency translation adjustments	98	(113)	20	(40)
Income tax effect	26	(6)	15	2
	124	(119)	35	(38)

Pension and other postretirement benefit plans	1	—	(4)	(12)
Income tax effect	—	—	2	4
	1	—	(2)	(8)

Unrealized gain on cash flow hedges	—	115	19	115
Income tax effect	—	(29)	(3)	(29)
	—	86	16	86

Comprehensive income	1,172	781	3,249	2,289
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(7)	(7)	(20)	(19)
Less: comprehensive income attributable to redeemable noncontrolling interests	(69)	(65)	(208)	(183)
Comprehensive income attributable to S&P Global Inc.	$1,096	$709	$3,021	$2,087

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,696	$1,290
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts: 2024 - $46; 2023 - $54	2,635	2,826
Prepaid and other current assets	832	1,026
Assets of a business held for sale	38	—
Total current assets	5,202	5,143
Property and equipment, net of accumulated depreciation: 2024 - $820; 2023 - $794	252	258
Right of use assets	390	379
Goodwill	34,991	34,850
Other intangible assets, net	16,848	17,398
Equity investments in unconsolidated subsidiaries	1,800	1,787
Other non-current assets	885	774
Total assets	$60,368	$60,589
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$475	$557
Accrued compensation and contributions to retirement plans	823	906
Short-term debt	4	47
Income taxes currently payable	188	121
Unearned revenue	3,288	3,461
Other current liabilities	720	1,033
Liabilities of a business held for sale	7	—
Total current liabilities	5,505	6,125
Long-term debt	11,398	11,412
Lease liabilities — non-current	527	541
Pension and other postretirement benefits	199	199
Deferred tax liability — non-current	3,415	3,690
Other non-current liabilities	933	522
Total liabilities	21,977	22,489
Redeemable noncontrolling interests (Note 8)	4,305	3,800
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2024 and 2023 415 million shares	415	415
Additional paid-in capital	44,273	44,231
Retained income	20,364	18,728
Accumulated other comprehensive loss	(714)	(763)
Less: common stock in treasury	(30,346)	(28,411)
Total equity — controlling interests	33,992	34,200
Total equity — noncontrolling interests	94	100
Total equity	34,086	34,300
Total liabilities and equity	$60,368	$60,589

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net income	$3,200	$2,249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	70	71
Amortization of intangibles	803	782
Provision for losses on accounts receivable	36	19
Deferred income taxes	(271)	(430)
Stock-based compensation	177	143
(Gain) loss on dispositions, net	(21)	69
Other	(15)	151
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	188	(64)
Prepaid and other current assets	(14)	(128)
Accounts payable and accrued expenses	(131)	(120)
Unearned revenue	(209)	(71)
Other current liabilities	(399)	(313)
Net change in prepaid/accrued income taxes	314	62
Net change in other assets and liabilities	221	(44)
Cash provided by operating activities	3,949	2,376
Investing Activities:
Capital expenditures	(91)	(95)
Acquisitions, net of cash acquired	(264)	(293)
Proceeds from dispositions, net	94	1,004
Changes in short-term investments	(1)	(9)
Cash (used for) provided by investing activities	(262)	607
Financing Activities:
Payments on short-term debt, net	—	(188)
Proceeds from issuance of senior notes, net	—	744
Payments on senior notes	(47)	—
Dividends paid to shareholders	(854)	(864)
Distributions to noncontrolling interest holders, net	(213)	(211)
Contingent consideration payments	(107)	(8)
Repurchase of treasury shares	(2,001)	(2,001)
Employee withholding tax on share-based payments and other	(58)	(74)
Cash used for financing activities	(3,280)	(2,602)
Effect of exchange rate changes on cash	(1)	(22)
Net change in cash, cash equivalents, and restricted cash	406	359
Cash, cash equivalents, and restricted cash at beginning of period	1,291	1,287
Cash, cash equivalents, and restricted cash at end of period	$1,697	$1,646

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2024	$415	$44,407	$19,957	$(839)	$29,059	$34,881	$89	$34,970
Comprehensive income [1]			971	125		1,096	7	1,103
Dividends (Dividend declared per common share — $0.91 per share)			(283)			(283)	(2)	(285)
Share repurchases		(225)			1,276	(1,501)		(1,501)
Employee stock plans		91			11	80		80
Change in redemption value of redeemable noncontrolling interests			(281)			(281)		(281)
Balance as of September 30, 2024	$415	$44,273	$20,364	$(714)	$30,346	$33,992	$94	$34,086

Three Months Ended September 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2023	$415	$44,293	$18,279	$(813)	$26,706	$35,468	$91	$35,559
Comprehensive income [1]			742	(33)		709	7	716
Dividends (Dividend declared per common share — $0.90 per share)			(286)			(286)	(2)	(288)
Share repurchases		125			625	(500)		(500)
Employee stock plans		21			(17)	38		38
Change in redemption value of redeemable noncontrolling interests			(10)			(10)		(10)
Other						—	(1)	(1)
Balance as of September 30, 2023	$415	$44,439	$18,725	$(846)	$27,314	$35,419	$95	$35,514

Nine Months Ended September 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
Comprehensive income [1]			2,972	49		3,021	20	3,041
Dividends (Dividend declared per common share — $2.73 per share)			(854)			(854)	(14)	(868)
Share repurchases		(30)			1,971	(2,001)		(2,001)
Employee stock plans		72			(36)	108		108
Change in redemption value of redeemable noncontrolling interests			(482)			(482)		(482)
Other						—	(12)	(12)
Balance as of September 30, 2024	$415	$44,273	$20,364	$(714)	$30,346	$33,992	$94	$34,086

Nine Months Ended September 30, 2023
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			2,047	40		2,087	19	2,106
Dividends (Dividend declared per common share — $2.70 per share)			(864)			(864)	(11)	(875)
Share repurchases		125			2,126	(2,001)		(2,001)
Employee stock plans		(106)			(159)	53		53
Change in redemption value of redeemable noncontrolling interests			(247)			(247)		(247)
Adjustment to noncontrolling interest		(2)				(2)		(2)
Other			5			5	(2)	3
Balance as of September 30, 2023	$415	$44,439	$18,725	$(846)	$27,314	$35,419	$95	$35,514

1Excludes comprehensive income of $69 million and $65 million for the three months ended September 30, 2024 and 2023, respectively, and $208 million and $183 million for the nine months ended September 30, 2024 and 2023, respectively, attributable to our redeemable noncontrolling interests.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash included in our consolidated balance sheets was $1 million as of September 30, 2024 and December 31, 2023.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2024 and December 31, 2023, contract assets were $82 million and $75 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at September 30, 2024 compared to December 31, 2023 is primarily driven by $3.0 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.1 billion. We expect to recognize revenue on approximately sixty percent and eighty-five percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $274 million and $234 million as of September 30, 2024 and December 31, 2023, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the benefit of those costs is one year or less. These costs are recorded within selling and general expenses.

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

Other Loss (Income), net

The components of other loss (income), net for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2024	2023	2024	2023
Other components of net periodic benefit cost	$(5)	$(6)	$(17)	$(18)
Net loss from investments	7	1	7	13
Other loss (income), net	$2	$(5)	$(10)	$(5)

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

Divestitures

2024

On October 7, 2024, we entered into an agreement to sell the PrimeOne business, our outsourced technology platform servicing the global prime finance business. The PrimeOne business is part of our Market Intelligence segment. The assets and liabilities of the PrimeOne business were classified as held for sale in our consolidated balance sheet as of September 30, 2024. This transaction is expected to close in the fourth quarter of 2024. The anticipated divestiture of the PrimeOne business is not expected to be material to our consolidated financial statements.

On August 15, 2024, we completed the sale of Fincentric, formerly known as Markit Digital. This sale followed our announced intent to explore strategic opportunities for Fincentric in February of 2024. Fincentric was S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric was acquired by S&P Global through the merger with IHS Markit and was part of our Market Intelligence segment. During the three and nine months ended September 30, 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in (Gain) loss on dispositions, net in the consolidated statement of income related to the sale of Fincentric in our Market Intelligence segment.

2023

On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which resulted in approximately $750 million in after-tax proceeds. During the nine months ended September 30, 2023, we recorded a pre-tax loss of $120 million in (Gain) loss on dispositions, net and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.

In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) along with a related family of leveraged loan indices in June of 2022. The contingent payment was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the nine months ended September 30, 2023, the contingent payment resulted in a pre-tax gain of $46 million ($34 million after-tax) related to the sale of LCD in our Market Intelligence segment and $4 million ($3 million after-tax) in (Gain) loss on dispositions, net related to the sale of a family of leveraged loan indices in our Indices segment.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	September 30,	December 31,
	2024 [1]	2023
Accounts Receivable, net	$4	$—
Goodwill	34	—
Other assets	—	—
Deferred tax asset	—
Assets of a business held for sale	$38	$—

Accounts payable and accrued expenses	$(2)	$—
Unearned revenue	(5)	—
Liabilities of a business held for sale	$(7)	$—
1 Assets and liabilities held for sale as of September 30, 2024 relate to the anticipated divestiture of the PrimeOne business.

The operating profit (loss) of our businesses that were held for sale or disposed of for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2024	2023	2024	2023
Operating profit (loss) [2]	$—	$1	$(2)	$22
2 The operating profit (loss) presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale. The three and nine months ended September 30, 2024 excludes a pre-tax gain related to the sale of Fincentric of $21 million. The nine months ended September 30, 2023 excludes a pre-tax loss related to the sale of Engineering Solutions of $120 million.

3.    Income Taxes

The effective income tax rate was 23.0% and 21.1% for the three and nine months ended September 30, 2024, respectively, and 18.2% and 21.8% for the three and nine months ended September 30, 2023, respectively. The lower rate for the three months ended September 30, 2023 was primarily due to a combination of discrete adjustments and change in the profit mix. The higher rate for the nine months ended September 30, 2023 was primarily due to the tax charge on divestitures.

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

The Company is subject to tax examinations in various jurisdictions. As of September 30, 2024 and December 31, 2023, the total amount of federal, state and local, and foreign unrecognized tax benefits was $274 million and $230 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2024 and December 31, 2023, we had $64 million and $50 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $12 million in the next twelve months as a result of the resolution of local tax examinations.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	September 30, 2024	December 31, 2023
3.625% Senior Notes, due 2024 [1]	—	47
4.75% Senior Notes, due 2025 [2]	4	4
4.0% Senior Notes, due 2026 [3]	3	3
2.95% Senior Notes, due 2027 [4]	498	497
2.45% Senior Notes, due 2027 [5]	1,242	1,240
4.75% Senior Notes, due 2028 [6]	801	810
4.25% Senior Notes, due 2029 [7]	1,007	1,016
2.5% Senior Notes, due 2029 [8]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [9]	1,238	1,236
1.25% Senior Notes, due 2030 [10]	595	595
2.90% Senior Notes, due 2032 [11]	1,476	1,474
5.25% Senior Notes, due 2033 [12]	743	743
6.55% Senior Notes, due 2037 [13]	291	291
4.5% Senior Notes, due 2048 [14]	273	272
3.25% Senior Notes, due 2049 [15]	590	590
3.70% Senior Notes, due 2052 [16]	975	975
2.3% Senior Notes, due 2060 [17]	683	683
3.9% Senior Notes, due 2062 [18]	486	486
Total debt	11,402	11,459
Less: short-term debt including current maturities	4	47
Long-term debt	$11,398	$11,412
1     We made a $47 million repayment of our 3.625% senior note in the second quarter of 2024.
2     Interest payments are due semiannually on February 15 and August 15.
3     Interest payments are due semiannually on March 1 and September 1.
4    Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2024, the unamortized debt discount and issuance costs total $2 million.

5    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2024, the unamortized debt discount and issuance costs total $8 million.
6     Interest payments are due semiannually on February 1 and August 1.
7 Interest payments are due semiannually on May 1 and November 1.
8    Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2024, the unamortized debt discount and issuance costs total $3 million.
9    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2024, the unamortized debt discount and issuance costs total $12 million.
10    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2024, the unamortized debt discount and issuance costs total $5 million.
11 Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2024, the unamortized debt discount and issuance costs total $24 million.
12 Interest payments are due semiannually on March 15 and September 15, beginning on March 15, 2024, and as of September 30, 2024, the unamortized debt discount and issuance costs total $7 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2024, the unamortized debt discount and issuance costs total $2 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2024, the unamortized debt discount and issuance costs total $10 million.
15 Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2024, the unamortized debt discount and issuance costs total $10 million.
16    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2024, the unamortized debt discount and issuance costs total $25 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2024, the unamortized debt discount and issuance costs total $17 million.
18    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2024, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $10.4 billion and $10.3 billion as of September 30, 2024 and December 31, 2023, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of September 30, 2024 and December 31, 2023, we had no outstanding commercial paper.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of September 30, 2024 and December 31, 2023, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. As of December 31, 2023, we held a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2024 and twelve months ended December 31, 2023, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of September 30, 2024 and December 31, 2023, the aggregate notional value of these outstanding forward contracts was $2.6 billion. The changes in fair value of these forward contracts are recorded in prepaid and other current assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets as of September 30, 2024 and December 31, 2023 was $37 million and $69 million, respectively. The amount recorded in other current liabilities as of September 30, 2024 and December 31, 2023 was $7 million and $1 million, respectively. The amount recorded in selling and general expense related to these contracts was a net gain of $100 million and $54 million for the three and nine months ended September 30, 2024, respectively, and a net loss of $82 million and $24 million for the three and nine months ended September 30, 2023, respectively.

Net Investment Hedges

During the nine months ended September 30, 2024, we entered into cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. As of December 31, 2023, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2029, 2030 and 2032. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion and $1.5 billion as of September 30, 2024 and December 31, 2023. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and nine months ended September 30, 2024 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $11 million and $27 million for the three and nine months ended September 30, 2024, respectively, and net interest income of $6 million and $18 million for the three and nine months ended September 30, 2023, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the nine months ended September 30, 2024 and the twelve months ended December 31, 2023, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2026 and the fourth quarter of 2025, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of September 30, 2024, we estimate that $1 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of September 30, 2024 and December 31, 2023, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $563 million and $529 million, respectively.

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

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of September 30, 2024 and December 31, 2023:

(in millions)		September 30,	December 31
Balance Sheet Location		2024	2023
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$8	$9
Other current liabilities	Foreign exchange forward contracts	$2	$2
Other non-current assets	Interest rate swap contracts	$—	$134
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$117	$—
Other non-current liabilities	Cross currency swaps	$187	$14
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2024	2023		2024	2023
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$—	$(5)	Revenue, Selling and general expenses	$3	$2
Interest rate swap contracts	$—	$120	Interest expense, net	$—	$(1)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(104)	$22	Interest expense, net	$(1)	$(1)
Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2024	2023		2024	2023
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(1)	$4	Revenue, Selling and general expenses	$8	$4
Interest rate swap contracts	$20	$111	Interest expense, net	$—	$(4)
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(58)	$(9)	Interest expense, net	$(3)	$(3)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2024	2023	2024	2023
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$5	$7	$5	$—
Change in fair value, net of tax	3	(2)	8	7
Reclassification into earnings, net of tax	(3)	(2)	(8)	(4)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$5	$3	$5	$3

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$100	$41	$84	$48
Change in fair value, net of tax	—	89	16	79
Reclassification into earnings, net of tax	—	1	—	4
Net unrealized gains on cash flow hedges, net of taxes, end of period	$100	$131	$100	$131

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$14	$32	$(21)	$56
Change in fair value, net of tax	(79)	16	(46)	(10)
Reclassification into earnings, net of tax	1	1	3	3
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$(64)	$49	$(64)	$49
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

Net periodic benefit cost for our retirement and postretirement plans other than the service cost component are included in other loss (income), net in our consolidated statements of income.

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2024	2023	2024	2023
Service cost	$—	$—	$1	$1
Interest cost	18	19	53	56
Expected return on assets	(24)	(26)	(73)	(76)
Amortization of prior service credit / actuarial loss	1	1	3	2
Net periodic benefit cost	$(5)	$(6)	$(16)	$(17)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2024 and 2023.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans which became effective on January 1, 2024. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2024 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2024, we contributed $7 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the fourth quarter of 2024.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the nine months ended September 30, 2024 and 2023, total stock-based compensation expense related to restricted stock and other stock-based awards was $177 million and $143 million, respectively. During the nine months ended September 30, 2024, the Company granted 0.4 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $423.79 per share. Total unrecognized compensation expense related to unvested equity awards as of September 30, 2024 was $235 million, which is expected to be recognized over a weighted average period of 1.2 years.

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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2024, 14.6 million shares remained available under the 2022 Repurchase Program. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

We enter into accelerated share repurchase (“ASR”) agreements with financial institutions to initiate share repurchases of our common stock. Under an ASR agreement, we pay a specified amount to the financial institution and receive an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement.

Upon settlement of the ASR agreement, the financial institution typically delivers additional shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of each ASR agreement based on the volume weighted-average share price, less a discount. We account for our ASR agreements as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreements resulted in a reduction of outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The repurchased shares are held in Treasury. The forward stock purchase contracts are classified as equity instruments.

The terms of each ASR agreement entered into during the nine months ended September 30, 2024 and 2023, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
July 31, 2024 [1]		2.6	—	2.6	$—	$1,500
February 12, 2024 [2]	April 12, 2024	1.0	0.2	1.2	$421.05	$500
August 7, 2023 [3]	September 8, 2023	1.1	0.2	1.3	$387.36	$500
May 8, 2023 [4]	August 4, 2023	2.5	0.1	2.6	$384.75	$1,000
February 13, 2023 [5]	May 5, 2023	1.1	0.3	1.4	$341.95	$500
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.5 billion and initially received shares valued at 85% of the $1.5 billion at a price equal to the market price of the Company’s common stock on July 31, 2024. The Company received an initial delivery of 2.6 million shares from the ASR program on August 1, 2024. We completed the ASR agreement on October 22, 2024 and received an additional 0.3 million shares. We repurchased a total of 3.0 million shares under the ASR agreement for an average purchase price $505.19 per share. The ASR agreement was executed under our 2022 Repurchase Program.
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

During the nine months ended September 30, 2024, we received 4.1 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 ASR agreement. During the nine months ended September 30, 2024, we purchased a total of 3.8 million shares for $2 billion of cash. During the nine months ended September 30, 2023, we received 5.8 million shares, including 0.4 million shares received in February of 2023 related to our December 2, 2022 ASR agreement. During the nine months ended September 30, 2023, we purchased a total of 5.4 million shares for $2 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interests during the nine months ended September 30, 2024 were as follows:

(in millions)
Balance as of December 31, 2023	$3,800
Net income attributable to redeemable noncontrolling interests	208
Distributions payable to redeemable noncontrolling interests	(196)
Redemption value adjustment	482
Other [1]	11
Balance as of September 30, 2024	$4,305
1 Includes foreign currency translation adjustments

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2024:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(487)		$(362)		$86		$(763)
Other comprehensive income (loss) before reclassifications	32	1	(5)		24		51
Reclassifications from accumulated other comprehensive income (loss) to net earnings	3		3	2	(8)	3	(2)
Net other comprehensive income (loss)	35		(2)		16		49
Balance as of September 30, 2024	$(452)		$(364)		$102		$(714)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the nine months ended September 30, 2024. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
3See Note 5 — Derivative Instruments for additional details of items reclassified from accumulated other comprehensive loss to net earnings.

9.    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of restricted performance shares and stock options calculated using the treasury stock method.

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2024	2023	2024	2023
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$971	$742	$2,972	$2,047

Basic weighted-average number of common shares outstanding	311.2	317.5	312.6	319.4
Effect of dilutive securities	0.3	0.5	0.3	0.5
Diluted weighted-average number of common shares outstanding	311.5	318.0	312.9	319.9

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.12	$2.34	$9.51	$6.41
Diluted	$3.11	$2.33	$9.50	$6.40

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded when the necessary vesting conditions have not been met or when a net loss exists. For the three and nine months ended September 30, 2024 and 2023, there were no stock options excluded. Restricted performance shares outstanding of 0.9 million and 0.8 million as of September 30, 2024 and 2023, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2024 and 2023 restructuring plans consisted of a company-wide workforce reduction of approximately 415 and 1,050 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2024 by segment is as follows:

	2024 Restructuring Plan		2023 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$35	$11	$90	$21
Ratings	1	—	10	1
Commodity Insights	4	4	26	4
Mobility	6	4	9	1
Indices	1	1	5	1
Corporate	2	1	43	9
Total	$49	$21	$183	$37

We recorded a pre-tax restructuring charge of $49 million primarily related to employee severance charges for the 2024 restructuring plan during the nine months ended September 30, 2024 and have reduced the reserve by $28 million. The ending reserve balance for the 2023 restructuring plan was $152 million as of December 31, 2023. For the nine months ended September 30, 2024, we have reduced the reserve for the 2023 restructuring plan by $115 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have five reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other loss (income), net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments. As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.

A summary of operating results for the periods ended September 30 is as follows:

Revenue	Three Months		Nine Months
(in millions)	2024	2023	2024	2023
Market Intelligence	$1,162	$1,099	$3,459	$3,249
Ratings	1,110	819	3,307	2,494
Commodity Insights	522	479	1,597	1,450
Mobility	412	379	1,198	1,107
Indices	416	354	1,193	1,042
Engineering Solutions	—	—	—	133
Intersegment elimination [1]	(47)	(46)	(138)	(130)
Total revenue	$3,575	$3,084	$10,616	$9,345

Operating Profit	Three Months		Nine Months
(in millions)	2024	2023	2024	2023
Market Intelligence [2]	$230	$195	$649	$599
Ratings [3]	676	459	2,080	1,422
Commodity Insights [4]	211	184	643	527
Mobility [5]	97	80	247	213
Indices [6]	282	235	816	699
Engineering Solutions [7]	—	—	—	19
Total reportable segments	1,496	1,153	4,435	3,479
Corporate Unallocated expense [8]	(73)	(87)	(195)	(382)
Equity in Income on Unconsolidated Subsidiaries [9]	11	8	31	33
Total operating profit	$1,434	$1,074	$4,271	$3,130

1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2Operating profit for the three and nine months ended September 30, 2024 includes a gain on disposition of $21 million and IHS Markit merger costs of $10 million and $30 million, respectively. Operating profit for the nine months ended September 30, 2024 includes employee severance charges of $35 million and a net acquisition-related benefit of $8 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $19 million and $41 million, respectively, IHS Markit merger costs of $11 million and $36 million, respectively, and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2023 includes a gain on disposition of $46 million and an asset impairment of $5 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $151 million and $140 million for the three months ended September 30, 2024 and 2023, respectively, and $439 million and $421 million for the nine months ended September 30, 2024 and 2023, respectively.
3Operating profit for the three and nine months ended September 30, 2024 includes a statutorily required bonus accrual adjustment of $6 million. Operating profit for the nine months ended September 30, 2024 includes legal costs of $20 million and employee severance charges of $2 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $2 million and $8 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2024 and 2023, and $11 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively.
4Operating profit for the three and nine months ended September 30, 2024 includes employee severance charges of $4 million and IHS Markit merger costs of $2 million and $12 million, respectively. Operating profit for the nine months ended September 30, 2024 includes an asset write-off of $1 million and disposition-related costs of $1 million. Operating profit for the three and nine months ended September 30, 2023 includes IHS Markit merger costs of $8 million and $28 million, respectively, and employee severance charges of $7 million and $23 million respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $32 million and $33 million for the three months ended September 30, 2024 and 2023, respectively, and $97 million and $99 million for the nine months ended September 30, 2024 and 2023, respectively.
5Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $1 million and $2 million, respectively. Operating profit for the nine months ended September 30, 2024 includes employee severance charges of $7 million and acquisition-related costs of $1 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $3 million and $6 million, respectively, IHS Markit merger costs of $1 million and $2 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended September 30, 2024 and 2023, and $227 million and $226 million for the nine months ended September 30, 2024 and 2023, respectively.
6Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $1 million and $4 million, respectively. Operating profit for the nine months ended September 30, 2024 includes a loss on disposition of $1 million and employee severance charges of $1 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $1 million and $4 million, respectively, and IHS Markit merger costs of $1 million and $3 million, respectively. Operating profit for the nine months ended September 30, 2023 includes a gain on disposition of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended September 30, 2024 and 2023, and $27 million for the nine months ended September 30, 2024 and 2023.
7As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date. Operating profit for the nine months ended September 30, 2023 includes amortization of intangibles from acquisitions of $1 million.
8Corporate Unallocated expense for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $16 million and $54 million, respectively, acquisition-related costs of $2 million and $10 million, respectively, and an asset write-off of $1 million. Corporate Unallocated expense for the nine months ended September 30, 2024 includes disposition-related costs of $3 million, employee severance charges of $2 million, a gain on disposition of $2 million and recovery of lease-related costs of $1 million. Corporate Unallocated expense for the three and nine months ended September 30, 2023 includes IHS Markit merger costs of $37 million and $104 million, respectively, employee severance charges of $6 million and $20 million, respectively, disposition-related costs of $3 million and $19 million, respectively, and acquisition-related costs of $1 million and $3 million, respectively. Corporate Unallocated expense for the nine months ended September 30, 2023 includes a loss on disposition of $120 million and lease impairments of $15 million. Additionally, Corporate Unallocated expense includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2024, and $2 million for the nine months ended September 30, 2024 and 2023.
9Equity in Income on Unconsolidated Subsidiaries includes amortization of intangibles from acquisitions of $14 million for the three months months ended September 30, 2024 and 2023, and $42 million for the nine months ended September 30, 2024 and 2023.

The following table presents our revenue disaggregated by revenue type for the periods ended September 30:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Three Months Ended September 30, 2024
Subscription	$981	$—	$478	$331	$74	$—	$—	$1,864
Non-subscription / Transaction	39	597	18	81	—	—	—	735
Non-transaction	—	513	—	—	—	—	(47)	466
Asset-linked fees	—	—	—	—	266	—	—	266
Sales usage-based royalties	—	—	26	—	76	—	—	102
Recurring variable revenue	142	—	—	—	—	—	—	142
Total revenue	$1,162	$1,110	$522	$412	$416	$—	$(47)	$3,575

Timing of revenue recognition
Services transferred at a point in time	$39	$597	$18	$81	$—	$—	$—	$735
Services transferred over time	1,123	513	504	331	416	—	(47)	2,840
Total revenue	$1,162	$1,110	$522	$412	$416	$—	$(47)	$3,575

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Nine Months Ended September 30, 2024
Subscription	$2,893	$—	$1,387	$966	$218	$—	$—	$5,464
Non-subscription / Transaction	136	1,804	133	232	—	—	—	2,305
Non-transaction	—	1,503	—	—	—	—	(138)	1,365
Asset-linked fees	—	—	—	—	756	—	—	756
Sales usage-based royalties	—	—	77	—	219	—	—	296
Recurring variable revenue	430	—	—	—	—	—	—	430
Total revenue	$3,459	$3,307	$1,597	$1,198	$1,193	$—	$(138)	$10,616

Timing of revenue recognition
Services transferred at a point in time	$136	$1,804	$133	$232	$—	$—	$—	$2,305
Services transferred over time	3,323	1,503	1,464	966	1,193	—	(138)	8,311
Total revenue	$3,459	$3,307	$1,597	$1,198	$1,193	$—	$(138)	$10,616

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Three Months Ended September 30, 2023
Subscription	$932	$—	$432	$296	$70	$—	$—	$1,730
Non-subscription / Transaction	42	326	26	83	—	—	—	477
Non-transaction	—	493	—	—	—	—	(46)	447
Asset-linked fees	—	—	—	—	218	—	—	218
Sales usage-based royalties	—	—	21	—	66	—	—	87
Recurring variable revenue	125	—	—			—		125
Total revenue	$1,099	$819	$479	$379	$354	$—	$(46)	$3,084

Timing of revenue recognition
Services transferred at a point in time	$42	$326	$26	$83	$—	$—	$—	$477
Services transferred over time	1,057	493	453	296	354	—	(46)	2,607
Total revenue	$1,099	$819	$479	$379	$354	$—	$(46)	$3,084

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions [1]	Intersegment Elimination [2]	Total

	Nine Months Ended September 30, 2023
Subscription	$2,732	$—	$1,261	$870	$206	$125	$—	$5,194
Non-subscription / Transaction	137	1,088	130	237	—	8	—	1,600
Non-transaction	—	1,406	—	—	—	—	(130)	1,276
Asset-linked fees	—	—	—	—	638	—	—	638
Sales usage-based royalties	—	—	59	—	198	—	—	257
Recurring variable revenue	380	—	—	—	—	—	—	380
Total revenue	$3,249	$2,494	$1,450	$1,107	$1,042	$133	$(130)	$9,345

Timing of revenue recognition
Services transferred at a point in time	$137	$1,088	$130	$237	$—	$8	$—	$1,600
Services transferred over time	3,112	1,406	1,320	870	1,042	125	(130)	7,745
Total revenue	$3,249	$2,494	$1,450	$1,107	$1,042	$133	$(130)	$9,345
1 As of May 2, 2023, we completed the sale of Engineering Solutions and the results are included through that date.
2 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2024	2023	2024	2023
U.S.	$2,176	$1,853	$6,478	$5,644
European region	802	693	2,407	2,108
Asia	388	344	1,111	1,023
Rest of the world	209	194	620	570
Total	$3,575	$3,084	$10,616	$9,345

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of September 30, 2024 and December 31, 2023:

(in millions)		September 30,	December 31,
Balance Sheet Location		2024	2023
Assets
Right of use assets	Lease right of use assets	$390	$379
Liabilities
Other current liabilities	Current lease liabilities	111	105
Lease liabilities — non-current	Non-current lease liabilities	527	541
The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2024	2023	2024	2023
Operating lease cost	$32	$32	$97	$98
Sublease income	(3)	(4)	(10)	(12)
Total lease cost	$29	$28	$87	$86

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2024	2023	2024	2023
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$36	$36	$105	$113

Right of use assets obtained in exchange for lease obligations
Operating leases	18	5	60	6

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	5.6	6.0
Weighted-average discount rate	3.82%	3.46%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2024 (Excluding the nine months ended September 30, 2024)	$35
2025	127
2026	120
2027	112
2028	89
2029 and beyond	234
Total undiscounted lease payments	$717
Less: Imputed interest	79
Present value of lease liabilities	$638

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2024, S&P Dow Jones Indices LLC earned $50 million and $146 million, respectively, of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2023, S&P Dow Jones Indices LLC earned $43 million and $132 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Moreover, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities, antitrust matters and other matters, such as ESG. For example, as a nationally recognized statistical rating organization ("NRSRO") registered with the SEC under Section 15E of the Exchange Act, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. On September 3, 2024, as part of an industry-wide investigation into off-channel communications by the SEC, S&P Global Ratings, and certain other NRSROs, reached a settlement to resolve violations of recordkeeping rules. This matter was previously disclosed by S&P Global. In the SEC’s order, the SEC recognized S&P Global Ratings’ remedial acts and its cooperation with the SEC staff. As part of the resolution, S&P Global Ratings paid a penalty of $20 million. S&P Global previously accrued that amount in its consolidated financial statements for the second quarter of 2024. Although S&P Global seeks to promptly address any compliance issues that it detects or that the staff of the SEC or another regulator raises, there can be no assurance that the SEC or another regulator will not seek remedies against S&P Global for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2024. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2023 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Nine Months Ended September 30, 2024 and 2023
•Liquidity and Capital Resources
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
Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2024	2023	% Change [1]	2024	2023	% Change [1]
Revenue	$3,575	$3,084	16%	$10,616	$9,345	14%
Operating profit [2]	$1,434	$1,074	33%	$4,271	$3,130	36%
Operating margin %	40%	35%		40%	33%
Diluted earnings per share from net income	$3.11	$2.33	33%	$9.50	$6.40	48%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

2 Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $31 million and $102 million, respectively, a gain on disposition of $21 million, a statutorily required bonus accrual adjustment of $7 million, employee severance charges of $4 million and $50 million, respectively, acquisition-related costs of $3 million and net acquisition-related costs of $4 million, respectively, and an asset write-off of $1 million and $2 million, respectively. Operating profit for the nine months ended September 30, 2024 includes legal costs of $20 million, disposition-related costs of $3 million and recovery of lease-related costs of $1 million. Operating profit for the three months ended September 30, 2023 includes IHS Markit merger costs of $58 million, employee severance charges of $38 million, disposition-related costs of $3 million, acquisition-related costs of $2 million and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2023 includes IHS Markit merger costs of $173 million, employee severance charges of $101 million, a loss on disposition of $70 million, disposition-related costs of $19 million, lease impairments of $15 million, an asset impairment of $5 million, acquisition-related costs of $5 million and an asset write-off of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $285 million and $274 million for the three months ended September 30, 2024 and 2023, respectively, and $845 million and $824 million for the nine months ended September 30, 2024 and 2023, respectively.

Three Months

Revenue increased 16% driven by increases at all of our reportable segments. The increase at Ratings was driven by growth in both transaction revenue and non-transaction revenue. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue, partially offset by the unfavorable impact of a cumulative catch-up for customers’ unreported commercial paper issuance in the third quarter of 2023. The increase at Market Intelligence was primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Indices was primarily due to higher asset-linked fees revenue, higher data subscription revenue and higher exchange-traded derivative revenue. The increase at Mobility was primarily due to new business growth within the Dealer business and strong underwriting volumes within the Financial business. Revenue at Market Intelligence was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the sale of Fincentric in August of 2024. Revenue at Commodity Insights was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 33%. Excluding the impact of higher employee severance charges in 2023 of 7 percentage points, higher IHS Markit merger costs in 2023 of 5 percentage points and the impact of a gain on disposition in 2024 of 4 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2024 of 2 percentage points and a statutorily required bonus accrual adjustment in 2024 of 1 percentage point, operating profit increased 20%. The increase was primarily due to revenue growth, partially offset by increased incentives as a result of financial performance, higher compensation costs driven by annual merit increases and investments in strategic initiatives, and higher technology costs. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months

Revenue increased 14% driven by increases at all of our reportable segments, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. The increase at Ratings was driven by growth in both transaction revenue and non-transaction revenue. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue, partially offset by the unfavorable impact of a cumulative catch-up for customers’ unreported commercial paper issuance in the nine months ended September 30, 2023. The increase at Market Intelligence was primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Indices was primarily due to higher asset-linked fees revenue, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Mobility was primarily due to new business growth within the Dealer business and strong underwriting volumes within the Financial business. Revenue at Market Intelligence was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the sale of Fincentric in August of 2024. Revenue at Commodity Insights was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. Revenue at Mobility was favorably impacted by the acquisition of Market Scan in February of 2023. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 36%. Excluding the impact of a gain on dispositions in 2024 compared to a loss on dispositions, net in 2023 of 7 percentage points, higher IHS Markit merger costs in 2023 of 5 percentage points, higher employee severance charges in 2023 of 4 percentage points, higher disposition-related costs in 2023 of 1 percentage point and higher lease impairments in 2023 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2024 of 2 percentage points, legal costs in 2024 of 1 percentage point and a statutorily required bonus accrual adjustment in 2024 of 1 percentage point, operating profit increased 22%. The increase was primarily due to revenue growth, partially offset by increased incentives as a result of financial performance, higher compensation costs driven by annual merit increases and investments in strategic initiatives, and higher technology costs. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Consolidated Review

(in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$3,575	$3,084	16%	$10,616	$9,345	14%
Total Expenses:
Operating-related expenses	1,072	995	8%	3,277	3,109	5%
Selling and general expenses	808	741	9%	2,247	2,217	1%
Depreciation and amortization	293	282	4%	873	853	2%
Total expenses	2,173	2,018	8%	6,397	6,179	4%
(Gain) loss on dispositions, net	(21)	—	N/M	(21)	69	N/M
Equity in income on unconsolidated subsidiaries	(11)	(8)	47%	(31)	(33)	(7)%
Operating profit	1,434	1,074	33%	4,271	3,130	36%
Other loss (income), net	2	(5)	N/M	(10)	(5)	N/M
Interest expense, net	72	84	(14)%	227	258	(12)%
Provision for taxes on income	313	181	73%	854	628	36%
Net income	1,047	814	29%	3,200	2,249	42%
Less: net income attributable to noncontrolling interests	(76)	(72)	(6)%	(228)	(202)	(13)%
Net income attributable to S&P Global Inc.	$971	$742	31%	$2,972	$2,047	45%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$3,575	$3,084	16%	$10,616	$9,345	14%

Subscription revenue	1,864	1,730	8%	5,464	5,194	5%
Non-subscription / transaction revenue	735	477	54%	2,305	1,600	44%
Non-transaction revenue	466	447	4%	1,365	1,276	7%
Asset-linked fees	266	218	22%	756	638	18%
Sales usage-based royalties	102	87	17%	296	257	15%
Recurring variable	142	125	14%	430	380	13%

% of total revenue:
Subscription revenue	52%	56%		51%	55%
Non-subscription / transaction revenue	21%	16%		22%	17%
Non-transaction revenue	13%	14%		13%	14%
Asset-linked fees	7%	7%		7%	7%
Sales usage-based royalties	3%	3%		3%	3%
Recurring variable	4%	4%		4%	4%

U.S. revenue	$2,176	$1,853	17%	$6,478	$5,644	15%
International revenue:
European region	802	693	16%	2,407	2,108	14%
Asia	388	344	13%	1,111	1,023	9%
Rest of the world	209	194	7%	620	570	8%
Total international revenue	$1,399	$1,231	14%	$4,138	$3,701	12%
% of total revenue:
U.S. revenue	61%	60%		61%	60%
International revenue	39%	40%		39%	40%

Three Months

Revenue increased 16% as compared to the three months ended September 30, 2023. Subscription revenue increased in the three month period primarily due to growth in work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products at Market Intelligence, continued demand for Commodity Insights market data and market insights products and new business growth within the Dealer business and strong underwriting volumes within the Financial business at Mobility. Subscription revenue at Market Intelligence was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the sale of Fincentric in August of 2024. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue, partially offset by the unfavorable impact of a cumulative catch-up for customers’ unreported commercial paper issuance in the third quarter of 2023. Asset linked fees increased at Indices primarily due to higher levels of assets under management (“AUM”) for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Revenue increased 14% as compared to the nine months ended September 30, 2023. Subscription revenue increased in the nine month period primarily due to growth in work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products at Market Intelligence, continued demand for Commodity Insights market data and market insights products and new business growth within the Dealer business and strong underwriting volumes within the Financial business at Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Subscription revenue at Market Intelligence was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the sale of Fincentric in August of 2024. Subscription revenue at Mobility was favorably impacted by the acquisition of Market Scan in February of 2023. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue, partially offset by the unfavorable impact of a cumulative catch-up for customers’ unreported commercial paper issuance in the nine months ended September 30, 2023. Asset linked fees increased at Indices primarily due to higher levels of AUM for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
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
Total Expenses
The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2024		2023		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$508	$286	$486	$271	5%	5%
Ratings [2]	260	166	239	111	9%	49%
Commodity Insights [3]	162	116	148	113	9%	3%
Mobility [4]	113	123	99	121	14%	2%
Indices [5]	62	62	55	55	13%	14%
Engineering Solutions	—	—	—	—	N/M	N/M
Intersegment eliminations [6]	(48)	—	(46)	—	(2)%	N/M
Total segments	1,057	753	981	671	8%	12%
Corporate Unallocated expense [7]	15	55	14	70	6%	(21)%
Total	$1,072	$808	$995	$741	8%	9%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2024, selling and general expenses include IHS Markit merger costs of $10 million. In 2023, selling and general expenses include employee severance charges of $19 million, IHS Markit merger costs of $11 million and an asset write-off of $1 million.
2 In 2024, selling and general expenses include a statutorily required bonus accrual adjustment of $6 million. In 2023, selling and general expenses include employee severance charges of $2 million.
3 In 2024, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $2 million. In 2023, selling and general expenses include IHS Markit merger costs of $8 million and employee severance charges of $7 million.
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
7 In 2024, selling and general expenses include IHS Markit merger costs of $16 million, acquisition-related costs of $2 million and an asset write-off of $1 million. In 2023, selling and general expenses include IHS Markit merger costs of $37 million, employee severance charges of $6 million, disposition-related costs of $3 million and acquisition-related costs of $1 million.
Operating-Related Expenses

Operating-related expenses increased 8% primarily driven by higher compensation costs, increased incentives and higher technology costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 9%. Excluding the impact of higher employee severance charges in 2023 of 6 percentage points, higher IHS Markit merger costs in 2023 of 5 percentage points, partially offset by a statutorily required bonus accrual adjustment in 2024 of 1 percentage point, selling and general expenses increased 19%. The increase was primarily driven by increased incentives, higher compensation costs and higher technology costs.

Depreciation and Amortization

Depreciation and amortization increased 4% to $293 million primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

Nine Months

(in millions)	2024		2023		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,548	$818	$1,460	$791	6%	4%
Ratings [2]	772	425	708	337	9%	26%
Commodity Insights [3]	521	333	485	334	7%	(1)%
Mobility [4]	348	365	299	360	17%	1%
Indices [5]	176	167	166	152	7%	9%
Engineering Solutions	—	—	85	27	N/M	N/M
Intersegment eliminations [6]	(138)	—	(130)	—	(7)%	N/M
Total segments	3,227	2,108	3,073	2,001	5%	5%
Corporate Unallocated expense [7]	50	139	36	216	37%	(36)%
Total	$3,277	$2,247	$3,109	$2,217	5%	1%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 In 2024, selling and general expenses include IHS Markit merger costs of $30 million, employee severance charges of $35 million and a net acquisition-related benefit of $8 million. In 2023, selling and general expenses include employee severance charges of $41 million, IHS Markit merger costs of $36 million, an asset impairment of $5 million and an asset write-off of $1 million.
2 In 2024, selling and general expenses include legal costs of $20 million, a statutorily required bonus accrual adjustment of $6 million and employee severance charges of $2 million. In 2023, selling and general expenses include employee severance charges of $8 million.
3 In 2024, selling and general expenses include IHS Markit merger costs of $12 million, employee severance charges of $4 million, an asset write-off of $1 million and disposition-related costs of $1 million. In 2023, selling and general expenses include IHS Markit merger costs of $28 million and employee severance charges of $23 million.
4 In 2024, selling and general expenses include employee severance charges of $7 million, IHS Markit merger costs of $2 million and acquisition-related costs of $1 million. In 2023, selling and general expenses include employee severance charges of $6 million, IHS Markit merger costs of $2 million and acquisition-related costs of $2 million.
5 In 2024, selling and general expenses include IHS Markit merger costs of $4 million and employee severance charges of $1 million. In 2023, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $3 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2024, selling and general expenses include IHS Markit merger costs of $54 million, acquisition-related costs of $10 million, disposition-related costs of $3 million, employee severance charges of $2 million, recovery of lease-related costs of $1 million and an asset write-off of $1 million. In 2023, selling and general expenses include IHS Markit merger costs of $104 million, employee severance charges of $20 million, disposition-related costs of $19 million, lease impairments of $15 million and acquisition-related costs of $3 million.
Operating-Related Expenses

Operating-related expenses increased 5% primarily driven by higher compensation costs, increased incentives and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 1%. Excluding the impact of higher IHS Markit merger costs in 2023 of 4 percentage points, higher employee severance charges in 2023 of 3 percentage points, lease impairments in 2023 of 1 percentage point, higher disposition-related costs in 2023 of 1 percentage point, partially offset by legal costs in 2024 of 1 percentage point, selling and general expenses increased 9%. The increase was primarily driven by increased incentives, higher compensation costs and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Depreciation and Amortization

Depreciation and amortization increased 2% to $873 million primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

(Gain) Loss on Dispositions, net

During the three and nine months ended September 30, 2024, we completed the following disposition that was included in (Gain) loss on dispositions, net in the consolidated statement of income:

•During the three and nine months ended September 30, 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in (Gain) loss on dispositions, net in the consolidated statement of income related to the sale of Fincentric in our Market Intelligence segment.

During the nine months ended September 30, 2023, we completed the following disposition and received a contingent payment that were included in (Gain) loss on dispositions, net in the consolidated statement of income:

•During the nine months ended September 30, 2023, we recorded a pre-tax loss of $120 million in (Gain) loss on dispositions, net and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2024	2023	% Change
Market Intelligence [1]	$230	$195	18%
Ratings [2]	676	459	47%
Commodity Insights [3]	211	184	14%
Mobility [4]	97	80	20%
Indices [5]	282	235	20%
Engineering Solutions	—	—	N/M
Total segment operating profit	1,496	1,153	30%
Corporate Unallocated expense [6]	(73)	(87)	16%
Equity in income on unconsolidated subsidiaries [7]	11	8	47%
Total operating profit	$1,434	$1,074	33%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 2024 includes a gain on disposition of $21 million and IHS Markit merger costs of $10 million. 2023 includes employee severance charges of $19 million, IHS Markit merger costs of $11 million, and an asset write-off of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $151 million and $140 million, respectively.
2    2024 includes a statutorily required bonus accrual adjustment of $6 million. 2023 includes employee severance charges of $2 million. 2024 and 2023 include amortization of intangibles from acquisitions of $2 million.
3 2024 includes employee severance charges of $4 million and IHS Markit merger costs of $2 million. 2023 includes IHS Markit merger costs of $8 million and employee severance charges of $7 million. 2024 and 2023 include amortization of intangibles from acquisitions of $32 million and $33 million, respectively.
4    2024 includes IHS Markit merger costs of $1 million. 2023 includes employee severance charges of $3 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $76 million.
5    2024 includes IHS Markit merger costs of $1 million. 2023 includes employee severance charges of $1 million and IHS Markit merger costs of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $9 million.
6    2024 includes IHS Markit merger costs of $16 million, acquisition-related costs of $2 million and an asset write-off of $1 million. 2023 includes IHS Markit merger costs of $37 million, employee severance charges of $6 million, disposition-related costs of $3 million and acquisition-related costs of $1 million. 2024 includes amortization of intangibles from acquisitions of $1 million.
7    2024 and 2023 include amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Segment operating profit increased 30% as compared to 2023. Excluding the impact of higher employee severance charges in 2023 of 7 percentage points, a gain on disposition in 2024 of 5 percentage points, higher IHS Markit merger costs in 2023 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2024 of 3 percentage points and a statutorily required bonus accrual adjustment adjustment in 2024 of 1 percentage point, segment operating profit increased 21%. The increase was primarily due to revenue growth, partially offset by increased incentives as a result of financial performance, higher compensation costs driven by annual merit increases and higher technology costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 16% compared to 2023. Excluding the impact of higher IHS Markit merger costs in 2023 of 39 percentage points, higher employee severance costs in 2023 of 11 percentage points and higher disposition-related costs in 2023 of 5 percentage points, partially offset by higher acquisition-related costs in 2024 of 2 percentage points, an asset write-off in 2024 of 1 percentage point and a statutorily required bonus accrual adjustment in 2024 of 1 percentage point, Corporate Unallocated expense increased 34% primarily due to higher incentives and compensation costs.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture. Equity in Income on Unconsolidated Subsidiaries was $11 million for the three months ended September 30, 2024 compared to $8 million for the three months ended September 30, 2023.

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

Nine Months

(in millions)	2024	2023	% Change
Market Intelligence [1]	$649	$599	8%
Ratings [2]	2,080	1,422	46%
Commodity Insights [3]	643	527	22%
Mobility [4]	247	213	16%
Indices [5]	816	699	17%
Engineering Solutions [6]	—	19	N/M
Total segment operating profit	4,435	3,479	28%
Corporate Unallocated expense [7]	(195)	(382)	49%
Equity in income on unconsolidated subsidiaries [8]	31	33	(7)%
Total operating profit	$4,271	$3,130	36%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 2024 includes a gain on disposition of $21 million, employee severance charges of $35 million, IHS Markit merger costs of $30 million and net acquisition-related benefit of $8 million. 2023 includes a gain on disposition of $46 million, employee severance charges of $41 million, IHS Markit merger costs of $36 million, an asset impairment of $5 million and an asset write-off of $1 million. 2024 and 2023 include amortization of intangibles from acquisitions of $439 million and $421 million, respectively.
2    2024 includes legal costs of $20 million, a statutorily required bonus accrual adjustment of $6 million and employee severance charges of $2 million. 2023 include employee severance charges of $8 million. 2024 and 2023 include amortization of intangibles from acquisitions of $11 million and $6 million, respectively.
3 2024 includes IHS Markit merger costs of $12 million, employee severance charges of $4 million, an asset write-off of $1 million and disposition-related costs of $1 million. 2023 includes IHS Markit merger costs of $28 million and employee severance charges of $23 million. 2024 and 2023 include amortization of intangibles from acquisitions of $97 million and $99 million, respectively.
4    2024 includes employee severance charges of $7 million, IHS Markit merger costs of $2 million and acquisition-related costs of $1 million. 2023 includes employee severance charges of $6 million, IHS Markit merger costs of $2 million and acquisition-related costs of $2 million. 2024 and 2023 include amortization of intangibles from acquisitions of $227 million and $226 million, respectively.
5    2024 includes IHS Markit merger costs of $4 million, a loss on disposition of $1 million and employee severance charges of $1 million. 2023 includes a gain on disposition of $4 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million. 2024 and 2023 include amortization of intangibles from acquisitions of $27 million.
6    2023 includes amortization of intangibles from acquisitions of $1 million.
7    2024 includes IHS Markit merger costs of $54 million, acquisition-related costs of $10 million, disposition-related costs of $3 million, employee severance charges of $2 million, a gain on disposition of $2 million, recovery of lease-related costs of $1 million and an asset write-off of $1 million. 2023 includes a loss on disposition of $120 million, IHS Markit merger costs of $104 million, employee severance charges of $20 million, disposition-related costs of $19 million, lease impairments of $15 million and acquisition-related costs of $3 million. 2024 and 2023 include amortization of intangibles from acquisitions of $2 million.
8    2024 and 2023 include amortization of intangibles from acquisitions of $42 million.

Segment Operating Profit — Segment operating profit increased 28% as compared to 2023. Excluding the impact of a higher gain on disposition in 2023 of 33 percentage points, higher amortization of intangibles from acquisitions in 2024 of 23 percentage points, legal costs in 2024 of 21 percentage points, higher asset write-offs in 2024 of 1 percentage point and disposition-related costs in 2024 of 1 percentage point, partially offset by higher employee severance costs in 2023 of 36 percentage points, higher IHS Markit merger costs in 2023 of 23 percentage points, a net acquisition-related benefit in 2024 of 8 percentage points and an asset impairment in 2023 of 6 percentage points, segment operating profit increased 22%. The increase was primarily due to revenue growth, partially offset by increased incentives as a result of financial performance, higher compensation costs driven by annual merit increases and higher technology costs. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 49% compared to 2023. Excluding the impact of loss on dispositions, net in 2023 of 43 percentage points, higher IHS Markit merger costs in 2023 of 18 percentage points, an asset impairment in 2023 of 7 percentage points, higher employee severance costs in 2023 of 6 percentage points and lease impairments in 2023 of 5 percentage points, partially offset by higher acquisition-related costs in 2024 of 2 percentage points and higher disposition-related costs in 2024 of 1 percentage point, Corporate Unallocated expense increased 27% primarily due to higher incentives and compensation costs.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $31 million for the nine months ended September 30, 2024 compared to $33 million for the nine months ended September 30, 2023.

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

Other Loss (Income), net

Other loss (income), net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other loss, net was $2 million for the three months ended September 30, 2024 compared to other income, net of $5 million for the three months ended September 30, 2023 primarily due to higher losses on our mark-to-market investments in 2024 compared to 2023. Other income, net increased to $10 million for the nine months ended September 30, 2024 compared to $5 million for the nine months ended September 30, 2023 primarily due to higher losses on our mark-to-market investments in 2023.

Interest Expense, net

Interest expense, net decreased $12 million or 14% compared to the three months ended September 30, 2023 and $31 million or 12% compared to the nine months ended September 30, 2023 primarily due to higher interest income from invested cash due to a more favorable interest rate environment combined with a benefit from our net investment hedge program.

Provision for Income Taxes

The effective income tax rate was 23.0% and 21.1% for the three and nine months ended September 30, 2024, respectively, and 18.2% and 21.8% for the three and nine months ended September 30, 2023, respectively. The lower rate for the three months ended September 30, 2023 was primarily due to a combination of discrete adjustments and change in the profit mix. The higher rate for the nine months ended September 30, 2023 was primarily due to the tax charge on divestitures.

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

On October 7, 2024, we entered into an agreement to sell the PrimeOne business, our outsourced technology platform servicing the global prime finance business. The PrimeOne business is part of our Market Intelligence segment. The assets and liabilities of the PrimeOne business were classified as held for sale in our consolidated balance sheet as of September 30, 2024. This transaction is expected to close in the fourth quarter of 2024. The anticipated divestiture of the PrimeOne business is not expected to be material to our consolidated financial statements.
On August 15, 2024, we completed the sale of Fincentric, formerly known as Markit Digital. This sale followed our announced intent to explore strategic opportunities for Fincentric in February of 2024. Fincentric was S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric was acquired by S&P Global through the merger with IHS Markit and was part of our Market Intelligence segment. During the three and nine months ended September 30, 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in (Gain) loss on dispositions, net in the consolidated statement of income related to the sale of Fincentric in our Market Intelligence segment.
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
In the first quarter of 2023, we received a contingent payment following the sale of Leveraged Commentary and Data (“LCD”) that resulted in a pre-tax gain of $46 million ($34 million after-tax) which was included in (Gain) loss on dispositions, net in the consolidated statements of income.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$1,162	$1,099	6%	$3,459	$3,249	6%

Subscription revenue	$981	$932	5%	$2,893	$2,732	6%
Recurring variable revenue	$142	$125	14%	$430	$380	13%
Non-subscription revenue	$39	$42	(9)%	$136	$137	(1)%
% of total revenue:
Subscription revenue	85%	85%		84%	84%
Recurring variable revenue	12%	11%		12%	12%
Non-subscription revenue	3%	4%		4%	4%

U.S. revenue	$691	$653	6%	$2,068	$1,927	7%
International revenue	$471	$446	6%	$1,391	$1,322	5%
% of total revenue:
U.S. revenue	59%	59%		60%	59%
International revenue	41%	41%		40%	41%

Operating profit [1]	$230	$195	18%	$649	$599	8%
Operating margin %	20%	18%		19%	18%

1 Operating profit for the three and nine months ended September 30, 2024 includes a gain on disposition of $21 million and IHS Markit merger costs of $10 million and $30 million, respectively. Operating profit for the nine months ended September 30, 2024 includes employee severance charges of $35 million and a net acquisition-related benefit of $8 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $19 million and $41 million, respectively, IHS Markit merger costs of $11 million and $36 million, respectively, and an asset write-off of $1 million. Operating profit for the nine months ended September 30, 2023 includes a gain on disposition of $46 million and an asset impairment of $5 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $151 million and $140 million for the three months ended September 30, 2024 and 2023, respectively, and $439 million and $421 million for the nine months ended September 30, 2024 and 2023, respectively.

Three Months
Revenue increased 6% primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products, partially offset by increased cancellations in the quarter. Subscription revenue growth was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the sale of Fincentric in August of 2024. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 18%. Excluding the impact of a gain on disposition in 2024 of 12 percentage points, higher employee severance charges in 2023 of 10 percentage points and higher IHS merger costs in 2023 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2024 of 7 percentage points, operating profit increased 2% primarily due to revenue growth and lower outside services expenses, partially offset by increased incentives, higher compensation costs driven by annual merit increases and increased technology costs. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months

Revenue increased 6% primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products, partially offset by increased cancellations in the nine months ended September 30, 2024. Subscription revenue growth was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the sale of Fincentric in August of 2024. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 8%. Excluding the impact of a higher gain on disposition in 2023 of 3 percentage points and higher amortization of intangibles from acquisitions in 2024 of 2 percentage points, partially offset by a net acquisition-related benefit in 2024 of 1 percentage point, higher IHS Markit merger costs in 2023 of 1 percentage point and higher employee severance charges in 2023 of 1 percentage point, operating profit increased 6% primarily due to revenue growth and lower outside services expenses, partially offset by increased incentives, higher compensation costs driven by annual merit increases and increased technology costs. Foreign exchange rates had a favorable impact of 2 percentage points.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $41 million and $120 million for the three and nine months ended September 30, 2024, respectively, and $38 million and $113 million for the three and nine months ended September 30, 2023, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$1,110	$819	36%	$3,307	$2,494	33%

Transaction revenue	$597	$326	83%	$1,804	$1,088	66%
Non-transaction revenue	$513	$493	4%	$1,503	$1,406	7%
% of total revenue:
Transaction revenue	54%	40%		55%	44%
Non-transaction revenue	46%	60%		45%	56%

U.S. revenue	$644	$444	45%	$1,900	$1,370	39%
International revenue	$466	$375	24%	$1,407	$1,124	25%
% of total revenue:
U.S. revenue	58%	54%		57%	55%
International revenue	42%	46%		43%	45%

Operating profit [1]	$676	$459	47%	$2,080	$1,422	46%
Operating margin %	61%	56%		63%	57%
1Operating profit for the three and nine months ended September 30, 2024 includes a statutorily required bonus accrual adjustment of $6 million. Operating profit for the nine months ended September 30, 2024 includes legal costs of $20 million and employee severance charges of $2 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $2 million and $8 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2024 and 2023, and $11 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively.

Three Months

Revenue increased 36%, with a favorable impact from foreign exchange rates of 1 percentage point. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. An increase in structured finance revenue driven by increased collateralized loan obligations (“CLOs”) issuance also contributed to transaction revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in new entity credit ratings revenue, partially offset by the unfavorable impact of a cumulative catch-up for customers’ unreported commercial paper issuance in the third quarter of 2023. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 47%. Excluding the impact of a statutorily required bonus accrual adjustment in 2024 of 1 percentage point, operating profit increased 48% due to revenue growth. This growth was partially offset by increased incentives as a result of financial performance and higher compensation costs driven by annual merit increases and additional headcount. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Nine Months

Revenue increased 33%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. An increase in structured finance revenue driven by increased CLOs issuance also contributed to transaction revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in new entity credit ratings revenue, partially offset by the unfavorable impact of a cumulative catch-up for customers’ unreported commercial paper issuance in the nine months ended September 30, 2023. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.
Operating profit increased 46%. Excluding the impact of legal costs in 2024 of 1 percentage point the impact of a statutorily required bonus accrual adjustment in 2024 of 1 percentage point, operating profit increased 48% due to revenue growth, partially offset by increased incentives as a result of financial performance and higher compensation costs driven by annual merit increases and additional headcount. Foreign exchange rates had a favorable impact of 1 percentage point.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the periods ended September 30:

	Three Months			Nine Months
(in billions)	2024	2023	% Change	2024	2023	% Change
Investment-grade billed issuance*	$395	$211	88%	$1,242	$877	42%
High-yield billed issuance *	$129	$65	98%	$383	$200	91%
Other billed issuance **	$481	$294	63%	$1,435	$866	66%
Total billed issuance	$1,004	$570	76%	$3,060	$1,943	57%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
Third quarter billed issuance was up as continued favorable market conditions drove issuers to capitalize on tightening borrowing spreads. Refinancing continued to drive high-yield, while M&A and other non-refinancing activity drove billed issuance increases in investment grade and bank loans. Structured finance billed issuance increases were driven primarily by new CLO issuance.

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
•Sales usage-based royalties — primarily from licensing our proprietary market price data and price assessments to commodity exchanges; and

•Non-subscription revenue — conference sponsorship, consulting engagements, events, and perpetual software licenses.
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$522	$479	9%	$1,597	$1,450	10%

Subscription revenue	$478	$432	11%	$1,387	$1,261	10%
Sales usage-based royalties	$26	$21	20%	$77	$59	31%
Non-subscription revenue	$18	$26	(31)%	$133	$130	2%
% of total revenue:
Subscription revenue	92%	90%		87%	87%
Sales usage-based royalties	5%	5%		5%	4%
Non-subscription revenue	3%	5%		8%	9%

U.S. revenue	$192	$180	6%	$634	$587	8%
International revenue	$330	$299	11%	$963	$863	12%
% of total revenue:
U.S. revenue	37%	38%		40%	40%
International revenue	63%	62%		60%	60%

Operating profit [1]	$211	$184	14%	$643	$527	22%
Operating margin %	40%	38%		40%	36%

1Operating profit for the three and nine months ended September 30, 2024 includes employee severance charges of $4 million and IHS Markit merger costs of $2 million and $12 million, respectively. Operating profit for the nine months ended September 30, 2024 includes an asset write-off of $1 million and disposition-related costs of $1 million. Operating profit for the three and nine months ended September 30, 2023 includes IHS Markit merger costs of $8 million and $28 million, respectively, and employee severance charges of $7 million and $23 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $32 million and $33 million for the three months ended September 30, 2024 and 2023, respectively, and $97 million and $99 million for the nine months ended September 30, 2024 and 2023, respectively.

Three Months
Revenue increased 9% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors also contributed to revenue growth. Revenue was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. All four business lines contributed to revenue growth in the third quarter of 2024 with the Price Assessments and Energy & Resources Data & Insights businesses being the most significant drivers, followed by the Upstream Data & Insights and Advisory & Transactional Services businesses. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 14%. Excluding the impact of higher employee severance charges in 2023 of 4 percentage points and higher IHS Markit merger costs in 2023 of 2 percentage points, operating profit increased 8%. The increase was primarily due to revenue growth partially offset by higher compensation costs driven by annual merit increases, higher incentives, investment in strategic initiatives and expenses associated with the acquisition of World Hydrogen Leaders. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months
Revenue increased 10% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors and higher consulting revenue also contributed to revenue growth. Revenue was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. All four business lines contributed to revenue growth in the first nine months of 2024 with the Price Assessments, Energy & Resources Data & Insights and Advisory & Transactional Services businesses being the most significant drivers, followed by the Upstream Data & Insights business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 22%. Excluding the impact of higher employee severance charges in 2023 of 5 percentage points and higher IHS Markit merger costs in 2023 of 5 percentage points, operating profit increased 12%. The increase was primarily due to revenue growth partially offset by higher compensation costs driven by annual merit increases, higher incentives, investment in strategic initiatives and expenses associated with the acquisition of World Hydrogen Leaders. Foreign exchange rates had a favorable impact of less than 1 percentage point.
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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$412	$379	9%	$1,198	$1,107	8%

Subscription revenue	$331	$296	12%	$966	$870	11%
Non-subscription revenue	$81	$83	(2)%	$232	$237	(2)%
% of total revenue:
Subscription revenue	80%	78%		81%	79%
Non-subscription revenue	20%	22%		19%	21%

U.S. revenue	$338	$312	8%	$986	$910	8%
International revenue	$74	$67	11%	$212	$197	8%
% of total revenue:
U.S. revenue	82%	82%		82%	82%
International revenue	18%	18%		18%	18%

Operating profit [1]	$97	$80	20%	$247	$213	16%
Operating margin %	23%	21%		21%	19%

1 Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $1 million and $2 million, respectively. Operating profit for the nine months ended September 30, 2024 includes employee severance charges of $7 million and acquisition-related costs of $1 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $3 million and $6 million, respectively, IHS Markit merger costs of $1 million and $2 million, respectively, and acquisition-related costs of $1 million and $2 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended September 30, 2024 and 2023, and $227 million and $226 million for the nine months ended September 30, 2024 and 2023, respectively.
Three Months
Revenue increased 9% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business and strong underwriting volumes within the Financial business. These increases were partially offset by a decrease in non-subscription revenue primarily due to lower recall activity in the Manufacturing business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 20%. Excluding the impact of higher employee severance charges in 2023 of 10 percentage points and acquisition-related costs in 2023 of 2 percentage points, operating profit increased 8% driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 6 percentage points.

Nine Months
Revenue increased 8% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business and strong underwriting volumes within the Financial business. These increases were partially offset by a decrease in non-subscription revenue in the Manufacturing business due to lower recall activity and marketing services. Revenue at Mobility was favorably impacted by the acquisition of Market Scan in February of 2023. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 16%. Excluding the impact of higher amortization of intangibles in 2024 of 7 percentage points and higher IHS Markit merger costs in 2024 of 4 percentage points, partially offset by higher acquisition-related costs in 2023 of 3 percentage points, operating profit increased 8% driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases, an increase in strategic investments and expenses associated with the acquisition of Market Scan. Foreign exchange rates had an unfavorable impact of 2 percentage points.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2024	2023	% Change	2024	2023	% Change
Revenue	$416	$354	18%	$1,193	$1,042	14%

Asset-linked fees	$266	$218	22%	$756	$638	18%
Subscription revenue	$74	$70	5%	$218	$206	6%
Sales usage-based royalties	$76	$66	16%	$219	$198	11%
% of total revenue:
Asset-linked fees	64%	62%		63%	61%
Subscription revenue	18%	20%		18%	20%
Sales usage-based royalties	18%	18%		19%	19%

U.S. revenue	$339	$290	17%	$970	$849	14%
International revenue	$77	$64	21%	$223	$193	15%
% of total revenue:
U.S. revenue	81%	82%		81%	81%
International revenue	19%	18%		19%	19%

Operating profit [1]	$282	$235	20%	$816	$699	17%
Less: net operating profit attributable to noncontrolling interests	70	65		208	183
Net operating profit	$212	$170	24%	$608	$516	18%
Operating margin %	68%	66%		68%	67%
Net operating margin %	51%	48%		51%	49%

1 Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $1 million and $4 million, respectively. Operating profit for the nine months ended September 30, 2024 includes and a loss on disposition of $1 million and employee severance charges of $1 million. Operating profit for the three and nine months ended September 30, 2023 includes employee severance charges of $1 million and $4 million, respectively, and IHS Markit merger costs of $1 million and $3 million, respectively. Operating profit for the nine months ended September 30, 2023 includes a gain on disposition of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended September 30, 2024 and 2023, and $27 million for the nine months ended September 30, 2024 and 2023.

Three Months
Revenue at Indices increased 18% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher data subscription revenue and higher exchange-traded derivative revenue driven by continued strength in trading volume. Ending AUM for ETFs increased 46% to $4.155 trillion compared to September 30, 2023 and average levels of AUM for ETFs increased 33% to $3.935 trillion compared to the three months ended September 30, 2023. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 20%. Excluding the impact of higher employee severance charges in 2023 of 2 percentage points, partially offset by higher IHS Markit merger costs in 2024 of 1 percentage point, operating profit increased 19% due to revenue growth partially offset by higher incentives, an increase in strategic investments and higher compensation costs driven by annual merit increases. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Nine Months
Revenue at Indices increased 14% primarily due to an increase in asset linked fees revenue driven by higher levels of AUM for ETFs and mutual funds, higher exchange-traded derivative revenue driven by continued strength in trading volume and higher data subscription revenue. Ending AUM for ETFs increased 46% to $4.155 trillion compared to September 30, 2023 and average levels of AUM for ETFs increased 31% to $3.674 trillion compared to the nine months ended September 30, 2023. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 17% due to revenue growth partially offset by higher incentives, an increase in strategic investments and higher compensation costs driven by annual merit increases. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,697 million as of September 30, 2024, an increase of $406 million from December 31, 2023.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2024	2023	% Change
Net cash provided by (used for):
Operating activities	$3,949	$2,376	66%
Investing activities	$(262)	$607	N/M
Financing activities	$(3,280)	$(2,602)	26%
N/M – Represents a change equal to or in excess of 100% or not meaningful

In the first nine months of 2024, free cash flow increased $1,575 million to $3,645 million compared to $2,070 million in the first nine months of 2023. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders, net. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities increased $1,573 million to $3,949 million for the first nine months of 2024. The increase is mainly due to higher operating results, higher cash collections and proceeds received from the termination of interest rate swaps in 2024.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities was $262 million for the first nine months of 2024 compared to cash provided by investing activities of $607 million in the first nine months of 2023, primarily due to higher cash proceeds received in 2023 related to the disposition of Engineering Solutions. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt.

Cash used for financing activities increased $678 million to $3,280 million for the first nine months of 2024. The increase is primarily attributable to proceeds received from the $750 million issuance of senior note in 2023.

During the nine months ended September 30, 2024, we purchased a total of 3.8 million shares for $2 billion of cash. During the nine months ended September 30, 2023, we purchased a total of 5.4 million shares for $2 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion 5-year credit agreement (our “credit facility”) that will terminate on April 26, 2026. As of September 30, 2024 and December 31, 2023, we had no commercial paper outstanding.

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

•On August 22, 2024, S&P Global Inc. issued new senior notes that have been registered with the SEC and guaranteed by Standard & Poor’s Financial Services LLC in exchange for $746 million of 5.25% Senior Notes due 2033 that were originally issued on September 12, 2023.
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
Summarized results of operations for the periods ended September 30, 2024 are as follows:

(in millions)	Three Months	Nine Months
Revenue	$1,016	$2,977
Operating Profit	673	2,011
Net Income	455	2,477
Net income attributable to S&P Global Inc.	455	2,477

Summarized balance sheet information as of September 30, 2024 and December 31, 2023 is as follows:

(in millions)	September 30,	December 31,
	2024	2023
Current assets (excluding intercompany from Non-Obligor Group)	$1,508	$1,303
Non-current assets	963	1,005
Current liabilities (excluding intercompany to Non-Obligor Group)	808	1,184
Non-current liabilities	11,689	11,864
Intercompany payables to Non-Obligor Group	15,538	14,185

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

(in millions)	2024	2023	% Change
Cash provided by operating activities	$3,949	$2,376	66%
Capital expenditures	(91)	(95)
Distributions to noncontrolling interest holders, net	(213)	(211)
Free cash flow	$3,645	$2,070	76%

(in millions)	2024	2023	% Change
Cash (used for) provided by investing activities	(262)	607	N/M
Cash used for financing activities	(3,280)	(2,602)	26%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of September 30, 2024 and December 31, 2023, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. As of December 31, 2023, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and Interim CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the third quarter of 2024, we received 2.6 million shares from our accelerated share repurchase (“ASR”) agreement that we entered into on July 31, 2024. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of September 30, 2024, 14.6 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2024 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1— July 31, 2024	583	$446.32	—	17.2 million
August 1 — August 31, 2024 [1]	2,632,022	489.45	2,630,330	14.6 million
September 1 — September 30, 2024	3,994	520.00	—	14.6 million
Total — Quarter [1]	2,636,599	$504.90	2,630,330	14.6 million

1 Includes 2.6 million shares received on August 1, 2024 from the initiation of our ASR agreement that we entered into on July 31, 2024.
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

During the third quarter of 2024, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the third quarter of 2024, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

On July 31, 2024, Saugata Saha, President, S&P Global Commodity Insights, adopted a pre-arranged stock trading plan for the sale of up to 2,000 shares of the Company's common stock. Mr. Saha's plan will terminate on the earlier of (i) December 31, 2024 and (ii) the date on which all sales contemplated under the plan have been executed. Mr. Saha's plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the third quarter of 2024.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*	Special Advisor Agreement, by and between Douglas L. Peterson and S&P Global Inc., dated as of July 29, 2024, incorporated by reference from the Registrant's Form 10-Q filed July 30, 2024

(10.2)*	Term sheet, dated June 25, 2024, between the Registrant and Martina Cheung

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

* These exhibits relate to management contracts or compensatory plan arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	October 24, 2024	By:	/s/ Christopher F. Craig
Christopher F. Craig
Interim Chief Financial Officer and Senior Vice President, Controller and Chief Accounting Officer