Form 10-K
period 2024-12-31
S&P Global Inc.
filed 2025-02-11
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
                                                Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2024, was $139.6 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $446.00 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 31, 2025 was 307.8 million shares, excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

Part III incorporates information by reference from the definitive proxy statement for the 2025 annual meeting of shareholders.

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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political, and regulatory conditions (including slower GDP growth or recession, instability in the banking sector and inflation), and factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, public health crises (e.g., pandemics), geopolitical uncertainty (including military conflict), and conditions that may result from legislative, regulatory, trade and policy changes, including from the new US administration;
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
•the effect of competitive products (including those incorporating generative artificial intelligence ("AI")) and pricing, including the level of success of new product developments and global expansion;
•the impact of customer cost-cutting pressures;
•a decline in the demand for our products and services by our customers and other market participants;
•our ability to develop new products or technologies, to integrate our products with new technologies (e.g., AI), or to compete with new products or technologies offered by new or existing competitors;
•our ability to attract, incentivize and retain key employees, especially in a competitive business environment;
•our ability to successfully navigate key organizational changes, including among our executive leadership;
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

PART I

Item 1. Business

Overview

S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” the “Registrant,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, consumers, traders and intermediaries within energy, chemicals, shipping, metals, carbon and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and customers. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels. We were incorporated in December of 1925 under the laws of the state of New York.

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
•Data & Advisory Solutions — a broad range of research, reference data, market data, derived analytics and valuation services covering both the public and private capital markets, delivered through flexible feed-based or API delivery mechanisms. This also includes issuer solutions for public companies, a range of products for the maritime & trade market, data and insight into Financial Institutions, the telecoms, technology and media space as well as energy transition and sustainability and supply chain data analytics;
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

Commodity Insights

Commodity Insights is a leading independent provider of information and benchmark prices for the commodity and energy markets. Commodity Insights provides essential price data, analytics, industry insights and software & services, enabling the commodity and energy markets to perform with greater transparency and efficiency. The commodity markets include producers, consumers, traders and intermediaries within energy, chemicals, shipping, metals, carbon and agriculture.

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
Segment and Geographic Data

The relative contribution of our reportable segments to operating revenue, expenses, operating profit, long-lived assets and geographic area for the three years ended December 31, 2024 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Human Capital

As of December 31, 2024, we had approximately 42,350 permanent employees located worldwide, including around 24,450 in Asia, 11,200 in the U.S. and Canada, 5,700 in Europe, Middle East, and Africa, and 1,000 in Latin America.

Our People by Geographic Region
Asia
U.S./Canada
EMEA
Latin America
2%
14%
58%
26%

The health, safety and well-being of our people working around the globe is a corporate priority, and our facilities worldwide follow internally and externally audited occupational health and safety policies.

Board Oversight & Management Implementation of Human Capital Strategy

Our Board of Directors and Company management view effective human capital management as critical to the Company’s ability to execute its strategy. As a result, the Board of Directors and the Compensation and Leadership Development Committee oversee and regularly engage with our CEO, Chief People Officer, and other members of senior leadership on a broad range of people topics, including talent attraction, development and leadership succession planning; compensation and benefits; workplace culture, health, safety and well-being; and employee engagement and retention. At the management level, our Chief People Officer is responsible for leading the development and execution of the Company’s human capital management strategy, also referred to as our “People” strategy, working together with other senior leaders across the Company.

Competitive Compensation Programs

Offering market competitive and performance-driven compensation is key to our recruitment, talent management and retention strategies. As a result, management regularly assesses employee feedback, competitor research, and market data to ensure our programs remain competitive. Our compensation program consists of a mix of:
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
We also focus on the well-being of our people by offering competitive health and retirement benefits globally, as well as a variety of well-being programs.

Retention and Engagement

In order to attract and retain the high-quality talent needed to execute our long-term strategy, we foster a performance-driven workplace culture that promotes employee engagement, satisfaction and professional development. We invite employee feedback through a variety of channels for open communication and engagement, including small group employee round-table discussions with our business leaders and members of our Board of Directors and employee engagement surveys. We also invest in our employees’ professional development by providing a wide array of global training and learning programs to help employees expand their knowledge, skills and experience, including technology training, career coaching and leadership development programs.

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

We operate in the capital, commodity, and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms, and issuers; the commodity markets include producers, consumers, traders and intermediaries within energy, chemicals, shipping, metals, carbon and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and customers. Certain risk factors are applicable to certain of our individual segments while other risk factors are applicable Company-wide.

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

•Our operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of data and information in our information systems and networks and those of our third-party service providers, including our vendors. Cyber threats continue to evolve and are increasingly difficult to detect and successfully defend against. As a result, cyber threats have in the past and may in the future defeat the measures that we or our third-party service providers take to anticipate, detect, avoid, or mitigate such threats.
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
•The cyber threats we and our third-party service providers (including our vendors) face are rapidly evolving and are becoming increasingly sophisticated (including through the use of generative artificial intelligence ("AI")) and include denial of service attacks, ransomware, spyware, phishing/smishing/vishing attacks, business compromise attacks, employee errors, negligence or malfeasance, the use of malicious codes or worms, payment fraud, and other unauthorized occurrences on, or conducted through, our or our third-party service providers’ (including our vendors’) information systems and networks, originating from a wide variety of sources, including criminals, terrorists, nation states, financially motivated actors, internal actors, and external service providers. The cyber risks the Company faces range from cyber attacks common to most industries, to more sophisticated and targeted attacks, including attacks carried out by state-sponsored actors, intended to obtain unauthorized access to certain information or information systems or networks due in part to our prominence in the global marketplace, such as our ratings on debt issued by sovereigns and corporate issuers, our impending methodology changes in our benchmarks businesses, or the composition of our indices. Our third-party service providers, including our vendors, are also the subject of a variety of cyber attacks, including attacks carried out by state-sponsored actors.
•We and our third-party service providers, including our vendors, experience cyber attacks, data breaches and other cyber threats of varying degrees on a regular basis. The volume of such attacks, breaches and threats has increased over the years and we expect that volume to continue to increase. Breaches of our or our third-party service providers’ (including our vendors’) information systems and networks may cause material interruptions or malfunctions in our or such third-party’s websites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us, our business or our customers. Although we have not experienced a cyber attack or data breach that has had a material adverse effect on us, we may experience such an event in the future.
•In the ordinary course of business, we are exposed to vulnerabilities in widely deployed third-party software. While such vulnerabilities have not resulted in a material adverse effect on the Company, they require us to devote time and resources to remediation on a regular basis. Notwithstanding our efforts, we may suffer a material adverse effect resulting from such vulnerabilities in the future.
•Misappropriation, improper modification, destruction, corruption or unavailability of our data and information, including personal data, due to cyber incidents, attacks or other security breaches, or the perception of such an occurrence, could damage our brand and reputation, result in litigation, regulatory actions, sanctions or other statutory penalties, or lead to loss of customer confidence in our security measures and reliability. While such incidents have not had a material impact on the Company to date, future incidents could materially harm our ability to retain customers and gain new ones, result in financial losses that are either not insured against or not fully covered through any insurance maintained by us, and lead to increased expenses related to addressing or mitigating the risks associated with any such incidents. We may be required to expend significant resources to mitigate the impact of any errors, interruptions, delays or cessations of service and we may have insufficient recourse against our third-party service providers, including our vendors. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties, including as a result of a failure of our third-party service providers, including our vendors, to inform us of incidents impacting their information systems or networks in a timely manner could result in regulatory or litigation risk, and reputational harm.
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

We operate in highly competitive markets that continuously change to adapt to customer needs. We could experience material threats to our existing businesses from the rise of new competitors due to the rapidly changing environment in which we operate. For instance, new competitors are leveraging AI in their offerings in ways that could materially reduce demand for our products and services (for example, by deploying AI in ways that make processing of information relatively inexpensive or free or by leveraging AI to build indices or ETFs). In order to maintain a competitive position, we invest in innovation, new offerings and enhancements, including new ways to deliver our products and services (including through AI). These new or enhanced offerings resulting from our investments sometimes do not, and may not in the future, achieve market acceptance, profit or the level of profitability that we expect or have experienced historically.

Our inability to successfully develop, adapt, or implement new and improved processes and technology could materially adversely impact our business, financial condition or results of operations.

•The rapid change of technology is a key feature of all of the markets in which we operate. To succeed in the future, we will need to deploy improved processes and technology to innovate, design, develop, assemble, test, market, and support new products and enhancements to our existing products in a timely and cost-effective manner.
•Innovation and constant development in support of new products and enhancements to existing products calls for the implementation of new and improved processes and technologies that require related change management efforts. While we employ a certain level of internal and external resources to mitigate the risks associated with implementing process and technology improvements, new processes and technologies that are still in development tend to be subject to more risks than established processes and technologies. For instance, we are incorporating AI in internal operations across our Company, which subjects us to a variety of risks, as further described in the risk factor entitled “Our approach to AI may not be successful, which could materially and adversely affect our business, financial condition or results of operations.” Additionally, certain of our new processes require manual data entry or collection before they can be automated, which subjects them to greater risk of human error. We may also face unexpected challenges in execution that may require more management attention than expected, thus diverting management time and energy from other businesses. The foregoing and other unforeseen factors could also result in additional commitments of financial resources and business disruptions.
•We have transitioned an important portion of our technology to a cloud-based infrastructure, which is complex, time consuming, and involves substantial expenditures. Our utilization of cloud services is critical to developing and providing products and services to our customers, scaling our business for future growth, accurately maintaining data and otherwise operating our business; any such implementation involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. We may discover material deficiencies in our design or implementation or maintenance of the new cloud-based systems that could adversely affect our business. Disruptions to either the outsourced systems or the communication links between us and the outsourced supplier negatively affect our ability to operate our data systems, and impair our ability to provide services to our customers.
•Enhancing existing products and developing new products often requires effective collaboration across various divisions, functions and business lines of the Company. Ineffective or insufficient collaboration across divisions, functions and business lines decreases our ability to expand geographically, enhance products, innovate, increase sales, promote brand awareness (and can lead to brand confusion) and may result in a material adverse effect on our business, financial condition or results of operations.

Increased availability of free or relatively inexpensive information sources may materially reduce demand for our products and could have a material adverse effect on our business, financial condition or results of operations.

In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and advances in public cloud computing and open source software are expected to continue. Moreover, AI is being used in a way that is significantly increasing access to publicly available free or relatively inexpensive information. Given the importance of data to our products and services, the continued growth of publicly available free or relatively inexpensive information could materially reduce demand for our products and services. Demand could also be materially reduced as a result of cost-cutting initiatives at certain companies and organizations that choose to use publicly available free or relatively inexpensive information rather than pay for our products and services. Although we believe our products are enhanced by our analysis, tools, delivery mechanisms and applications, if a large number of smaller customers or a critical number of larger customers choose to use public sources of free or relatively inexpensive information as a substitute for our products or services, it could have a material adverse effect on our business, financial condition or results of operations.

Our approach to AI may not be successful, which could materially and adversely affect our business, financial condition or results of operations.

AI is an emerging technology that is fundamentally changing the way data is gathered, produced, protected, licensed, processed, and consumed. Given the importance of data to our products and services, AI continues to be an increasingly important part of our business and industry. We have established a Company-wide AI strategy to drive our approach to data protection, licensing and AI integration in our processes, products and services. We have made significant investments in various AI initiatives. However, the AI landscape is complex and rapidly evolving, and new and enhanced laws and regulations (or inadequate laws or regulations), governmental or regulatory scrutiny, competition from established or emerging companies, litigation, ethical concerns, cybersecurity concerns, intellectual property concerns, or other complications could materially and adversely impact our ability to protect our data and intellectual property, to develop and offer products and services that effectively use AI, to compete with other AI products or services, to improve efficiency of existing products or services through the effective use of AI to remain competitive, or to incorporate AI in our internal operations, or could materially increase our burden and cost of research, development and regulatory compliance. As discussed in the risk factor entitled “The markets in which we operate continuously change to adapt to customer needs. Our inability to innovate and compete with new or enhanced products and services of our competitors could impact our profitability,” competitors are deploying AI in ways that could materially reduce demand for our products and services. Additionally, we may be unable to protect our data from unintended use or access by third-party AI systems. For additional risks related to intellectual property rights, see the risk factor entitled “Our ability to protect our intellectual property rights could impact our competitive position.” The development, testing and deployment of AI systems requires continued investment and may materially increase the cost profile of our offerings due to the nature of the computing cost involved in such systems. In addition, the number of approaches to integrating and commercializing AI is currently large, and many of those approaches may fail to gain market acceptance or become obsolete as AI continues to evolve. At this time, we are unable to predict which offerings will ultimately be successful. Notwithstanding our investments, our products and services may become less marketable or less competitive, or potentially obsolete if either our approach to integrating AI into our products and services fails to gain market acceptance or our approach to protecting our data and intellectual property is ultimately inadequate. Any of these factors could materially and adversely affect our business, financial condition or results of operations.

Social, ethical and operational issues relating to the use of new and evolving technologies, such as AI, in our offerings could materially and adversely affect our business, financial condition or results of operations.

Many of our offerings use new and evolving technologies, such as AI. These new and evolving technologies often present social and ethical risks and challenges that could affect their adoption, and therefore our business. For example, the use of AI could lead to harmful consequences such as accuracy issues, unintended biases or discriminatory outputs. Enabling or offering solutions that draw controversy due to their perceived or actual impact on society or failing to properly remediate any social or ethical issues that may arise in our offerings may result in material brand or reputational harm, competitive harm, legal liability or loss of public confidence, or a material reduction to the marketability or competitiveness of our products and services. For our AI products and services to be competitive in the evolving and continually developing AI landscape, we must apply resources and make investments to secure such competitiveness and to ensure that our AI products and services are developed and implemented in a way to minimize unintended and harmful impacts. In addition, our failure to continue development and adoption of ethical and transparent policies and procedures related to AI could negatively impact our reputation and customer confidence. Any of these social, ethical or operational issues could materially and adversely affect our business, financial condition or results of operations.

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
•This may include a disruption involving physical or technological infrastructure used by us or third parties with or through whom we conduct business, whether due to human error, natural disasters, power loss, telecommunication failures, cyber attacks, data breaches, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise. Our efforts to secure and plan for potential disruptions of our major operating systems are not always successful, and future disruptions could have a material adverse effect on the Company.
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
•On May 30, 2024, we experienced an outage caused by an erroneous internal modification of code in an enterprise technology tool. The outage resulted in loss of access to a significant amount of our products and services for various periods of time, ranging from approximately 1 hour to approximately 52 hours. Although this outage did not have a material adverse effect on the Company, it called our attention to certain deficiencies in our controls and system architecture. While we have taken steps to address these deficiencies, we may experience outages or other disruptions in the future, and such outages or disruptions may have a material adverse effect on the Company.
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
•Many of these proceedings, investigations and inquiries (including market studies) regularly relate to the activity of our Ratings, Indices, and Commodity Insights businesses. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to our regulated products and services, antitrust matters, and other matters, such as environmental, social and governance (“ESG”) matters. From time to time, we also face proceedings, investigations or inquiries related to tax matters. Enhancements to our products and services combined with evolving regulation requires us to continuously evaluate our regulatory and compliance obligations, and government and self-regulatory agencies may conduct investigations to determine whether our products and services subject us to additional regulations. Any of these proceedings, investigations or inquiries (including market studies) impose additional expenses on the Company, require the attention of senior management, and could ultimately result in adverse judgments, damages, fines, penalties, activity restrictions, reduced demand for our products and services, or negative impacts on our cash flows, which could have a material adverse effect on our business, financial condition or results of operations.
•In view of the uncertainty inherent in litigation, government and regulatory enforcement matters, and changing political sentiments, we cannot predict the eventual outcome of the matters we are currently facing or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments or impact of activity restrictions may be. The outcome of matters we are currently facing or that we may face in the future could have a material adverse effect on our business, financial condition or results of operations.
•As litigation or the process to resolve pending matters progresses, as the case may be, we continuously review the latest information available and assess our ability to predict the outcome of such matters and the effects, if any, on our consolidated financial condition, cash flows, business and competitive position, which sometimes requires us to record liabilities in the consolidated financial statements.
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

•We, and certain types of information we collect, compile, use, and publish, are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients, employees and products in the jurisdictions in which we operate. Further, global privacy, data localization, data maintenance, data transfer and data protection legislation, regulatory, enforcement, and policy activity are rapidly and continually evolving and creating a complex regulatory compliance environment. There is also increasing concern among certain privacy and data protection advocates, government regulators, litigators, and the press regarding marketing and privacy matters as well as data protection, particularly as they relate to individual privacy, threats to personal information, and perceived national security interests. Costs and adaptation of our business practices to comply with and implement the increasing privacy-related and data protection, data maintenance and transfer restriction measures have been, and we expect will continue to be, significant, particularly as the laws and regulations across jurisdictions change frequently and sometimes conflict. In addition, such measures, as well as any associated inquiries or investigations or any other government actions, increase our operating costs and require significant management time and attention, and may result in negative publicity and subject us to costs that may harm our business, including fines or damages as well as demands or orders that we modify or cease existing business practices.
•There has been increased public attention regarding the use and transfer of personal information, accompanied by examinations of regulated entities, and legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature and interpretations by courts of privacy and data protection laws around the world, including in jurisdictions such as the U.S. (including in an increasing number of U.S. states), the European Union (the “EU”), the People’s Republic of China and India, could have a significant impact on our processing of personal and sensitive information of our employees, vendors and customers and other data, and in turn, our business practices.
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
•We devote meaningful time and financial resources to compliance with current and future applicable international and U.S. privacy, cybersecurity, data protection and related laws and regulations. We have made, and expect to continue to make, capital investments and other expenditures to address cybersecurity preparedness and prevent future cyber incidents and breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. Any such expenses that we incur in the future, which could be material, will impact our results of operations in the period in which they are incurred, but may not meaningfully limit the success of future attempts to compromise our information or information technology systems.
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

Future legislation, regulatory reform or policy changes, such as financial services regulatory reform, energy or commodity-specific regulation, including oil, regulations related to pricing providers, credit rating data, data privacy, operational resilience and cybersecurity, tax regulations, AI, ESG (including matters of diversity, equity and inclusion (“DEI”)), government-sponsored enterprise reform and increased infrastructure spending and significant changes in trade policy (including sanctions and tariffs), could impact our business. There are currently a number of laws and regulations in jurisdictions in which we operate around the world that have recently been adopted but not yet implemented or have been proposed or are being considered to which we or our clients will or may become subject, but at this time their impact on our business and results of operations remains uncertain. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the foregoing changes could increase our litigation and regulatory exposure, directly impact our results of operations and cash flows, adversely affect our ability to provide our products and services, or adversely impact the demand for our products and services. Such changes may also impact our business by creating increased volatility and uncertainty in the markets in which we operate. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Increasing regulation of our Ratings business in the U.S., Europe and elsewhere can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•The financial services industry is highly regulated, rapidly evolving and subject to the potential for increasing regulation in the U.S., Europe and elsewhere. The businesses conducted by Ratings are regulated under the laws of various jurisdictions around the world, including the U.S. Credit Rating Agency Reform Act of 2006, the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Securities Exchange Act of 1934, the EU’s credit rating agency regulation, and the U.K.’s credit rating agency regulation.
•The U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC, the European Commission, including through the European Securities Market Authority (“ESMA”) and the U.K. Financial Conduct Authority (“FCA”), as well as regulators in other countries in which Ratings operates, have reviewed the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies, and they may conduct such reviews in the future. Other laws, regulations and rules relating to credit rating agencies are from time to time considered by local, national and multinational bodies and are likely to continue to be considered in the future, including, for example, provisions seeking to reduce regulatory and investor reliance on credit ratings or to increase competition among credit rating agencies, provisions regarding remuneration and rotation of credit rating agencies, and liability standards applicable to credit rating agencies. Other laws, regulations and rules are being considered or are likely to be considered in the future that may impact ancillary and other services provided by Ratings in addition to its credit rating products and services. Examples include regulatory oversight regimes for ESG ratings providers which may impose new regulatory requirements regarding some of Ratings’ ancillary and other services, such as the EU regulation on the transparency and integrity of ESG rating activities adopted by the European Parliament and Council in November 2024, or draft legislation published by the U.K. in 2024 to empower the FCA to supervise ESG ratings providers.
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

Our international business activities must comport with international trade restraints, including economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which could affect our ability to market and/or sell our products and services into certain countries where we do business. Failure to comply with these laws and regulations can result in significant fines and penalties and related material adverse effects on our reputation, business, financial condition and results of operations.

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
•Additional international trade restraints may be promulgated at any time, including following the recent change in the US administration, and may require changes to our operations and increase our risk of noncompliance.
•Failure to comply with these laws and regulations can result in significant fines and penalties and related material adverse effects on our reputation, business, financial condition and results of operations. The Company has previously settled and paid fines in connection with such matters.

We may become subject to liability or face reputational harm due to our offerings.

•Some of our products and services support the investment processes and other activities of our clients, which, in the aggregate, manage or own trillions of dollars of assets. The use of our products or services as part of such activities, including the investment process, from time to time exposes us to claims for significant dollar amounts by our clients or the parties whose assets are managed by our clients. Such claims have not materially adversely affected us to date, but future claims may have a material adverse effect on our business, financial condition or results of operations.
•We have a heightened risk of litigation and reputational harm due to our role in the global markets, particularly within our ratings and indices businesses.
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
•Any claim relating to our products or services, even one in which the outcome is ultimately favorable to us, involves a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

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
•Economic conditions and volatility across the globe are generally affected by negative or uncertain economic and political conditions. In addition, natural and man-made disasters, public health crises (e.g., pandemics), and military conflict, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East, introduce volatility and uncertainty into the global capital and commodities markets and negatively impact general economic conditions. Volatile, negative or uncertain economic and political conditions in our significant markets typically undermine business confidence in our significant markets or in other markets, which are increasingly interdependent. Because we operate globally and have significant businesses in many markets, increased volatility or an economic slowdown in any of those markets typically adversely affects our results of operations. For example, military conflicts typically result in adverse and uncertain economic conditions such as negatively impacting global demand for goods and services; causing supply chain disruptions (e.g., tensions across the Taiwan Straight that could lead to semiconductor supply disruption); increasing costs for transportation, energy and other raw materials; and causing an increase in cybersecurity incidents. Such conditions typically result in increased volatility and disruption to the global economy and the markets in which we operate, thereby adversely impacting our results of operations.
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

Inability to attract, retain or train key qualified personnel or to navigate key management transitions could have a material adverse effect on our business and results of operations.

The development, maintenance, sale and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained key personnel. Accordingly, our business is dependent on successfully attracting, retaining and training talented employees and navigating key management transitions (including in our executive leadership team) in a highly competitive business environment. Our ability to attract and retain talented employees is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. While we offer competitive salary and benefit packages, intense competition for talent within our markets is driving difficulties in attracting and retaining skilled employees. Key management transitions, such as the recent changes to our executive leadership team, involve inherent risk, and such transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge. If we are less successful in our recruiting efforts, or if we are unable to attract, retain or train key qualified personnel or to navigate key management transitions, our ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected, which could have a material adverse effect on our business and results of operations.

Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations.

•We have made and expect to continue to make acquisitions, divestitures and other strategic transactions to strengthen our business and grow our Company. For example, we acquired Visible Alpha, World Hydrogen Leaders and ProntoNLP on May 1, 2024, May 14, 2024, and December 31, 2024, respectively, and we sold Fincentric and our PrimeOne business on August 15, 2024 and November 1, 2024, respectively. Such transactions present significant challenges and risks, as the market for acquisitions, divestitures and other strategic transactions is highly competitive, especially in light of industry consolidation, which affects our ability to complete such transactions.
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
◦divestitures requiring continued financial involvement in the divested business through continuing equity ownership, guarantees, indemnities, other financial or operational obligations, or transition services obligations;
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

•The markets for credit ratings, financial research, market data and solutions, index-based products, automotive data, commodities analytics and price assessments, and related news and information about these markets are intensely competitive. Our businesses compete domestically and internationally on the basis of a number of factors, including the quality of their offerings, client service, reputation, price, geographic scope, range of products and technological innovation.
•While our businesses face competition from traditional content and analytics providers (including exchanges), we also face competition from non-traditional providers, many of whom are our clients, such as asset managers, investment banks, private equity and technology-led companies that are adding content and analytics capabilities to their core businesses.
•The competitive landscape also experiences consolidation in the form of mergers and acquisitions, joint ventures or strategic partnerships, which results in competitors that are better capitalized or that are able to gain a competitive advantage through synergies.
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
•Changes in the markets in which we compete from time to time drive us to lower the fees we charge for our products and services in order to remain competitive. In addition, if we are not able to successfully compete with our competitors, we may be required to significantly reduce the costs for our products or services, or we may lose significant market share, revenue or customers, which would materially adversely affect our business, financial condition and results of operations. Moreover, certain of our fees are based on the performance of our customers, and such fees are negatively impacted when our customers’ performance is down, including due to changes in their markets.

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
•We make significant investments in information technology data centers and other technology initiatives and such investments may not result in increased revenues.
•We rely on data provided by third-party data suppliers for a variety of our products and we rely significantly on AWS to provide, develop and maintain our cloud infrastructure. We are facing increasing costs from our third-party service providers due to a number of reasons, including inflationary pressures and costs associated with the increasing complexity of the data we require.
•Although we believe we are prudent in our investment strategies and execution of our implementation plans, the ultimate recoverability or effectiveness of these investments is not yet known.
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

From time to time, we lose key outside suppliers of data, products, and services or the data, products, or services of these suppliers have errors or are delayed, resulting in a disruption or inability to provide our clients with the information, products or services they desire.

•Our ability to produce our products and services and develop new products and services is dependent upon the products and services of other suppliers, including certain data, software and service suppliers. Some of our products and services and their related value are dependent upon updates from our data suppliers and most of our information and data products and services are dependent upon continuing access to historical and current data.
•Many of our suppliers are also our competitors, and from time to time they negotiate to change the terms of the data and products that they supply to us in order to gain an advantage in the marketplace, which could materially harm our business.
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
•The consolidation of our suppliers has reduced the number of firms we partner with, which has impacted the size of our supplier base for certain products and services and resulted in an increase in fees charged by certain of our supplier partners.
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

Our inability to successfully recover should we, our third-party service providers or our clients experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

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
•The steps governments take to prevent or contain a disaster or other business continuity problem (such as travel restrictions, shelter in place orders, business shutdowns, or quarantines) may negatively impact our operations, or the operations of our third-party service providers or clients, or may limit our ability to interact with clients and effectively maintain and grow our operations, including through securing new subscriptions and renewals.
•The negative impact of a disaster or other business continuity problem on our clients could result in our products and services facing pricing pressure or delayed renewals, and challenges to new sales, which would in turn reduce revenue, ultimately impacting our results of operations.
•We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we, our third-party service providers or our clients experience a disaster or other business continuity problem, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

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
•We provide credit ratings, pricing and valuation services, benchmark products, indices, and ESG scores and data, many of which depend on contributions or inputs from third parties or market participants. Our customers and other market participants expect us to be able to demonstrate that our products and services are produced independently and are not readily subject to manipulation. We believe our products and services are designed with appropriate methodologies, processes, and procedures to maintain independence and integrity; however, we may not be able to prevent third parties or market participants from working together or colluding to try to manipulate their inputs and thus the resulting outputs of our products and services. From time to time, we are involved in third-party investigations or litigation related to the markets and stakeholders our products and services serve. Any failures, negative publicity, investigations, or lawsuits that implicate the independence and integrity of our credit ratings, pricing and valuation services, benchmarks, indices, and ESG scores and data could result in a loss of confidence in the administration of these products and services and could harm our reputation and our business.
•Negative perceptions or publicity could damage our reputation with customers, prospects, regulators, and the public generally, which in turn could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisitions or other combinations. For example, we have faced and could in the future face negative perceptions or publicity with respect to our sustainability and corporate responsibility policies and practices (including DEI) or our ESG products, methodologies, or scores, including as a result of a revision, suspension or withdrawal of, or a failure to meet, our publicly disclosed ESG (including DEI) and climate-related targets, goals or practices, or as a result of misalignment with evolving market standards, ESG regulations and codes of conduct or regulatory expectations. In addition, we have faced and could in the future face similar negative perceptions or publicity as a result of “anti-ESG/DEI” sentiment among certain stakeholders, including governmental authorities, regulators, shareholders and customers.
•Our divisions are all actively engaged in analyzing and providing views on economic conditions, including assessing the impact of events that create volatility and economic uncertainty, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East and tensions across the Taiwan Strait. Notwithstanding the care we take in carrying out our work, the views and assumptions we express, the conclusions we draw, the actions we take (including, but not limited to, rating actions, revising the composition of our indices, etc.), and the work our divisions produce are likely to be heavily scrutinized with the benefit of hindsight. We have faced significant regulatory and media scrutiny following prior periods of volatility and economic uncertainty. Such scrutiny has in the past and may in the future impact our reputation, brand and credibility and result in government and regulatory proceedings, investigations, inquiries and litigation.
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
◦high interest rates or fluctuation in interest rates, currency exchange rates or commodities markets,
◦limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries,
◦differing accounting principles and standards,
◦increases in taxes or changes in U.S. or foreign tax laws (for example, the Pillar Two international tax framework established by the Organisation for Economic Co-operation and Development, which includes a global minimum tax of 15%),

◦potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law,
◦changes in applicable laws and regulatory requirements, including data localization requirements,
◦restrictive actions of governmental authorities in the jurisdictions in which we operate affecting trade, cross-border data transfer and foreign investment, especially during periods of heightened tension between governmental authorities in such jurisdictions, including protective measures such as export restrictions and customs duties and tariffs, government intervention favoring local competitors, data localization efforts, and restrictions on the level of foreign ownership,
◦nationalization, expropriation, price controls, withdrawal of licenses to operate, and unilateral termination of contracts by government entities,
◦competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions, and
◦civil unrest, protests, terrorism, unstable governments, geopolitical uncertainties and legal systems, and other factors.
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
•We rely on the business infrastructure and systems of third parties with whom we do business and to whom we outsource the maintenance and development of operational and technological functionality, including our AWS “cloud” computing services. Our service providers could experience system breakdowns or failures, outages (such as the 2024 CrowdStrike outage), downtime, cyber attacks, adverse changes to financial condition, bankruptcy or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to “the cloud” or to other third parties may increase our risk exposure.

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

We believe there remains significant opportunity to expand our business into major geographic and product markets (including energy transition, private markets and emerging markets), and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. These markets may not develop as anticipated or we may not have success in these markets, in which case we may be unable to recover our investment spent to expand our business into these markets or may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

Our indebtedness, or a downgrade to our credit ratings, could adversely affect our business, financial condition, and results of operations.

•We may incur substantial additional indebtedness (including secured indebtedness) for many reasons, including to fund acquisitions, which could have significant consequences on our future operations, including: making it more difficult for us to satisfy our indebtedness obligations and our other ongoing business obligations, which may result in defaults; events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses; limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy; placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged; and increasing our vulnerability to the impact of adverse economic and industry conditions.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and strategy.

Integrated Risk Management

Management is responsible for the day-to-day management of the Company’s risk exposures in a manner consistent with the strategic direction and objectives established by the Board. As a critical component of the Company’s risk management process, management has adopted an integrated risk management framework to continuously identify, assess, measure, manage, monitor and report current and emerging non-financial risks. As part of this framework, the Company has an Enterprise Risk Management (“ERM”) Committee which is chaired by the Company’s Chief Risk Officer. Our Chief Information Security Officer (“CISO”) is also a member of the ERM Committee. The ERM Committee oversees the Company’s risk management framework, including the implementation of the framework components across the Company and promotes a strong Company-wide culture of risk management, compliance and control.

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

Third-party Risk Management

Our risk management program also assesses third-party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers.

Impact of Risks from Cybersecurity Threats

We are regularly subject to cybersecurity attacks. None of the risks from cybersecurity threats we’ve faced to date have materially affected, and we do not believe are reasonably likely to materially affect the Company, our business strategy, results of operations or financial condition. For further information about risks we face from cybersecurity threats, see the risk factor entitled "Our size, scale and role in the global markets increases our risk for cyber attacks and other cyber-security risks. Our information systems and networks and those of our third-party service providers are exposed to risks related to cybersecurity and protection of confidential information, including material non-public information, which could have a material adverse effect on our business, financial condition or results of operations" in Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

Role of Management

In addition to the risk management activities undertaken by the ERM Committee, our corporate information security organization, led by our CISO, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The current CISO has more than 27 years of technology industry leadership, cybersecurity expertise and engineering and operations experience. The corporate information security organization manages and continually enhances the Company’s enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience to minimize the business impact should an incident occur. Central to this organization is our cyber incident response team, which is responsible for the Company’s protection, detection and response capabilities. In the event of a cybersecurity incident, the Company is equipped with an incident response plan that includes: (i) detection and analysis, (ii) containment and eradication, and (iii) remediation and (iv) preparation for future incidents. Incident responses are led by our Information Security team and supported by Legal, Compliance and other functions as appropriate. The CISO and the Chief Digital Solutions Officer provide regular updates to the Board and the Audit Committee concerning the Company’s technology and cybersecurity programs, associated risks and the Company’s efforts to help mitigate those risks.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 147 locations; 37 are in the U.S. In addition, we own real property at 6 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following individuals are the executive officers of the Company:

Name	Age	Position
Martina L. Cheung	49	President and Chief Executive Officer
Eric W. Aboaf	60	Executive Vice President, Chief Financial Officer (effective Feb. 19, 2025)
Christopher F. Craig	51	Interim Chief Financial Officer
Market Intelligence
Saugata Saha	49	President, S&P Global Market Intelligence & Chief Enterprise Data Officer, S&P Global
Ratings
Yann Le Pallec	56	President, S&P Global Ratings
Commodity Insights
Mark Eramo	61	Co-President, S&P Global Commodity Insights
David Ernsberger	50	Co-President, S&P Global Commodity Insights
Mobility
Edouard Tavernier	51	President, S&P Global Mobility
Indices
Dan Draper	56	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
Girish Ganesan	44	Executive Vice President, Chief People Officer
Steven J. Kemps	60	Executive Vice President, Chief Legal Officer
S. Swamy Kocherlakota	58	Executive Vice President, Chief Digital Solutions Officer
Sally Moore	49	Executive Vice President, Chief Client Officer
Christina Twomey	44	Senior Vice President, Chief Communications Officer

Mr. Aboaf will begin serving as Executive Vice President, Chief Financial Officer on February 19, 2025. Mr. Aboaf is joining S&P Global from State Street Corporation, where he has served as Chief Financial Officer since 2016 and as Vice Chairman since 2022.
Ms. Cheung, prior to becoming President and Chief Executive Officer on November 1, 2024, was President, S&P Global Ratings since February 28, 2022, was President, S&P Global Market Intelligence since January 2, 2019, was Head of Risk Services for S&P Global Market Intelligence since September 2015, was Chief Strategy Officer for S&P Global since March 2014, and was Vice President of Operations for S&P Global Ratings since joining the Company in 2010.
Mr. Craig has served as Interim Chief Financial Officer since February 12, 2024 and he will continue serving in this role until Mr. Aboaf assumes the role. Mr. Craig currently also serves as Senior Vice President, Controller and Chief Accounting Officer. Prior to becoming the Company's Senior Vice President, Controller and Chief Accounting Officer on September 7, 2018, Mr. Craig served as Vice President, Assistant Controller of the Company, and prior to that as Senior Director, Technical Accounting and Policy. Mr. Craig joined the Company in 2010.
Mr. Draper, prior to becoming Chief Executive Officer at S&P Dow Jones Indices on June 15, 2020, served as Managing Director & Global Head of Exchange Traded Funds at Invesco Distributors Inc. since June 2013.
Mr. Eramo, prior to becoming co-President of S&P Global Commodity Insights on November 1, 2024, was Head of Fuels, Chemicals & Resource Solutions for S&P Global Commodity Insights since February 2022, was Senior Vice President, in downstream market services for IHS Markit since March 2021, and was Vice President downstream market services for IHS Markit since October 2019.
Mr. Ernsberger, prior to becoming co-President of S&P Global Commodity Insights on November 1, 2024, was Head of Market Reporting and Trading Solutions for S&P Global Commodity Insights since March 2022, was Global Head of Pricing & Market Insight for S&P Global Commodity Insights (then known as S&P Global Platts) since January 2020, was Global Head of Commodities Pricing for S&P Global Platts since October 2016, was Global Director, Oil for S&P Global Platts since March 2010, was Senior Editorial Director, Asia for S&P Global Platts since January 2004, was the Houston Bureau Chief for S&P Global Platts since July 2001, was Managing Editor, European Natural Gas and Electricity Markets for S&P Global Platts since

January 1999, and was Managing Editor, Europe & Africa Metals Markets for S&P Global Platts since he joined the Company in June 1996.
Mr. Ganesan, prior to becoming Executive Vice President, Chief People Officer on November 1, 2024, was Senior Vice President, People for S&P Global since he joined the Company in October 2021. Prior to joining the Company, Mr. Ganesan was Global Head of Diversity and Inclusion and Head of US Talent at TD Bank Group since November 2018.
Mr. Kemps, prior to becoming Executive Vice President, Chief Legal Officer, served as Executive Vice President, General Counsel since August 2016 at S&P Global.
Mr. Kocherlakota, prior to becoming Executive Vice President, Chief Digital Solutions Officer on December 12, 2023, was Executive Vice President, Chief Information Officer since January 13, 2020, was Chief Information Officer since January 1, 2018, and was Global Head of Infrastructure & Cloud and Enterprise Services since July 2017.
Mr. Le Pallec, prior to becoming President of S&P Global Ratings on November 1, 2024, was Executive Managing Director, Head of Global Ratings Services for S&P Global Ratings since April 2017, was Executive Managing Director, Global Head of Corporate Ratings for S&P Global Ratings since April 2016, was Executive Managing Director, Head of EMEA Ratings for S&P Global Ratings since December 2011, was Managing Director, Head of EMEA Corporate and Government Ratings for S&P Global Ratings since August 2010, was Managing Director, Head of EMEA Government and Insurance Ratings for S&P Global Ratings since July 2009, was Managing Director, Head of EMEA Insurance Ratings for S&P Global Ratings since April 2005, was Director, Head of Paris and Frankfurt Insurance Ratings for S&P Global Ratings since October 2003, was Director, previously Associate Director, Paris Insurance Ratings for S&P Global Ratings since he joined the Company in December 1999.
Ms. Moore, prior to becoming Executive Vice President, Chief Client Officer on November 1, 2024, was Executive Vice President, Global Head of Strategy, M&A and Partnerships since February 28, 2022, and prior to that was Executive Vice President, Global Head of Corporate Development & Strategic Alliances at IHS Markit since January 2018.
Mr. Saha, prior to becoming President of S&P Global Market Intelligence and Chief Enterprise Data Officer of S&P Global, was President of S&P Global Commodity Insights (then known as S&P Global Platts) since January of 2021, was Chief Financial Officer for S&P Global Platts and S&P Global Market Intelligence since October 2018, was Senior Vice President, Financial Planning & Analyses and Corporate Strategy for S&P Global since August 2017, was Senior Managing Director, Head of M&A Integration and Strategic Initiatives for S&P Global since August 2015, and was Managing Director, Global Strategy and Business Development for S&P Global Ratings since he joined the Company in April 2014.
Mr. Tavernier, prior to becoming President, S&P Global Mobility on February 28, 2022, was Executive Vice President, Head of Transportation for IHS Markit since December 2019, and was Senior Vice President, Transportation for IHS Markit since 2016.
Ms. Twomey, prior to becoming Senior Vice President, Chief Communications Officer on November 1, 2024, was Global Head of Communications for S&P Global since January 2024, was Vice President, Head of Communications for S&P Global Ratings and S&P Global Sustainable1 since March 2020, was Head of Enterprise Communications for S&P Global since January 2019, was Head of Technology Communications for S&P Global since April 2018, and was Head of External Communications for S&P Global Market Intelligence since September 2015 when she joined the Company through the acquisition of SNL Financial.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

S&P Global Inc.’s common stock is traded on the New York Exchange (“NYSE”) under the ticker symbol (“SPGI”). The approximate number of record holders of our common stock as of January 31, 2025 was 2,639.

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc., Verisk Analytics, Inc. and Intercontinental Exchange, Inc. Returns assume $100 invested on December 31, 2019 and total return includes reinvestment of dividends through December 31, 2024.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2024 and 2023 were as follows:

	2024	2023
$0.91 per quarter in 2024	$3.64
$0.90 per quarter in 2023		$3.60

On January 28, 2025, the Board of Directors approved a quarterly common stock dividend of $0.96 per share.

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

Repurchase of Equity Securities

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the fourth quarter of 2024, we repurchased 2.6 million shares under the 2022 Repurchase Program and, as of December 31, 2024, 12.0 million shares remained under the 2022 Repurchase Program. Further discussion relating to our ASR agreements can be found in Note 9 - Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under the program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2024 pursuant to our 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2024 [1]	2,609,191	$505.24	2,606,734	12.0	million
Nov. 1 - Nov. 30, 2024	7,006	489.37	—	12.0	million
Dec. 1 - Dec. 31, 2024	59,424	499.15	—	12.0	million
Total — Quarter	2,675,621	$504.08	2,606,734	12.0	million
1 Includes 2.3 million shares received from the initiation of our ASR agreement that we entered into on October 28, 2024. Average price paid per share information does not include this accelerated share repurchase transaction.

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the years ended December 31, 2024 and 2023, respectively. The MD&A provides information on factors that we believe are important in understanding our results of operations and comparability and certain other factors that may affect our future results. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2024, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

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

OVERVIEW

We are a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, consumers, traders and intermediaries within energy, chemicals, shipping, metals, carbon and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and customers.

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

See Note 2 — Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial

Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion.

Shareholder Return

During the three years ended December 31, 2024, we have returned approximately $21.9 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $18.6 billion and distributed regular quarterly dividends totaling approximately $3.3 billion. Also, on January 28, 2025, the Board of Directors approved a quarterly common stock dividend of $0.96 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$14,208	$12,497	$11,181	14%	12%
Operating profit [2]	$5,580	$4,020	$4,944	39%	(19)%
% Operating margin	39%	32%	44%
Diluted earnings per share from net income	$12.35	$8.23	$10.20	50%	(19)%
 1    % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
 2    Operating profit for the year ended December 31, 2024 includes employee severance charges of $127 million, IHS Markit merger costs of $133 million, gain on dispositions of $59 million, legal settlement costs of $20 million, disposition-related costs of $9 million, Executive Leadership Team transition costs of $8 million, a statutorily required bonus accrual adjustment of $7 million, lease impairments of $2 million and a net acquisition-related benefit of $1 million. Operating profit for the year ended December 31, 2023 includes IHS Markit merger costs of $236 million, employee severance charges of $184 million, acquisition-related costs of $77 million, loss on dispositions of $70 million, disposition-related costs of $24 million, lease impairments of $14 million, asset impairments of $9 million and an asset write-off of $1 million. Operating profit for the year ended December 31, 2022 includes a gain on dispositions of $1.9 billion, IHS Markit merger costs of $619 million, employee severance charges of $289 million, a S&P Foundation grant of $200 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, lease impairments of $5 million, legal costs of $5 million, an asset write-off of $4 million and an acquisition-related benefit of $4 million. Operating profit also includes amortization of intangibles from acquisitions of $1.1 billion for the years ended December 31, 2024 and 2023, and $959 million for the year ended December 31, 2022.

2024
Revenue increased 14% driven by increases at all of our reportable segments, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. The increase at Ratings was driven by growth in both transaction revenue and non-transaction revenue. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue. The increase at Market Intelligence was primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products. Revenue growth at Commodity Insights was primarily due to continued demand for market data and market insights products. The increase at Indices was primarily due to higher asset-linked fees revenue, higher over-the-counter derivatives revenue, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Mobility was primarily due to new business growth within the Dealer business and strong underwriting volumes within the Financial business. Revenue at Market Intelligence was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the divestitures of Fincentric and the PrimeOne business in August of 2024 and November of 2024, respectively. Revenue at Commodity Insights was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. Revenue at Mobility was favorably impacted by the acquisition of Market Scan in February of 2023. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 39%. Excluding the impact of a gain on dispositions in 2024 compared to a loss on dispositions, net in 2023 of 7 percentage points, higher IHS Markit merger costs in 2023 of 5 percentage points, a net acquisition-related benefit in 2024 compared to acquisition-related costs in 2023 of 4 percentage points, higher employee severance charges in 2023 of 3 percentage points, higher disposition-related costs in 2023 of 1 percentage point and higher lease impairments in 2023 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2024 of 2 percentage points and legal settlement costs in 2024 of 1 percentage point, operating profit increased 21%. The increase was primarily due to revenue growth, partially offset by increased incentives as a result of financial performance, higher compensation costs driven by annual merit increases and investments in strategic initiatives, and higher technology costs. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Powering Global Markets is the framework for our forward-looking business strategy. Through this framework, we seek to deliver an exceptional, differentiated customer experience by enhancing our foundational capabilities, evolving and growing our core businesses, and pursuing growth via adjacencies. In 2025, we are striving to deliver on our strategic priorities in the following key areas:

Financial

•Meeting or exceeding our 2025 enterprise financial and sustainability goals; and

•Delivering targeted capital return to shareholders.

Customer at the Core

•Enhancing customer support and seamless user experience with an enterprise mindset and focus on ease of discoverability, distribution, and delivery of our product and services and integrated cross-divisional capabilities;

•Generating value from technology consolidation projects; and

•Expanding value for targeted strategic accounts.

Grow and Innovate

•Protecting and growing revenue by integrating generative artificial intelligence (“AI”) into product and creating new products; and

•Accelerating growth in transformational adjacencies.

Data and Technology

•Maximizing the value of our data estate for our internal and external customers at scale to drive efficiency, leveraging cutting edge tools and technologies; and

•Driving speed and efficiency by integrating AI into internal workflows and processes.

Lead and Inspire

•Maintaining our enterprise engagement through appropriate actions, messaging and ongoing activities;

•Sustaining an inclusive culture where every individual feels valued, respected and empowered; and

•Continuing to promote AI skills development for all employees.

Execute and Deliver

•Enhancing our capital allocation framework to assess and reallocate capital to the highest value opportunities across S&P Global;

•Driving continuous commitment to risk management, compliance, and control across the Enterprise and strengthening and standardizing first line risk management; and

•Creating a more sustainable impact.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors in this Annual Report on Form 10-K.

Further projections and discussion on our 2025 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$14,208	$12,497	$11,181	14%	12%
Expenses:
Operating-related expenses	4,391	4,141	3,753	6%	10%
Selling and general expenses	3,166	3,159	3,396	—%	(7)%
Depreciation and amortization	1,173	1,143	1,013	3%	13%
Total expenses	8,730	8,443	8,162	3%	3%
(Gain) loss on dispositions, net	(59)	70	(1,898)	N/M	N/M
Equity in Income on Unconsolidated Subsidiaries	(43)	(36)	(27)	20%	33%
Operating profit	5,580	4,020	4,944	39%	(19)%
Other (income) expense, net	(25)	15	(70)	N/M	N/M
Interest expense, net	297	334	304	(11)%	10%
Loss on extinguishment of debt	—	—	8	N/M	N/M
Provision for taxes on income	1,141	778	1,180	47%	(34)%
Net income	4,167	2,893	3,522	44%	(18)%
Less: net income attributable to noncontrolling interests	(315)	(267)	(274)	(18)%	3%
Net income attributable to S&P Global Inc.	$3,852	$2,626	$3,248	47%	(19)%
N/M- Represents a change equal to or in excess of 100% or not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$14,208	$12,497	$11,181	14%	12%

Subscription revenue	7,346	6,963	6,201	5%	12%
Non-subscription / transaction revenue	2,986	2,093	1,807	43%	16%
Non-transaction revenue	1,858	1,730	1,640	7%	5%
Asset-linked fees	1,046	859	862	22%	—%
Sales usage-based royalties	393	348	286	13%	22%
Recurring variable	579	504	385	15%	31%
% of total revenue:
Subscription revenue	52%	55%	55%
Non-subscription / transaction revenue	21%	17%	16%
Non-transaction revenue	13%	14%	15%
Asset-linked fees	7%	7%	8%
Sales usage-based royalties	3%	3%	3%
Recurring variable	4%	4%	3%

U.S. revenue	$8,640	$7,542	$6,653	15%	13%
International revenue:
European region	3,256	2,822	2,597	15%	9%
Asia	1,491	1,375	1,246	8%	10%
Rest of the world	821	758	685	8%	11%
Total international revenue	$5,568	$4,955	$4,528	12%	9%
% of total revenue:
U.S. revenue	61%	60%	60%
International revenue	39%	40%	40%

2024
Revenue increased 14% as compared to 2023. Subscription revenue increased in 2024 primarily due to growth in work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products at Market Intelligence, continued demand for Commodity Insights market data and market insights products and new business growth within the Dealer business and strong underwriting volumes within the Financial business at Mobility, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue driven by increased issuance volumes due to higher refinancing activity. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in new entity credit ratings revenue. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds and higher over-the-counter derivatives revenue. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. Revenue at Market Intelligence was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the divestitures of Fincentric and the PrimeOne business in August of 2024 and November of 2024, respectively. Revenue at Commodity Insights was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. Revenue at Mobility was favorably impacted by the acquisition of Market Scan in February of 2023. See “Segment Review” below for further information.
The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

2023
Revenue increased 12% as compared to 2022. Subscription revenue increased in 2023 primarily due to the impact of the merger with IHS Markit. Subscription revenue growth in Desktop products, Credit & Risk Solutions and Data & Advisory Solutions at Market Intelligence, continued demand for Commodity Insights market data and market insights products and higher data subscription revenue at Indices, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-subscription / transaction revenue increased due to the impact of the merger with IHS Markit, growth in corporate bond ratings revenue and bank loan ratings revenue due to higher refinancing activity at Ratings and an increase in conference revenue at Commodity Insights, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023. Non-transaction revenue increased due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary, partially offset by a decrease in new entity credit ratings revenue. Asset linked fees remained relatively unchanged at Indices due to higher average levels of assets under management for ETFs, offset by product mix. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative revenue at Indices and an increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to the impact of the merger with IHS Markit and fixed income new issuance volumes. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2024 and 2023:

(in millions)	2024		2023		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$2,059	$1,143	$1,946	$1,165	6%	(2)%
Ratings [2]	1,044	582	963	468	8%	24%
Commodity Insights [3]	696	464	644	461	8%	1%
Mobility [4]	469	511	408	502	15%	2%
Indices [5]	244	238	221	219	10%	9%
Engineering Solutions	—	—	85	27	N/M	N/M
Intersegment eliminations [6]	(186)	—	(177)	—	5%	N/M
Total segments	4,326	2,938	4,090	2,842	6%	3%
Corporate Unallocated expense [7]	65	228	51	317	27%	(28)%
	$4,391	$3,166	$4,141	$3,159	6%	—%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1    In 2024, selling and general expenses include employee severance charges of $77 million, IHS Markit merger costs of $36 million, a net acquisition-related benefit of $12 million and Executive Leadership Team transition costs of $3 million. In 2023, selling and general expenses include employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, an asset impairment of $5 million and an asset write-off of $1 million.
2 In 2024, selling and general expenses include legal settlement costs of $20 million, a statutorily required bonus accrual adjustment of $6 million and employee severance charges of $5 million. In 2023, selling and general expenses include employee severance charges of $10 million and an asset impairment of $1 million.
3 In 2024, selling and general expenses include IHS Markit merger costs of $14 million, employee severance charges of $13 million, asset write-offs of $1 million and disposition-related costs of $1 million. In 2023, selling and general expenses include IHS Markit merger costs of $35 million, employee severance charges of $26 million and acquisition-related costs of $2 million.
4 In 2024, selling and general expenses include employee severance charges of $7 million, IHS Markit merger costs of $4 million, acquisition-related costs of $2 million and a liability write-off of $1 million. In 2023, selling and general expenses include employee severance charges of $9 million, IHS Markit merger costs of $3 million and acquisition-related costs of $2 million.
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
7 In 2024, selling and general expenses include IHS Markit merger costs of $75 million, employee severance charges of $24 million, acquisition-related costs of $8 million, disposition-related costs of $8 million, Executive Leadership Team transition costs of $5 million, lease impairments of $1 million and an asset write-off of $1 million. In 2023, selling and general expenses include IHS Markit merger costs of $147 million, employee severance charges of $43 million, disposition-related costs of $24 million, lease impairments of $14 million and acquisition-related costs of $4 million.
Operating-Related Expenses
Operating-related expenses increased 6% as compared to 2023, primarily driven by higher compensation costs, increased incentives and higher technology costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses remained relatively flat, increasing less than 1%. Excluding the impact of higher IHS Markit merger costs in 2023 of 4 percentage points, higher acquisition-related costs in 2023 of 3 percentage points, higher employee severance charges in 2023 of 2 percentage points and higher disposition-related costs in 2023 of 1 percentage point, partially offset by legal settlement costs in 2024 of 1 percentage point, selling and general expenses increased 9%. The increase was primarily driven by increased incentives and higher compensation costs, partially offset by a decrease at Engineering Solutions due to its sale on May 2, 2023.

Depreciation and Amortization
Depreciation and amortization was $1,173 million in 2024 compared to $1,143 million in 2023, primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

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
N/M - Represents a change equal to or in excess of 100% or not meaningful
1    In 2023, selling and general expenses include employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, an asset impairment of $5 million and an asset write-off of $1 million. In 2022, selling and general expenses include employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million.
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

Operating-Related Expenses
Operating-related expenses increased by 10% as compared to 2022, primarily driven by the impact of the merger with IHS Markit, higher compensation costs and increased incentives.

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

(Gain) Loss on Dispositions, net

During the year ended December 31, 2024, we completed the following dispositions that resulted in a pre-tax gain of $59 million, which was included in (Gain) loss on dispositions, net in the consolidated statement of income:

•In November of 2024, we recorded a pre-tax gain of $38 million ($27 million after-tax) in (Gain) loss on dispositions, net in the consolidated statements of income related to the sale of the PrimeOne business in our Market Intelligence segment.

•In August of 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in (Gain) loss on dispositions, net in the consolidated statements of income related to the sale of Fincentric in our Market Intelligence segment.

During the year ended December 31, 2023, we completed the following disposition and received the following contingent payment that resulted in a pre-tax loss of $70 million, which was included in (Gain) loss on dispositions, net in the consolidated statement of income:

•During the year ended December 31, 2023, we recorded a pre-tax loss of $120 million in (Gain) loss on disposition, net and disposition-related costs of $16 million in selling and general expenses in the consolidated statements of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions.

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

During the year ended December 31, 2022, we completed the following dispositions that resulted in a pre-tax gain of $1.9 billion, which was included in (Gain) loss on dispositions, net in the consolidated statements of income:

•In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the year ended December 31, 2022, we recorded a pre-tax gain of $505 million ($378 million after-tax) for the sale of LCD. During the year ended December 31, 2022, we recorded a pre-tax gain of $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in (Gain) loss on dispositions, net in the consolidated statements of income.

•In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

•In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after tax) in (Gain) loss on dispositions, net in the consolidated statements of income related to the sale of CGS.

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
The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Market Intelligence [1]	$875	$714	$2,488	22%	(71)%
Ratings [2]	2,707	1,864	1,672	45%	11%
Commodity Insights [3]	845	704	591	20%	19%
Mobility [4]	312	260	213	20%	22%
Indices [5]	1,103	925	927	19%	—%
Engineering Solutions [6]	—	19	15	N/M	24%
Total segment operating profit	5,842	4,486	5,906	30%	(24)%
Corporate Unallocated expense [7]	(305)	(502)	(989)	39%	49%
Equity in Income on Unconsolidated Subsidiaries [8]	43	36	27	20%	33%
Total operating profit	$5,580	$4,020	$4,944	39%	(19)%
N/M - Represents a change equal to or in excess of 100% or not meaningful
1    2024 includes employee severance charges of $77 million, gain on dispositions of $59 million, IHS Markit merger costs of $36 million, a net acquisition-related benefit of $12 million and Executive Leadership Team transition costs of $3 million. 2023 includes employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, a gain on disposition of $46 million, an asset impairment of $5 million and an asset write-off of $1 million. 2022 includes a gain on disposition of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $591 million, $561 million and $474 million, respectively.
2 2024 includes legal settlement costs of $20 million, a statutorily required bonus accrual adjustment of $6 million and employee severance charges of $5 million. 2023 includes employee severance charges of $10 million and an asset impairment of $1 million. 2022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. 2024, 2023 and 2022, include amortization of intangibles from acquisitions of $14 million, $8 million and $7 million, respectively.
3 2024 includes IHS Markit merger costs of $14 million, employee severance charges of $13 million, asset write-offs of $1 million and disposition-related costs of $1 million. 2023 includes IHS Markit merger costs of $35 million, employee severance charges of $26 million and acquisition-related costs of $2 million. 2022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $130 million, $131 million and $111 million, respectively.
4 2024 includes employee severance charges of $7 million, IHS Markit merger costs of $4 million, acquisition-related costs of $2 million and a liability write-off of $1 million. 2023 includes employee severance charges of $9 million, IHS Markit merger costs of $3 million and acquisition-related costs of $2 million. 2022 includes an acquisition-related benefit of $14 million, employee severance charges of

$4 million and IHS Markit merger costs of $3 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $303 million, $301 million and $241 million, respectively.
5    2024 includes IHS Markit merger costs of $4 million, a loss on disposition of $1 million and employee severance charges of $1 million. 2023 includes employee severance charges of $5 million, a gain on disposition of $4 million and IHS Markit merger costs of $4 million. 2022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $36 million, $36 million and $31 million, respectively.
6 2023 includes amortization of intangibles from acquisitions of $1 million. 2022 includes employee severance charges of $4 million and amortization of intangibles from acquisitions of $35 million.
7 2024 includes IHS Markit merger costs of $75 million, employee severance charges of $24 million, acquisition-related costs of $8 million, disposition-related costs of $8 million, Executive Leadership Team transition costs of $5 million, gain on disposition of $2 million, lease impairments of $1 million and an asset write-off of $1 million. 2023 includes IHS Markit merger costs of $147 million, a loss on disposition of $120 million, employee severance charges of $43 million, disposition-related costs of $24 million, lease impairments of $14 million and acquisition-related costs of $4 million. 2022 includes IHS Markit merger costs of $553 million, a S&P Foundation grant of $200 million, employee severance charges of $107 million, disposition-related costs of $24 million, a gain on acquisition of $10 million, an asset impairment of $9 million, acquisition-related costs of $8 million, lease impairments of $5 million and an asset write-off of $3 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $3 million, $3 million and $4 million, respectively.
8 2023 includes an asset impairment of $2 million. 2024, 2023 and 2022 includes amortization of intangibles from acquisitions of $56 million, $56 million and $55 million, respectively.

2024
Segment Operating Profit — Segment operating profit increased 30% as compared to 2023. Excluding the impact of a net acquisition-related benefit in 2024 compared to acquisition-related costs in 2023 of 7 percentage points, higher employee severance costs in 2023 of 3 percentage points, higher IHS Markit merger costs in 2023 of 3 percentage points, a higher gain on dispositions in 2024 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2024 of 3 percentage points, legal settlement costs in 2024 of 2 percentage points and a statutorily required bonus accrual adjustment in 2024 of 1 percentage point, segment operating profit increased 22%. The increase was primarily due to revenue growth, partially offset by increased incentives as a result of financial performance, higher compensation costs driven by annual merit increases and higher technology costs. See “Segment Review” below for further information.

Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 39% compared to 2023. Excluding the impact of a loss on disposition in 2023 of 8 percentage points, higher IHS Markit merger costs in 2023 of 5 percentage points, higher employee severance costs in 2023 of 1 percentage points, higher lease impairments in 2023 of 1 percentage point and higher disposition-related costs in 2023 of 1 percentage point, Corporate Unallocated expense increased 23% primarily due to higher incentives and compensation costs.

Equity in Income on Unconsolidated Subsidiaries— The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each of the company’s post-trade services into a new joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company’s business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture acquired in connection with the merger with IHS Markit. Equity in Income on Unconsolidated Subsidiaries was $43 million for the year ended December 31, 2024 and $36 million for the year ended December 31, 2023.

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

2023
Segment Operating Profit — Segment operating profit decreased 24% as compared to 2022. Excluding the unfavorable impact of a higher gain on dispositions in 2022 of 33 percentage points, higher amortization of intangibles from acquisitions in 2023 of 2 percentage points and higher acquisition-related costs of 1 percentage point, partially offset by higher employee severance charges in 2022 of 1 percentage point, segment operating profit increased 12%. The increase was primarily due to revenue growth, partially offset by higher compensation costs and increased incentives. See “Segment Review” below for further information.
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

Other (Income) Expense, net

Other (income) expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net for 2024 was $25 million, other expense, net in 2023 was $15 million and other income, net for 2022 was $70 million. During 2023 and 2022, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.S. retirement plan and U.K. plan, respectively, triggering the recognition of a non-cash pre-tax settlement charge of $23 million and $13 million, respectively. Excluding amortization of intangibles from acquisitions in 2024 of $6 million and pre-tax settlement charges in 2023 and 2022, other income, net was $31 million, $9 million, and $83 million for 2024, 2023, 2022, respectively. The increase in other income, net in 2024 compared to 2023 was primarily due to an increase in net periodic benefit cost in 2024 and gains on our mark-to-market investments in 2024 compared to losses in 2023. The decrease in other income, net in 2023 compared to 2022 was primarily due to losses on our mark-to-market investments in 2023 compared to gains in 2022.

Interest Expense, net

Interest expense, net decreased $37 million in 2024 compared to 2023 primarily due to a benefit from our net investment hedge program, reduced expense related to commercial paper borrowings in 2024 and higher interest income from invested cash. Interest expense, net increased $30 million in 2023 compared to 2022 primarily due to the issuance of $750 million 5.25% senior notes in September of 2023 and incremental expense related to commercial paper borrowings. See Note 5 - Debt to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion.

Loss on Extinguishment of Debt, Net

In 2022, we recognized an $8 million loss on extinguishment of debt which includes a tender premium paid to tendering note holders in accordance with the terms of the tender offer of $142 million, partially offset by a $134 million non-cash write-off related to the fair market value step up premium on extinguished debt.

Provision for Income Taxes

Our effective tax rate was 21.5%, 21.2% and 25.1% for 2024, 2023 and 2022, respectively. Fluctuation in tax rates by year is primarily due to tax charge on merger related divestitures and change in mix of income by jurisdiction.

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
On December 31, 2024, we completed the acquisition of ProntoNLP, a leading provider of generative artificial intelligence tooling, allowing users to derive differentiated insights from unstructured and structured data. The acquisition is part of our Market Intelligence segment and its intellectual property is expected to power broader enterprise-wide applications. ProntoNLP’s proprietary models and LLM-based signal tools will bolster S&P Global’s textual data analytics capabilities. The acquisition of ProntoNLP is not material to our consolidated financial statements.
On November 1, 2024, we completed the sale of the PrimeOne business, our outsourced technology platform servicing the global prime finance business. During the year ended December 31, 2024, we recorded a pre-tax gain of $38 million ($27 million after-tax) in (Gain) loss on dispositions, net in the consolidated statement of income related to the sale of PrimeOne in our Market Intelligence segment.
On August 15, 2024, we completed the sale of Fincentric, formerly known as Markit Digital. This sale followed our announced intent to explore strategic opportunities for Fincentric in February of 2024. Fincentric was S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric was acquired by S&P Global through the merger with IHS Markit and was part of our Market Intelligence segment. During the year ended December 31, 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in (Gain) loss on dispositions, net in the consolidated statement of income related to the sale of Fincentric in our Market Intelligence segment.
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

In June of 2022, we completed the previously announced sale of LCD, a business within our Market Intelligence segment, to Morningstar. During the year ended December 31, 2022, we recorded a pre-tax gain of $505 million ($378 million after-tax) in (Gain) loss on dispositions, net in the consolidated statements of income for the sale of LCD.

In March of 2022, we completed the previously announced sale of CUSIP Global Services (“CGS”), a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after-tax) in (Gain) loss on dispositions, net in the consolidated statements of income related to the sale of CGS.

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
•Data & Advisory Solutions — a broad range of research, reference data, market data, derived analytics and valuation services covering both the public and private capital markets, delivered through flexible feed-based or API delivery mechanisms. This also includes issuer solutions for public companies, a range of products for the maritime & trade market, data and insight into Financial Institutions, the telecoms, technology and media space as well as energy transition and sustainability and supply chain data analytics;
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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$4,645	$4,376	$3,811	6%	15%

Subscription revenue	$3,882	$3,685	$3,263	5%	13%
Recurring variable revenue	$579	$504	$385	15%	31%
Non-subscription revenue	$184	$187	$163	(2)%	15%
% of total revenue:
Subscription revenue	84%	84%	86%
Recurring variable revenue	12%	12%	10%
Non-subscription revenue	4%	4%	4%

U.S. revenue	$2,766	$2,600	$2,231	6%	17%
International revenue	$1,879	$1,776	$1,580	6%	12%
% of total revenue:
U.S. revenue	60%	59%	59%
International revenue	40%	41%	41%

Operating profit [1]	$875	$714	$2,488	22%	(71)%
% Operating margin	19%	16%	65%

12024 includes employee severance charges of $77 million, gain on dispositions of $59 million, IHS Markit merger costs of $36 million, a net acquisition-related benefit of $12 million and Executive Leadership Team transition costs of $3 million. 2023 includes employee severance charges of $90 million, acquisition-related costs of $69 million, IHS Markit merger costs of $49 million, a gain on disposition of $46 million, an asset impairment of $5 million and an asset write-off of $1 million. 2022 includes a gain on dispositions of $1.8 billion, employee severance charges of $90 million, IHS Markit merger costs of $35 million and acquisition-related costs of $2 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $591 million, $561 million and $474 million, respectively.
2024

Revenue increased 6% primarily due to subscription revenue growth for work flow solutions at Enterprise Solutions, data feed products within Data and Advisory Solutions, RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and Market Intelligence Desktop products, partially offset by increased cancellations during the year ended December 31, 2024. Revenue growth was favorably impacted by the acquisition of Visible Alpha in May of 2024 and unfavorably impacted by the divestitures of Fincentric and the PrimeOne business in August of 2024 and November of 2024, respectively. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 22%. Excluding the impact of a net acquisition-related benefit in 2024 compared to acquisition-related costs in 2023 of 16 percentage points, a higher gain on dispositions in 2024 of 2 percentage points, higher employee severance charges in 2023 of 2 percentage points, higher IHS Markit merger costs in 2023 of 2 percentage points and an asset impairment in 2023 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2024 of 6 percentage points, operating profit increased 5% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, increased incentives, increased technology costs and expenses associated with the acquisition of Visible Alpha. Foreign exchange rates had a favorable impact of 3 percentage points.

2023

Revenue increased 15% primarily due to the impact of the merger with IHS Markit. Subscription revenue growth for Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, and data feed products within Data and Advisory Solutions also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit decreased 71%. Excluding the impact of a higher gain on dispositions in 2022 of 79 percentage points, higher amortization of intangibles in 2023 of 4 percentage points, higher acquisition-related costs of 3 percentage points and higher IHS Markit merger costs in 2023 of 1 percentage point, operating profit increased 16% primarily due to revenue growth, partially offset by expenses associated with the merger with IHS Markit, higher compensation costs and increased incentives. Foreign exchange rates had a favorable impact of 1 percentage point.

Industry Highlights and Outlook

Market Intelligence continues to focus on developing key product offerings in growth areas such as energy transition and sustainability and growing new products and product features by leveraging technology investments. Product launches and innovation continued at Market Intelligence in 2024 with the introduction of several new products and product features leveraging technology investments.

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

Market Intelligence is subject to global regulation, particularly in the European Union, the U.K., the U.S. and increasingly so in other jurisdictions. Several laws and regulations in the European Union, the U.K. and the U.S. have been adopted but not yet implemented, or have been proposed or are being considered, to which Market Intelligence, or its clients, will or may become subject, including laws and regulations related to pricing providers, sustainability, credit rating data, data privacy and cyber security and technology and organizational resilience. For example, the EU passed the Digital Operational Resilience Act in December 2022 (“DORA”), which became effective January 17, 2025. DORA imposes operational resilience and cyber security standards and obligations, including technical and organizational standards and responsibilities which require technology and/or organizational investment, upon (i) many Market Intelligence financial market clients, who aim to pass such obligations onto vendors like Market Intelligence, and (ii) information and communications technology providers designated by the EU as “Critical Third Party Providers,” which in certain instances includes Market Intelligence. The U.K. Financial Conduct Authority has published a consultation on establishing a UK Operational Resilience Framework, which if adopted may impact our Market Intelligence financial market clients who may look to pass such obligations onto vendors like Market Intelligence. In addition, from time to time, government and self-regulatory agencies in jurisdictions where we operate conduct market studies on our markets, which may result in the imposition of remedies that impact our business.

At this time, the exact impact on Market Intelligence of any such recently adopted or proposed laws or regulations, or market studies, remains uncertain, but they could increase the regulatory exposure of Market Intelligence and are anticipated to increase the costs and legal risks relating to certain of Market Intelligence’s activities. Furthermore such laws and regulations may adversely affect the ability of Market Intelligence to provide its products and services, or result in changes in the demand for its products and services. If Market Intelligence fails to comply with any such laws or regulations, it could be subject to significant litigation, civil or criminal penalties, monetary damages, regulatory enforcement actions or fines. Regulatory developments may also present commercial opportunities to Market Intelligence to develop further or different services to enable better compliance by its clients.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for 2024, 2023 and 2022 was $162 million, $154 million and $143 million, respectively.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$4,370	$3,332	$3,050	31%	9%

Transaction revenue	$2,326	$1,425	$1,241	63%	15%
Non-transaction revenue	$2,044	$1,907	$1,809	7%	5%
% of total revenue:
Transaction revenue	53%	43%	41%
Non-transaction revenue	47%	57%	59%

U.S. revenue	$2,500	$1,824	$1,652	37%	10%
International revenue	$1,870	$1,508	$1,398	24%	8%
% of total revenue:
U.S. revenue	57%	55%	54%
International revenue	43%	45%	46%

Operating profit [1]	$2,707	$1,864	$1,672	45%	11%
% Operating margin	62%	56%	55%
12024 includes legal settlement costs of $20 million, a statutorily required bonus accrual adjustment of $6 million and employee severance charges of $5 million. 2023 includes employee severance charges of $10 million and an asset impairment of $1 million. 2022 includes employee severance charges of $24 million, legal costs of $5 million and an asset write-off of $1 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $14 million, $8 million and $7 million, respectively.

2024

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
Operating profit increased 45%. Excluding the impact of legal settlement costs in 2024 of 1 percentage point, operating profit increased 46% due to revenue growth, partially offset by increased incentives as a result of financial performance and higher compensation costs driven by annual merit increases and additional headcount. Foreign exchange rates had a favorable impact of 1 percentage point.

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

The following table provides billed issuance levels based on Ratings’ internal data feeds for the years ended December 31:

(in billions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Investment-grade billed issuance *	$1,497	$1,102	$1,038	36%	6%
High-yield billed issuance *	$501	$258	$163	94%	59%
Other billed issuance **	$1,914	$1,179	$1,137	62%	4%
Total billed issuance	$3,911	$2,539	$2,338	54%	9%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.

Billed issuance was up in 2024 as continued favorable market conditions drove issuers to capitalize on tightening borrowing spreads. Refinancing continued to drive high-yield, while M&A and other non-refinancing activity also drove billed issuance increases in investment grade and bank loans. Structured finance billed issuance increases were driven primarily by new CLO issuance.

Industry Highlights and Outlook

Revenue increased in 2024 primarily driven by an increase in corporate bond ratings revenue, bank loan ratings revenue and an increase in non-transaction revenue. Increased issuance volumes due to higher refinancing activity drove increases in corporate bond ratings revenue and bank loan ratings revenue. An increase in structured finance revenue driven by increased CLO issuance also contributed to transaction revenue growth.

Energy transition and sustainability initiatives and international expansion in emerging markets continue to be areas of focus for Ratings.

Legal and Regulatory Environment

General
Ratings and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries, and therefore existing and proposed laws and regulations can impact the Company’s operations and the markets in which it operates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. We have reviewed the new laws, regulations and rules which have been adopted and we have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a material adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are from time to time considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including, for example, provisions seeking to reduce regulatory and investor reliance on credit ratings or to increase competition among credit rating agencies, provisions regarding remuneration and rotation of credit rating agencies, and liability standards applicable to credit rating agencies. Similarly, other laws, regulations and rules are being adopted or considered or are likely to be considered in the future that may impact ancillary and other services provided by Ratings in addition to its credit rating products and services, for example regulatory oversight regimes for ESG ratings providers such as the EU regulation on the transparency and integrity of ESG rating activities that was adopted by the European Parliament and Council in November 2024 (the "EU ESG Ratings Regulation"). The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to Ratings’ activities, or adversely affect our ability to compete and/or our remuneration, or result in changes in the demand for our products and services.

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

Since January 2025, Ratings has been subject in the EU to new operational resilience and cyber security standards under the Digital Operational Resilience Act, including technical and organizational standards and responsibilities which may require technology and/or organizational investment.

The EU ESG Ratings Regulation will start applying mid-2026 and could impose new regulatory requirements regarding some of Ratings' ancillary and other services.

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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$2,142	$1,946	$1,685	10%	16%

Subscription revenue	$1,873	$1,707	$1,492	10%	14%
Sales usage-based royalties	$103	$81	$67	27%	21%
Non-subscription revenue	$166	$158	$126	5%	25%
% of total revenue:
Subscription revenue	87%	88%	89%
Sales usage-based royalties	5%	4%	4%
Non-subscription revenue	8%	8%	7%

U.S. revenue	$835	$773	$673	8%	15%
International revenue	$1,307	$1,173	$1,012	11%	16%
% of total revenue:
U.S. revenue	39%	40%	40%
International revenue	61%	60%	60%

Operating profit [1]	$845	$704	$591	20%	19%
% Operating margin	39%	36%	35%

12024 includes IHS Markit merger costs of $14 million, employee severance charges of $13 million, asset write-offs of $1 million and disposition-related costs of $1 million. 2023 includes IHS Markit merger costs of $35 million, employee severance charges of $26 million and acquisition-related costs of $2 million. 2022 includes employee severance charges of $45 million and IHS Markit merger costs of $26 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $130 million, $131 million and $111 million, respectively.

2024

Revenue increased 10% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors and higher consulting revenue also contributed to revenue growth. Revenue was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. All four business lines contributed to revenue growth in 2024 with the Price Assessments, Energy & Resources Data & Insights and Advisory & Transactional Services businesses being the most significant drivers, followed by the Upstream Data & Insights business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 20%. Excluding the impact of higher IHS Markit merger costs in 2023 of 5 percentage points and higher employee severance charges in 2023 of 3 percentage points, operating profit increased 12%. The increase was primarily due to revenue growth partially offset by higher compensation costs driven by annual merit increases, higher incentives, investment in strategic initiatives and expenses associated with the acquisition of World Hydrogen Leaders. Foreign exchange rates had a favorable impact of less than 1 percentage point.

2023

Revenue increased 16% primarily due to the impact of the merger with IHS Markit, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and higher conference revenue. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges mainly due to increased trading volumes also contributed to revenue growth. The Energy & Resources Data & Insights, Price Assessments and Upstream Data & Insights businesses continue to be the most significant revenue streams, followed by the Advisory & Transactional Services business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 19%. Excluding the impact of higher amortization of intangibles from acquisitions in 2023 of 6 percentage points and higher IHS Markit merger costs in 2023 of 3 percentage points, partially offset by higher employee severance charges in 2022 of 6 percentage points, operating profit increased 16%. The increase was primarily due to revenue growth partially offset by expenses associated with the merger with IHS Markit, higher compensation costs, increased incentives, an increase in costs related to the Commodity Insights conferences in 2023 and an increase in strategic investments. Foreign exchange rates had a favorable impact of 1 percentage point.

Industry Highlights and Outlook

In 2024, sustained demand for market data and market insights products, an increase in sales usage-based royalties from the licensing of our proprietary market data and price assessments to commodity exchanges mainly due to increased trading volumes, higher consulting revenue and the favorable impact of the acquisition of World Hydrogen Leaders in May of 2024 contributed to revenue growth. Commodity Insights continues to focus on developing new products and product features leveraging technology investments and developing key product offerings in energy transition and sustainability.

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
Other laws, regulations and rules are being adopted or considered or are likely to be considered in the future that may impact Commodity Insights, for example regulatory oversight regimes for ESG ratings providers such as the EU regulation on the transparency and integrity of ESG rating activities that was adopted by the European Parliament and Council in November 2024 (the "EU ESG Ratings Regulation"). The EU ESG Ratings Regulation will start applying mid-2026 and could impose new regulatory requirements regarding some of Commodity Insights’ ancillary and other services. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to Commodity Insights’ activities, or adversely affect our ability to compete and/or our remuneration, or result in changes in the demand for our products and services.
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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$1,609	$1,484	$1,142	8%	30%

Subscription revenue	$1,299	$1,169	$888	11%	32%
Non-subscription revenue	$310	$315	$254	(2)%	24%
% of total revenue:
Subscription revenue	81%	79%	78%
Non-subscription revenue	19%	21%	22%

U.S. revenue	$1,325	$1,223	$932	8%	31%
International revenue	$284	$261	$210	9%	24%
% of total revenue:
U.S. revenue	82%	82%	82%
International revenue	18%	18%	18%

Operating profit [1]	$312	$260	$213	20%	22%
% Operating margin	19%	18%	19%

1     2024 includes employee severance charges of $7 million, IHS Markit merger costs of $4 million, acquisition-related costs of $2 million and a liability write-off of $1 million. 2023 includes employee severance charges of $9 million, IHS Markit merger costs of $3 million and acquisition-related costs of $2 million. 2022 includes an acquisition-related benefit of $14 million, employee severance charges of $4 million and IHS Markit merger costs of $3 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $303 million, $301 million and $241 million, respectively.

2024

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

Operating profit increased 20%. Excluding the impact of higher employee severance charges in 2023 of 19 percentage points, a liability write-off in 2024 of 4 percentage points and higher acquisition-related costs in 2023 of 4 percentage points, partially offset by higher amortization of intangibles in 2024 of 8 percentage points and higher IHS Markit merger costs in 2024 of 8 percentage points, operating profit increased 9% driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases, higher incentives, an increase in strategic investments and expenses associated with the acquisition of Market Scan. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

Industry Highlights and Outlook

In 2024, Mobility delivered revenue growth within the Dealer and Financial businesses. The Manufacturing business was unfavorably impacted by lower non-subscription revenue primarily due to weakness in recall activity.

Mobility continues to focus on multiple growth opportunities including: evolving our forecasting business to encompass new technologies and new forms of mobility; the transformation to hybrid electric vehicles and digital retail; enabling consumers to shop, buy, service and sell used cars; and, leveraging the power of S&P Global to develop products for financial markets and the industry’s transition towards sustainable mobility.

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

During the year ended December 31, 2022, we recorded a pre-tax gain of $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in (Gain) loss on dispositions, net in the consolidated statements of income.
The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$1,628	$1,403	$1,339	16%	5%

Asset-linked fees	$1,046	$859	$862	22%	—%
Subscription revenue	$292	$277	$258	6%	7%
Sales usage-based royalties	$290	$267	$219	9%	22%
% of total revenue:
Asset-linked fees	64%	61%	65%
Subscription revenue	18%	20%	19%
Sales usage-based royalties	18%	19%	16%

U.S. revenue	$1,322	$1,147	$1,088	15%	5%
International revenue	$306	$256	$251	20%	2%
% of total revenue:
U.S. revenue	81%	82%	81%
International revenue	19%	18%	19%

Operating profit [1]	$1,103	$925	$927	19%	—%
Less: net income attributable to noncontrolling interests	$284	$241	$249	18%	(3)%
Net operating profit	$819	$684	$678	20%	1%
% Operating margin	68%	66%	69%
% Net operating margin	50%	49%	51%
12024 includes IHS Markit merger costs of $4 million, a loss on disposition of $1 million and employee severance charges of $1 million. 2023 includes employee severance charges of $5 million, a gain on disposition of $4 million and IHS Markit merger costs of $4 million. 2022 includes a gain on disposition of $52 million, employee severance charges of $14 million and IHS Markit merger costs of $2 million. 2024, 2023 and 2022 include amortization of intangibles from acquisitions of $36 million, $36 million and $31 million, respectively.
2024

Revenue at Indices increased 16% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher over-the-counter derivatives revenue, higher exchange-traded derivative revenue driven by continued strength in trading volume and higher data subscription revenue. Average levels of AUM for ETFs increased 33% to $3.836 trillion and ending AUM for ETFs increased 33% to $4.389 trillion compared to 2023. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 19%. Excluding the impact of a loss on disposition in 2024 compared to a gain on disposition in 2023 of 4 percentage points, partially offset by higher employee severance charges in 2023 of 3 percentage points, operating profit increased 18% due to revenue growth partially offset by higher compensation costs driven by annual merit increases, higher incentives and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 1 percentage point.

2023

Revenue at Indices increased 5% primarily due to higher exchange-traded derivative revenue driven by continued strength in average trading volume and higher data subscription revenue, partially offset by lower over-the-counter derivatives revenue. Asset linked fees remained relatively unchanged at Indices due to higher average levels of AUM for ETFs, offset by product mix. Average levels of AUM for ETFs increased 8% to $2.895 trillion and ending AUM for ETFs increased 27% to $3.303 trillion compared to 2022. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

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

Industry Highlights and Outlook

Revenue increased in 2024 primarily due to an increase in asset linked fees revenue driven by higher levels of AUM for ETFs and mutual funds, higher over-the-counter derivatives revenue, higher exchange-traded derivative revenue driven by continued strength in trading volume and higher data subscription revenue. Indices continues to be a leading index provider for the ETF market space.

Key strategic growth areas, including thematic and factor indices and energy transition and sustainability, continue to be areas of focus for Indices and contributed to revenue growth in 2024.

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
The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Revenue	$—	$133	$323	N/M	(59)%

Subscription revenue	$—	$125	$300	N/M	(58)%
Non-subscription revenue	$—	$8	$23	N/M	(67)%
% of total revenue:
Subscription revenue	—%	94%	93%
Non-subscription revenue	—%	6%	7%

U.S. revenue	$—	$72	$179	N/M	(60)%
International revenue	$—	$61	$144	N/M	(57)%
% of total revenue:
U.S. revenue	—%	54%	55%
International revenue	—%	46%	45%

Operating profit [1]	$—	$19	$15	N/M	24%
% Operating margin	—%	14%	5%
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

LIQUIDITY AND CAPITAL RESOURCES
We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2025, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs in the short term and into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1.7 billion and $1.3 billion as of December 31, 2024 and 2023, respectively.

(in millions)	Year ended December 31,
	2024	2023	2022
Net cash provided by (used for):
Operating activities	$5,689	$3,710	$2,603
Investing activities	(255)	562	3,628
Financing activities	(4,998)	(4,280)	(11,326)

In 2024, free cash flow increased to $5.3 billion compared to $3.3 billion in 2023 primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities
Cash provided by operating activities increased to $5.7 billion in 2024 as compared to $3.7 billion in 2023. The increase is mainly due to higher operating results in 2024, proceeds received from the termination of interest rate swaps in 2024 and higher tax payments in 2023.

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

Cash used for investing activities was $0.3 billion for 2024 compared to cash provided by investing activities of $0.6 billion for 2023, primarily due to higher cash proceeds received in 2023 related to the disposition of Engineering Solutions.

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

Cash used for financing activities increased to $5.0 billion in 2024 from $4.3 billion in 2023. The increase is primarily attributable to proceeds received from the $750 million issuance of senior note in 2023.

Cash used for financing activities decreased to $4.3 billion in 2023 from $11.3 billion in 2022. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2023.

During the year ended December 31, 2024, we received a total of 6.7 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 accelerated share repurchase (“ASR”) agreement, resulting in $3.3 billion of cash used to purchase shares. During the year ended December 31, 2023, we received a total of 8.6 million shares, including 0.4 million shares received in February of 2023 related to our December 2, 2022 ASR agreement, resulting in $3.3 billion of cash used to purchase shares. During the year ended December 31, 2022, we purchased 33.5 million shares for $12.0 billion of cash. See Note 9 — Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for information related to our ASR agreements.

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2020 Repurchase Program”), which was approximately 12% of the total shares of our outstanding common stock at that time. As of December 31, 2024, 12.0 million shares remained available under the 2022 Repurchase Program and the 2020 Repurchase Program was completed.

Additional Financing
On December 17, 2024, we entered into a revolving $2.0 billion five-year credit agreement that will terminate on December 17, 2029 (our “credit facility”). This credit facility replaced our revolving $2.0 billion five-year credit facility that was scheduled to terminate on April 26, 2026 (our “previous credit facility”). The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our credit facility. As of December 31, 2024 and 2023, we had no outstanding commercial paper.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. We currently pay a commitment fee of 7 basis points. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant required under our credit facility is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

Dividends
On January 28, 2025, the Board of Directors approved a quarterly common stock dividend of $0.96 per share.

Supplemental Guarantor Financial Information

The senior notes described below were issued by S&P Global Inc. and are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company.

•On August 22, 2024, S&P Global Inc. issued $746 million of 5.25% Senior Notes due 2033 that have been registered with the SEC and guaranteed by Standard & Poor’s Financial Services LLC in exchange for unregistered senior notes of like principal amounts and terms that were originally issued on September 12, 2023.
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

Summarized results of operations for the year ended December 31 is as follows:

(in millions)	2024
Revenue	$3,986
Operating Profit	2,631
Net Income	3,378
Net income attributable to S&P Global Inc.	3,378
Summarized balance sheet information as of December 31 is as follows:

(in millions)	2024	2023
Current assets (excluding intercompany from Non-Obligor Group)	$1,400	$1,303
Noncurrent assets	782	1,005
Current liabilities (excluding intercompany to Non-Obligor Group)	339	1,184
Noncurrent liabilities	11,541	11,864
Intercompany payables to Non-Obligor Group	16,100	14,185

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

We believe that the amount of cash and cash equivalents on hand, cash flows expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2025.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2024, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$4	$1,744	$3,536	$6,114	$11,398
Interest payments	379	719	570	2,959	4,627
Operating leases [2]	134	247	172	182	735
Purchase obligations and other [3]	314	626	100	8	1,048
Total contractual cash obligations	$831	$3,336	$4,378	$9,263	$17,808
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

As of December 31, 2024, we had $325 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2024, we have recorded $4.2 billion for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC (“CGIS”) has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2024, we contributed $11 million to our retirement plans. Expected employer contributions in 2025 are $11 million and $2 million for our retirement and postretirement plans, respectively. In 2025, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

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

(in millions)	Year ended December 31,			% Change
	2024	2023	2022	’24 vs ’23	’23 vs ’22
Cash provided by operating activities	$5,689	$3,710	$2,603	53%	42%
Capital expenditures	(124)	(143)	(89)
Distributions to noncontrolling interest holders	(287)	(280)	(270)
Free cash flow	$5,278	$3,287	$2,244	61%	46%

(in millions)	2024	2023	2022	’24 vs ’23	’23 vs ’22
Cash (used for) provided by investing activities	(255)	562	3,628	N/M	(85)%
Cash used for financing activities	(4,998)	(4,280)	(11,326)	17%	(62)%
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

We incorporate the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. Based on our current outlook these assumptions are not expected to significantly change in 2025.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2024 and 2023, the carrying value of goodwill and other indefinite-lived intangible assets was $35.8 billion and $35.7 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our five reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount, we perform a quantitative impairment test. If the fair value of the reporting unit is less than the carrying value, the difference is recognized as an impairment charge. For 2024, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair values were greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2024, 2023 and 2022.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2025	2024	2023	2025	2024	2023
Discount rate	5.74%	5.27%	5.63%	5.57%	5.18%	5.52%
Return on assets	6.25%	6.00%	6.00%

As of December 31, 2024, the Company had $1.0 billion in pension benefit obligation for our U.S. retirement plans. A 0.25 percentage point increase or decrease in the discount rate would result in an estimated decrease or increase to the accumulated benefit obligation of approximately $25 million. An increase or decrease of 1 percentage point in the expected rate of return on plan assets would result in a decrease or increase of approximately $13 million to 2025 pension expense.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2025. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2024, we have approximately $8.5 billion of undistributed earnings of our foreign subsidiaries, of which $4.7 billion is reinvested indefinitely in our foreign operations.

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

As of December 31, 2024, the Company had $4.2 billion in redeemable noncontrolling interest in the Indices business on the Consolidated Balance Sheet. The ultimate amount paid for the redeemable noncontrolling interest in Indices business could be significantly different because the redemption amount depends on the future results of operations of the business.

As of December 31, 2024, the weighted average cost of capital used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 10.6%. A 0.25 percentage point increase or decrease in the weighted average cost of capital would decrease or increase the redemption value by approximately $108 million or $81 million, respectively. As of December 31, 2024, the terminal growth rate used in the Company's income analysis to estimate the fair value of the redeemable noncontrolling interest was 2.2%. A 0.25 percentage point increase or decrease in the terminal growth rate would increase or decrease the redemption value by approximately $27 million or $54 million, respectively.

RECENT ACCOUNTING STANDARDS

See Note 1 – Accounting Policies to our consolidated financial statements for a detailed description of recent accounting standards. We do not expect these recent accounting standards to have a material impact on our results of operations, financial condition, or liquidity in future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of December 31, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of December 31, 2024 and December 31, 2023, we held cross-currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. As of December 31, 2023, we held positions in a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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
As described in Notes 1 and 9 to the financial statements, the Company has an agreement with the minority partners of its S&P Dow Jones Indices LLC joint venture that contains redemption features outside of the control of the Company. This arrangement is reported as a redeemable noncontrolling interest at fair value of $4,239 million at December 31, 2024. The Company adjusts the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches.

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
February 11, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control Over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
February 11, 2025

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2024	2023	2022
Revenue	$14,208	$12,497	$11,181
Expenses:
Operating-related expenses	4,391	4,141	3,753
Selling and general expenses	3,166	3,159	3,396
Depreciation	96	101	108
Amortization of intangibles	1,077	1,042	905
Total expenses	8,730	8,443	8,162
(Gain) loss on dispositions, net	(59)	70	(1,898)
Equity in income on unconsolidated subsidiaries	(43)	(36)	(27)
Operating profit	5,580	4,020	4,944
Other (income) expense, net	(25)	15	(70)
Interest expense, net	297	334	304
Loss on extinguishment of debt	—	—	8
Income before taxes on income	5,308	3,671	4,702
Provision for taxes on income	1,141	778	1,180
Net income	4,167	2,893	3,522
Less: net income attributable to noncontrolling interests	(315)	(267)	(274)
Net income attributable to S&P Global Inc.	$3,852	$2,626	$3,248

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$12.36	$8.25	$10.25
Diluted	$12.35	$8.23	$10.20
Weighted-average number of common shares outstanding:
Basic	311.6	318.4	316.9
Diluted	311.9	318.9	318.5

Actual shares outstanding at year end	307.8	314.1	321.9
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2024	2023	2022
Net income	$4,167	$2,893	$3,522
Other comprehensive income:
Foreign currency translation adjustments	(104)	70	(224)
Income tax effect	(18)	25	(22)
	(122)	95	(246)

Pension and other postretirement benefit plans	(12)	(18)	(60)
Income tax effect	2	5	16
	(10)	(13)	(44)

Unrealized gain on cash flow hedges	15	54	325
Income tax effect	(3)	(13)	(80)
	12	41	245

Comprehensive income	4,047	3,016	3,477
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(30)	(26)	(25)
Less: comprehensive income attributable to redeemable noncontrolling interests	(285)	(241)	(249)
Comprehensive income attributable to S&P Global Inc.	$3,732	$2,749	$3,203
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,666	$1,290
Restricted cash	—	1
Short-term investments	20	26
Accounts receivable, net of allowance for doubtful accounts: 2024- $44 ; 2023 - $54	2,867	2,826
Prepaid and other current assets	906	1,000
Total current assets	5,459	5,143
Property and equipment:
Buildings and leasehold improvements	433	424
Equipment and furniture	655	628
Total property and equipment	1,088	1,052
Less: accumulated depreciation	(823)	(794)
Property and equipment, net	265	258
Right of use assets	413	379
Goodwill	34,917	34,850
Other intangible assets, net	16,556	17,398
Equity investments in unconsolidated subsidiaries	1,774	1,787
Asset for pension benefits	246	238
Other non-current assets	591	536
Total assets	$60,221	$60,589
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$553	$557
Accrued compensation and contributions to retirement plans	1,073	906
Short-term debt	4	47
Income taxes currently payable	199	121
Unearned revenue	3,694	3,461
Other current liabilities	869	1,033
Total current liabilities	6,392	6,125
Long-term debt	11,394	11,412
Lease liabilities – non-current	535	541
Pension and other postretirement benefits	180	199
Deferred tax liability – non-current	3,397	3,690
Other non-current liabilities	815	522
Total liabilities	22,713	22,489
Redeemable noncontrolling interests	4,252	3,800
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 415 million shares in 2024 and 2023	415	415
Additional paid-in capital	44,321	44,231
Retained income	20,977	18,728
Accumulated other comprehensive loss	(883)	(763)
Less: common stock in treasury - at cost: 2024 - 100 million shares; 2023- 93 million shares	(31,671)	(28,411)
Total equity – controlling interests	33,159	34,200
Total equity – noncontrolling interests	97	100
Total equity	33,256	34,300
Total liabilities and equity	$60,221	$60,589
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$4,167	$2,893	$3,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	96	101	108
Amortization of intangibles	1,077	1,042	905
Provision for losses on accounts receivable	43	28	24
Deferred income taxes	(323)	(381)	(353)
Stock-based compensation	247	171	214
(Gain) loss on dispositions, net	(59)	70	(1,898)
Restructuring, lease impairment charges and other	206	246	319
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(79)	(291)	36
Prepaid and other current assets	(79)	(310)	(123)
Accounts payable and accrued expenses	245	328	43
Unearned revenue	222	352	37
Other current liabilities	(418)	(277)	(166)
Net change in prepaid/accrued income taxes	192	(175)	(135)
Net change in other assets and liabilities	152	(87)	70
Cash provided by operating activities	5,689	3,710	2,603
Investing Activities:
Capital expenditures	(124)	(143)	(89)
Acquisitions, net of cash acquired	(305)	(296)	210
Proceeds from dispositions	168	1,014	3,509
Changes in short-term investments	6	(13)	(2)
Cash (used for) provided by investing activities	(255)	562	3,628
Financing Activities:
Payments on short-term debt, net	—	(188)	(32)
Proceeds from issuance of senior notes, net	—	744	5,395
Payments on senior notes	(47)	—	(3,698)
Dividends paid to shareholders	(1,134)	(1,147)	(1,024)
Distributions to noncontrolling interest holders	(287)	(280)	(270)
Proceeds from noncontrolling interest holders	—	—	410
Repurchase of treasury shares	(3,301)	(3,301)	(12,004)
Contingent consideration payments	(107)	(9)	—
Employee withholding tax on share-based payments, excise tax payments on share repurchases and other	(122)	(99)	(103)
Cash used for financing activities	(4,998)	(4,280)	(11,326)
Effect of exchange rate changes on cash	(61)	12	(123)
Net change in cash, cash equivalents, and restricted cash	375	4	(5,218)
Cash, cash equivalents, and restricted cash at beginning of year	1,291	1,287	6,505
Cash, cash equivalents, and restricted cash at end of year	$1,666	$1,291	$1,287
Cash paid during the year for:
Interest	$391	$369	$240
Income taxes	$1,159	$1,279	$1,555
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$294	$1,031	$15,017	$(841)	$13,469	$2,032	$75	$2,107
Comprehensive income [1]			3,248	(45)		3,203	25	3,228
Dividends (Dividend declared per common share — $3.32 per share)			(1,024)			(1,024)	(15)	(1,039)
Acquisition of IHS Markit	121	43,415				43,536		43,536
Share repurchases		(125)			11,878	(12,003)		(12,003)
Employee stock plans		114				114		114
Change in redemption value of redeemable noncontrolling interests			545			545		545
Adjustment to noncontrolling interests		(13)				(13)		(13)
Other			(2)			(2)	4	2
Balance as of December 31, 2022	$415	$44,422	$17,784	$(886)	$25,347	$36,388	$89	$36,477
Comprehensive income [1]			2,626	123		2,749	26	2,775
Dividends (Dividend declared per common share — $3.60 per share)			(1,147)			(1,147)	(15)	(1,162)
Share repurchases		(70)			3,231	(3,301)		(3,301)
Employee stock plans		(119)			(167)	48		48
Change in redemption value of redeemable noncontrolling interests			(539)			(539)		(539)
Adjustment to noncontrolling interests		(2)				(2)		(2)
Other			4			4		4
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
Comprehensive income [1]			3,852	(120)		3,732	30	3,762
Dividends (Dividend declared per common share — $3.64 per share)			(1,134)			(1,134)	(18)	(1,152)
Share repurchases					3,301	(3,301)		(3,301)
Employee stock plans		90			(41)	131		131
Change in redemption value of redeemable noncontrolling interests			(470)			(470)		(470)
Other			1			1	(15)	(14)
Balance as of December 31, 2024	$415	$44,321	$20,977	$(883)	$31,671	$33,159	$97	$33,256
1     Excludes $285 million, $241 million and $249 million in 2024, 2023 and 2022, respectively, attributable to redeemable noncontrolling interests.

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations

S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a provider of credit ratings, benchmarks, analytics and workflow solutions in the global capital, commodity and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the commodity markets include producers, consumers, traders and intermediaries within energy, chemicals, shipping, metals, carbon and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and consumers.

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

See Note 2 — Acquisitions and Divestitures for further discussion.

Revenue Recognition
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

Subscription revenue
Subscription revenue at Market Intelligence is primarily derived from distribution of data, valuation services, analytics, third party research, and credit ratings-related information through both feed and web-based channels. Subscription revenue at Market Intelligence also includes software and hosted product offerings which provide maintenance and continuous access to our platforms over the contract term. Subscription revenue at Commodity Insights is primarily from subscriptions to our market data and market insights (price assessments, market reports and commentary and analytics) along with other information products and software term licenses. Subscription revenue at Mobility is primarily derived from products that provide data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supply car makers and dealers with market reporting products, predictive analytics and marketing automation software; and support dealers with vehicle history reports, used car listings and service retention solutions. Subscription revenue at Mobility also include a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities. Subscription revenue at Indices is derived from the contracts for underlying data of our indexes to support our customers’ management of index funds, portfolio analytics, and research. Subscription revenue at Engineering Solutions was primarily from subscriptions to our Product Design offerings providing standards, codes and specifications; applied technical reference; engineering journals, reports, best practices, and other vetted technical reference; and patents and patent applications.

For subscription products and services, we generally provide continuous access to dynamic data sets and analytics for a defined period, with revenue recognized ratably as our performance obligation to provide access to our data and analytics is progressively fulfilled over the stated term of the contract.
Non-transaction revenue
Non-transaction revenue at Ratings primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment revenue elimination of $186 million, $177 million and $169 million for the years ended December 31, 2024, 2023 and 2022, respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

•ratings related to new issuance of corporate and government debt instruments; as well as structured finance instruments; and

•bank loan ratings.

Transaction revenue is recognized at the point in time when our performance obligation is satisfied by issuing a rating on our customer’s instruments and when we have a right to payment and the customer can benefit from the significant risks and rewards of ownership.

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

For asset-linked products and services, we provide licenses conveying continuous access to our index and benchmark-related intellectual property during a specified contract term. Revenue is recognized when the extent that our customers have used our licensed intellectual property can be quantified. Recognition of revenue for our asset-linked fee arrangements is subject to the “recognition constraint” for usage-based royalty payments because we cannot reasonably predict the value of the assets that will be invested in index funds structured using our intellectual property until it is either publicly available or when we are notified by our customers. Revenue derived from an asset-linked fee arrangement is measured and recognized when the certainty of the extent of its utilization of our index products by our customers is known.

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

Contract Assets
Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of December 31, 2024 and 2023, contract assets were $69 million and $75 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance for the year ended December 31, 2024 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $3.2 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.8 billion. We expect to recognize revenue on approximately sixty percent and eighty-five percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $291 million and $234 million as of December 31, 2024 and December 31, 2023, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses in the consolidated statements of income.

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

Other (Income) Expense, net
The components of other (income) expense, net for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Other components of net periodic benefit cost	$(24)	$—	$(11)
Net (gain) loss from investments	(1)	15	(59)
Other (income) expense, net	$(25)	$15	$(70)
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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $1.7 billion and $1.3 billion as of December 31, 2024 and 2023, respectively. These investments are not subject to significant market risk.

Restricted cash
Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash. We had no restricted cash included in our consolidated balance sheet as of December 31, 2024. Restricted cash included in our consolidated balance sheet was $1 million as of December 31, 2023.

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

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross capitalized technology costs were $338 million and $303 million as of December 31, 2024 and 2023, respectively. Accumulated amortization of capitalized technology costs was $204 million and $194 million as of December 31, 2024 and 2023, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have foreign exchange forward contracts, cross currency and interest rate swaps that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $10.0 billion and $10.3 billion as of December 31, 2024 and 2023, respectively, and was estimated based on quoted market prices.

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

Leases
We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases early. We consider these options in determining the lease term used to establish our right-of use (“ROU”) assets and associated lease liabilities. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2024, 2023 and 2022.

Equity Investments in Unconsolidated Subsidiaries
Equity investments for which we exercise significant influence, but do not have control over the investee, are accounted for using the equity method of accounting. Unrealized gains and losses are included in other (income) expense, net. Equity investments for which we do not have the ability to exercise significant influence are primarily accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded in other (income) expense, net. Our equity investments are included in Equity investments in unconsolidated subsidiaries in our consolidated balance sheets. Our share of earnings or losses are recognized in other (income) expense, net in our consolidated statements of income. We periodically evaluate all our equity investments for impairment.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $229 million, $209 million and $177 million in advertising costs for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2025. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2024, we have approximately $8.5 billion of undistributed earnings of our foreign subsidiaries, of which $4.7 billion is reinvested indefinitely in our foreign operations.

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

Recent Accounting Standards
In November of 2024, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires that an entity disclose, in the notes to financial statements, additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance on the Company’s disclosures.

In December of 2023, the FASB issued accounting guidance that expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of this guidance on the Company’s disclosures.

In November of 2023, the FASB issued accounting guidance that expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance and the amendments have been applied retrospectively to all prior periods presented in the financial statements. As a result of the adoption of this guidance, we enhanced our disclosures about significant expenses regularly provided to the chief operating decision maker and included in the segment’s measure of profit or loss to assess segment performance and allocate resources. See Note 12 – Segment and Geographic Information for additional information.

Reclassification
Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

Acquisitions

2024

Acquisitions completed during the year ended December 31, 2024 included:

•On December 31, 2024 we completed the acquisition of ProntoNLP, a leading provider of generative artificial intelligence tooling, allowing users to derive differentiated insights from unstructured and structured data. The acquisition is part of our Market Intelligence segment and its intellectual property is expected to power broader enterprise-wide applications. ProntoNLP’s proprietary models and LLM-based signal tools will bolster S&P Global’s textual data analytics capabilities. The acquisition of ProntoNLP is not material to our consolidated financial statements.

•On May 1, 2024, we completed the acquisition of Visible Alpha, the financial technology provider of deep industry and segment consensus data creating a premium offering of fundamental investment research capabilities on Market Intelligence’s Capital IQ Pro platform. The acquisition is part of our Market Intelligence segment and further enhances the depth and breadth of the overall Visible Alpha and S&P Capital IQ Pro offering. The acquisition of Visible Alpha is not material to our consolidated financial statements.

•On May 14, 2024, we completed the acquisition of World Hydrogen Leaders, a globally-recognized portfolio of hydrogen-related conferences and events, digital training and market intelligence. The acquisition is part of our Commodity Insight’s segment and complements Commodity Insights global conference business and provides customers with full coverage of the hydrogen and derivative value chain alongside Energy Transition and Sustainability solutions, including hydrogen price assessments, emission factors and market research. The acquisition of World Hydrogen Leaders is not material to our consolidated financial statements.

None of our acquisitions completed during 2024 were material individually or in the aggregate, including the pro forma impact on earnings. For acquisitions during 2024 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, are being amortized over their anticipated useful lives of 7 years.

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

2022

On December 1, 2022, we completed the acquisition of the Shades of Green business from the Center for International Climate Research (“CICERO”), Norway’s foremost institute for interdisciplinary climate research. The acquisition was integrated into S&P Global Ratings and further expanded the breadth and depth of its second party opinions (SPOs) offering. SPOs are independent assessments of a company's financing or framework's alignment with market standards and typically provided before any borrowing is raised. The acquisition of the Shades of Green business is not material to our consolidated financial statements.

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

Acquisition-Related Expenses

The Company incurred acquisition-related costs of $133 million related to the IHS Markit merger for the year ended December 31, 2024, $236 million for the year ended December 31, 2023, and $619 million for the year ended December 31, 2022, respectively. These costs were included in selling and general expenses within the Company’s consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, respectively.

Pro forma information
Since the acquisition date, the results of operations for IHS Markit of $3.799 billion of revenue and $659 million of operating profit for the year ended December 31, 2022, have been included within the accompanying consolidated statements of income.

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the year ended December 31, 2022 as if the acquisition of IHS Markit had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of IHS Markit been completed on January 1, 2021. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition.

	Year ended December 31,
(in millions)	2022	2021
Revenue	$11,842	$12,382
Net income	$3,533	$4,137

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition.

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2024	2023	2022
Fair value of assets acquired	$549	$399	54,944
Equity transferred	—	—	(43,536)
Cash (paid) acquired, net	(305)	(296)	210
Liabilities assumed	$244	$103	$11,618

Divestitures

2024

During the year ended December 31, 2024 we completed the following dispositions that resulted in a pre-tax gain of 59 million which was included in (Gain) loss on dispositions, net in the consolidated statement of income:

•On November 1, 2024, we completed the sale of the PrimeOne business, our outsourced technology platform servicing the global prime finance business. The PrimeOne business was part of our Market Intelligence segment. During the year ended December 31, 2024, we recorded a pre-tax gain of $38 million ($27 million after-tax) in (Gain) loss on dispositions, net in the consolidated statement of income related to the sale of the PrimeOne business in our Market Intelligence segment.

•On August 15, 2024, we completed the sale of Fincentric, formerly known as Markit Digital. This sale followed our announced intent to explore strategic opportunities for Fincentric in February of 2024. Fincentric was S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric was acquired by S&P Global through the merger with IHS Markit and was part of our Market Intelligence segment. During the year ended December 31, 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in (Gain) loss on dispositions, net in the consolidated statement of income related to the sale of Fincentric in our Market Intelligence segment.

2023

During the year ended December 31, 2023, we completed the following disposition and received the following contingent payment that resulted in a pre-tax loss of $70 million, which was included in (Gain) loss on dispositions, net in the consolidated statement of income:

•On May 2, 2023, we completed the sale of Engineering Solutions to Allium Buyer LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”). We received the full proceeds from the sale of $975 million in cash, subject to purchase price adjustments, which resulted in approximately $750 million in after-tax proceeds. During the year ended December 31, 2023, we recorded a pre-tax loss of $120 million in (Gain) loss on dispositions, net and disposition-related costs of $16 million in selling and general expenses in the consolidated statement of income ($182 million after-tax, net of a release of a deferred tax liability of $157 million) related to the sale of Engineering Solutions. The transaction followed our announced intent in November of 2022 to divest the business. Engineering Solutions became part of the Company following our merger with IHS Markit.

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

During the year ended December 31, 2022, we completed the following dispositions that resulted in a pre-tax gain of $1.9 billion, which was included in (Gain) loss on dispositions, net in the consolidated statement of income:

•In June of 2022, we completed the previously announced sale of LCD along with a related family of leveraged loan indices, within our Market Intelligence and Indices segments, respectively, to Morningstar for a purchase price of $600 million in cash, subject to customary adjustments, and a contingent payment of up to $50 million which was payable six months following the closing upon the achievement of certain conditions related to the transition of LCD customer relationships. During the year ended December 31, 2022, we recorded a pre-tax gain of $505 million ($378 million after-tax) for the sale of LCD. During the year ended December 31, 2022, we recorded a pre-tax gain of $52 million ($43 million after-tax) for the sale of a family of leveraged loan indices in (Gain) loss on dispositions, net in the consolidated statements of income.

•In June of 2022, we completed the previously announced sale of the Base Chemicals business to News Corp for $295 million in cash. We did not recognize a gain on the sale of the Base Chemicals business.

•In March of 2022, we completed the previously announced sale of CGS, a business within our Market Intelligence segment, to FactSet Research Systems Inc. for a purchase price of $1.925 billion in cash, subject to customary adjustments. During the year ended December 31, 2022, we recorded a pre-tax gain of $1.342 billion ($1.005 billion after-tax) in (Gain) loss on dispositions, net in the consolidated statements of income related to the sale of CGS.

•In February of 2022, we completed the previously announced sale of OPIS to News Corp for $1.150 billion in cash. We did not recognize a gain on the sale of OPIS.
The operating (loss) profit of our businesses that were held for sale or disposed of for the years ending December 31, 2024, 2023 and 2022 is as follows:

(in millions)	Year ended December 31,
	2024	2023	2022
Operating (loss) profit [1]	$(1)	$22	$82

1 The operating (loss) profit presented includes the revenue and recurring direct expenses associated with businesses held for sale. The year ended December 31, 2024 excludes a pre-tax gain related to the sale of the PrimeOne business of $38 million and a pre-tax gain related to the sale of Fincentric of $21 million. The year ended December 31, 2023 excludes a pre-tax loss related to the sale of Engineering Solutions of $120 million. The year ended December 31, 2022 excludes pre-tax gains related to the sale LCD and a related family of leveraged loan indices of $505 million and $52 million, respectively. The year ended December 31, 2022 also excludes a pre-tax gain of $1.3 billion related to the sale of CGS.

3. Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.
The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Corporate	Total
Balance as of December 31, 2022	$18,110	$257	$5,522	$8,695	$1,399	$562	$34,545
Acquisitions	62	3	6	168	—	—	239
Other [1]	11	14	10	—	18	13	66
Balance as of December 31, 2023	18,183	274	5,538	8,863	1,417	575	34,850
Acquisitions	229	—	16	—	—	—	245
Dispositions	(80)	—	—	—	—	—	(80)
Other [1]	(26)	(15)	(4)	(5)	(48)	—	(98)
Balance as of December 31, 2024	$18,306	$259	$5,550	$8,858	$1,369	$575	$34,917
1Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions.
Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 - Acquisitions and Divestitures.
Other Intangible Assets
Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $846 million as of December 31, 2024 and 2023.
•2024 and 2023 both include $380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.
•2024 and 2023 both include $185 million within our Market Intelligence segment for the SNL tradename.
•2024 and 2023 both include $132 million within our Indices segment for the balance of the IP rights in a family of indices derived from the S&P 500, solidifying Indices IP in and to the S&P 500 index family.
•2024 and 2023 both include $59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2022	$3,941	$139	$13,467	$1,524	$214	$19,285
Acquisitions	—	—	—	—	104	104
Other [1]	1	—	23	4	7	35
Balance as of December 31, 2023	3,942	139	13,490	1,528	325	19,424
Acquisitions	—	—	—	—	268	268
Reclassifications	(15)	—	—	—	—	(15)
Other [1]	—	—	(25)	(7)	(7)	(39)
Balance as of December 31, 2024	$3,927	$139	$13,465	$1,521	$586	$19,638

Accumulated amortization
Balance as of December 31, 2022	$765	$139	$656	$142	$123	$1,825
Current year amortization	351	—	545	111	35	1,042
Reclassifications	—	—	(2)	2	—	—
Other [1]	—	—	(1)	1	5	5
Balance as of December 31, 2023	1,116	139	1,198	256	163	2,872
Current year amortization	350	—	542	111	74	1,077
Reclassifications	(13)	—	—	—	—	(13)
Other [1]	—	—	(3)	(1)	(4)	(8)
Balance as of December 31, 2024	$1,453	$139	$1,737	$366	$233	$3,928

Net definite-lived intangibles:
December 31, 2023	$2,826	$—	$12,292	$1,272	$162	$16,552
December 31, 2024	$2,474	$—	$11,728	$1,155	$353	$15,710
1Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 25 years. The weighted-average life of the intangible assets as of December 31, 2024 is approximately 22 years.

Amortization expense was $1,077 million, $1,042 million and $905 million for the years ended December 31, 2024, 2023 and 2022, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2025	2026	2027	2028	2029
Amortization expense	$1,076	$1,041	$1,027	$1,009	$987

4. Taxes on Income
Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2024	2023	2022
Domestic operations	$3,436	$1,899	$3,426
Foreign operations	1,872	1,772	1,276
Total income before taxes	$5,308	$3,671	$4,702

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2024	2023	2022
Federal:
Current	$740	$559	$928
Deferred	(131)	(177)	(185)
Total federal	609	382	743
Foreign:
Current	472	370	322
Deferred	(161)	(150)	(98)
Total foreign	311	220	224
State and local:
Current	252	216	265
Deferred	(31)	(40)	(52)
Total state and local	221	176	213
Total provision for taxes	$1,141	$778	$1,180

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.5	3.5	3.9
Foreign operations	(4.7)	(5.1)	(2.8)
Stock-based compensation	(0.3)	(0.4)	—
S&P Dow Jones Indices LLC joint venture	(1.1)	(1.5)	(1.1)
Tax credits and incentives	(0.8)	(2.5)	(1.3)
Divestitures	0.1	1.8	2.9
Other, net	3.8	4.4	2.5
Effective income tax rate	21.5%	21.2%	25.1%

Fluctuation in tax rates by year is primarily due to tax charge on merger related divestitures and change in mix of income by jurisdiction.

We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred. GILTI expense is included in Other, net above.

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$114	$122
Losses and other carryforwards	695	622
Research & Development Expenditures	350	258
Other	423	473
Total deferred tax assets	1,582	1,475
Deferred tax liabilities:
Goodwill and intangible assets	(4,348)	(4,573)
Other	(245)	(212)
Total deferred tax liabilities	(4,593)	(4,785)
Net deferred income tax asset before valuation allowance	(3,011)	(3,310)
Valuation allowance	(313)	(316)
Net deferred income tax liability	$(3,324)	$(3,626)
Reported as:
Non-current deferred tax assets	$73	$64
Non-current deferred tax liabilities	(3,397)	(3,690)
Net deferred income tax liability	$(3,324)	$(3,626)

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses and other carryforwards.

As of December 31, 2024, we have approximately $8.5 billion of undistributed earnings of our foreign subsidiaries, of which $4.7 billion is reinvested indefinitely in our foreign operations. We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $1,159 million in 2024, $1,279 million in 2023, and $1,555 million in 2022. As of December 31, 2024, we had net operating loss carryforwards of $1,228 million, of which a significant portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2024	2023	2022
Balance at beginning of year	$230	$223	$147
Additions based on tax positions related to the current year	76	21	28
Additions for tax positions of prior years	48	10	62
Reduction for settlements	(11)	(11)	—
Expiration of applicable statutes of limitations	(18)	(13)	(14)
Balance at end of year	$325	$230	$223

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2024, 2023 and 2022 was $325 million, $230 million and $223 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2024, the change in unrecognized tax benefits resulted in a net increase of tax expense of $95 million.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $16 million in the next twelve months as a result of the resolution of local tax examinations and expiration of applicable statutes of limitations. In addition to the unrecognized tax benefits, we had accrued interest and penalties associated with unrecognized tax benefits of $65 million and $50 million as of December 31, 2024 and 2023, respectively.

The U.S. federal income tax audits for 2018 through 2024 are in process. During 2024, we completed state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for the years before 2016. The impact to tax expense in 2024, 2023 and 2022 was not material.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2025. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

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

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2024	2023
3.625% Senior Notes, due 2024 [1]	—	47
4.75% Senior Notes, due 2025 [2]	4	4
4.0% Senior Notes, due 2026 [3]	3	3
2.95% Senior Notes, due 2027 [4]	498	497
2.45% Senior Notes, due 2027 [5]	1,243	1,240
4.75% Senior Notes, due 2028 [6]	797	810
4.25% Senior Notes, due 2029 [7]	1,004	1,016
2.5% Senior Notes, due 2029 [8]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [9]	1,238	1,236
1.25% Senior Notes, due 2030 [10]	595	595
2.90% Senior Notes, due 2032 [11]	1,477	1,474
5.25% Senior Notes due 2033 [12]	744	743
6.55% Senior Notes, due 2037 [13]	291	291
4.5% Senior Notes, due 2048 [14]	273	272
3.25% Senior Notes, due 2049 [15]	590	590
3.70% Senior Notes, due 2052 [16]	975	975
2.3% Senior Notes, due 2060 [17]	683	683
3.9% Senior Notes, due 2062 [18]	486	486
Commercial paper	—	—
Total debt	11,398	11,459
Less: short-term debt including current maturities	4	47
Long-term debt	$11,394	$11,412

1We made a $47 million repayment of our 3.625% senior note in the second quarter of 2024.
2Interest payments are due semiannually on February 15 and August 15.
3Interest payments are due semiannually on March 1 and September 1.
4Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2024, the unamortized debt discount and issuance costs total $2 million.
5Interest payments are due semiannually on March 1 and September 1, and as of December 31, 2024, the unamortized debt discount and issuance costs total $7 million.
6Interest payments are due semiannually on February 1 and August 1.
7Interest payments are due semiannually on May 1 and November 1.
8Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2024, the unamortized debt discount and issuance costs total $3 million.
9Interest payments are due semiannually on March 1 and September 1, and as of December 31, 2024, the unamortized debt discount and issuance costs total $12 million.
10Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2024, the unamortized debt discount and issuance costs total $5 million.
11Interest payments are due semiannually on March 1 and September 1, and as of December 31, 2024, the unamortized debt discount and issuance costs total $23 million.
12Interest payments are due semiannually on March 15 and September 15, beginning on March 15, 2024, and as of December 31, 2024, the unamortized debt discount and issuance costs total $6 million.
13Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2024, the unamortized debt discount and issuance costs total $2 million.
14Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2024, the unamortized debt discount and issuance costs total $10 million.
15Interest payments are due semiannually on June 1 and December 1, and as of December 31, 2024, the unamortized debt discount and issuance costs total $10 million.
16Interest payments are due semiannually on March 1 and September 1, and as of December 31, 2024, the unamortized debt discount and issuance costs total $25 million.
17Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2024, the unamortized debt discount and issuance costs total $17 million.
18Interest payments are due semiannually on March 1 and September 1, and as of December 31, 2024, the unamortized debt discount and issuance costs total $14 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2024: $4 million due in 2025, $3 million due in 2026, $1.7 billion due in 2027; $797 million due in 2028; $2.7 billion due in 2029; and $6.1 billion due thereafter.

The fair value of our total debt borrowings was $10.0 billion and $10.3 billion as of December 31, 2024 and December 31, 2023, respectively, and was estimated based on quoted market prices.

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

On December 17, 2024, we entered into a revolving $2.0 billion five-year credit agreement that will terminate on December 17, 2029 (our “credit facility”). This credit facility replaced our revolving $2.0 billion five-year credit facility that was scheduled to terminate on April 26, 2026 (our “previous credit facility”). The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our credit facility. As of December 31, 2024 and 2023, we had no outstanding commercial paper.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. We currently pay a commitment fee of 7 basis points. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant required under our credit facility is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

6.    Derivative Instruments
Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2024 and December 31, 2023, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of December 31, 2024 and December 31, 2023, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. As of December 31, 2023, we held a series of interest rate swaps to mitigate or hedge the adverse fluctuations in interest rates on our future debt refinancing. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the twelve months ended December 31, 2024, 2023 and 2022, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of December 31, 2024 and 2023, the aggregate notional value of these outstanding forward contracts was $2.3 billion and $2.6 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $69 million as of December 31, 2023. The amount recorded in other current liabilities was $42 million and $1 million as of December 31, 2024 and 2023, respectively. The amount recorded in selling and general expense for the twelve months ended December 31, 2024, 2023 and 2022 related to these contracts was a net gain $60 million, a net gain of $81 million and a net loss of $45 million, respectively.

Net Investment Hedges

During the twelve months ended December 31, 2024 we entered into cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. As of December 31, 2023 and 2022, we held cross currency swaps to hedge a portion of our net investment in one of our European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2029, 2030, 2032 and 2033. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion and $1.5 billion as December 31, 2024 and 2023. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $41 million, net interest income of $25 million and net interest expense of $31 million during the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Cash Flow Hedges
Foreign Exchange Forward Contracts

During the twelve months ended December 31, 2024, 2023 and 2022, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the fourth quarter of 2026, 2025 and 2024, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of December 31, 2024, we estimate that $1 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of December 31, 2024 and 2023, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $539 million and $529 million, respectively.
Interest Rate Swaps
In the first quarter of 2024, we terminated our interest rate swap contracts with an aggregate notional value of $813 million and received net proceeds of $155 million upon termination. These contracts were designated as cash flow hedges and were scheduled to mature beginning in the first quarter of 2027. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the gain of $155 million was recorded in accumulated other comprehensive loss in our consolidated balance sheet. The gain will be recognized into interest expense, net over the term which related interest payments will be made when we enter into anticipated future debt refinancing.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of December 31, 2024 and December 31, 2023:

(in millions)		December 31,	December 31,
Balance Sheet Location		2024	2023
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$4	$9
Other current liabilities	Foreign exchange forward contracts	$5	$2
Other non-current assets	Interest rate swap contracts	$—	$134
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$58	$—
Other non-current liabilities	Cross currency swaps	$2	$14

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the years ended December 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2024	2023	2022		2024	2023	2022
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(6)	$6	$(8)	Revenue, Selling and general expenses	$8	$7	$(6)
Interest rate swap contracts	$21	$48	$333	Interest expense, net	$1	$(3)	$(4)
Net investment hedges- designated as hedging instruments
Cross currency swaps	$71	$(102)	$98	Interest expense, net	$(4)	$(4)	$(4)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2024	2023	2022
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$5	$—	$6
Change in fair value, net of tax	4	12	(11)
Reclassification into earnings, net of tax	(8)	(7)	5
Net unrealized gains on cash flow hedges, net of taxes, end of period	$1	$5	$—

Interest rate swap contracts
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$84	$48	$(203)
Change in fair value, net of tax	16	32	247
Reclassification into earnings, net of tax	(1)	4	4
Net unrealized gains on cash flow hedges, net of taxes, end of period	$99	$84	$48

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$(21)	$56	$(17)
Change in fair value, net of tax	50	(81)	69
Reclassification into earnings, net of tax	4	4	4
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$33	$(21)	$56

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

Benefit Obligation
A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2024 and 2023, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2024	2023	2024	2023
Net benefit obligation at beginning of year	$1,425	$1,407	$20	$20
Service cost	2	2	—	—
Interest cost	69	74	1	1
Plan participants’ contributions	—	—	—	—
Actuarial loss (gain)	(89)	57	(1)	1
Gross benefits paid	(76)	(70)	(3)	(2)
Foreign currency effect	(8)	20	—	—
Other adjustments [1]	—	(65)	—	—
Net benefit obligation at end of year	1,323	1,425	17	20
Fair value of plan assets at beginning of year	1,473	1,464	1	5
Actual return on plan assets	(9)	115	—	(1)
Employer contributions	11	10	2	—
Plan participants’ contributions	—	—	—	—
Gross benefits paid	(75)	(70)	(2)	(3)
Foreign currency effect	(5)	19	—	—
Other adjustments [1]	—	(65)	—	—
Fair value of plan assets at end of year	1,395	1,473	1	1
Funded status	$72	$48	$(16)	$(19)
Amounts recognized in consolidated balance sheets:
Non-current assets	$246	$238	$—	$—
Current liabilities	(10)	(10)	—	—
Non-current liabilities	(164)	(180)	(16)	(19)
	$72	$48	$(16)	$(19)
Accumulated benefit obligation	$1,317	$1,418
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$173	$190
Accumulated benefit obligation	$168	$182
Fair value of plan assets	$—	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$418	$410	$(36)	$(37)
Prior service credit	—	—	(10)	(11)
Total recognized	$418	$410	$(46)	$(48)
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
A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2024	2023	2022	2024	2023	2022
Service cost	$2	$2	$3	$—	$—	$—
Interest cost	69	74	48	1	1	1
Expected return on assets	(97)	(101)	(87)	—	—	—
Amortization of:
Actuarial loss (gain)	8	6	15	(2)	(2)	(2)
Prior service credit	—	—	—	(2)	(2)	(2)
Net periodic benefit cost	(18)	(19)	(21)	(3)	(3)	(3)
Settlement charge [1]	—	23	13	—	—	—
Total net periodic benefit cost	$(18)	$4	$(8)	$(3)	$(3)	$(3)
1Lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.S. retirement plan during the year ended December 31, 2023 and U.K. plan during for the year ended December 31, 2022, triggering the recognition of non-cash pre-tax settlement charges of $23 million and $13 million 2023 and 2022, respectively.
Our U.K. retirement plan accounted for a cost of $3 million and $4 million in 2024 and 2023, respectively, and a benefit of $6 million in 2022, of the net periodic benefit cost attributable to the funded plans.
Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2024	2023	2022	2024	2023	2022
Net actuarial loss (gain)	$14	$33	$67	$(1)	$1	$(3)
Recognized actuarial (gain) loss	(6)	(5)	(12)	2	1	1
Prior service cost	—	—	—	1	1	1
Settlement charge [1]	—	(18)	(10)	—	—	—
Total recognized	$8	$10	$45	$2	$3	$(1)
1Lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.S. retirement plan during the year ended December 31, 2023 and U.K. plan during for the year ended December 31, 2022, triggering the recognition of non-cash pre-tax settlement charges of $23 million and $13 million 2023 and 2022, respectively.
The total cost for our retirement plans was $159 million for 2024, $170 million for 2023 and $124 million for 2022. Included in the total retirement plans cost are defined contribution plans cost of $126 million, $120 million and $88 million for 2024, 2023 and 2022, respectively

Assumptions

	Retirement Plans			Postretirement Plans
	2024	2023	2022	2024	2023	2022
Benefit obligation:
Discount rate [1]	5.74%	5.27%	5.63%	5.57%	5.18%	5.52%
Net periodic cost:
Discount rate - U.S. plan [1]	5.27%	5.63%	3.05%	5.18%	5.52%	2.72%
Discount rate - U.K. plan [1]	4.50%	4.76%	1.87%
Return on assets [2]	6.00%	6.00%	4.00%

1Effective January 1, 2024, we changed our discount rate assumption on our U.S. retirement plans to 5.27% from 5.63% in 2023 and changed our discount rate assumption on our U.K. plan to 4.50% from 4.76% in 2023.
2The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2025, we changed our return on assets assumption to 6.25% from 6.00% for the U.S. plan in 2024 and to 5.40% from 5.50% for the U.K. plan in 2024.
Cash Flows
Expected employer contributions in 2025 are $11 million and $2 million for our retirement and postretirement plans, respectively. In 2025, we may elect to make non-required contributions depending on investment performance and the pension plan status.

Information about the expected cash flows for our retirement and postretirement plans is as follows:

(in millions)	Retirement Plans [1]	Postretirement Plans [2]
2025	$78	2
2026	80	2
2027	82	2
2028	84	2
2029	85	2
2030-2034	453	6
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
The fair value of our defined benefit plans assets as of December 31, 2024 and 2023, by asset class is as follows:

(in millions)	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$2	$2	$—	$—
Fixed income:
Long duration strategy [1]	905	—	905	—
Total	$907	$2	$905	$—
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [2]	488
Total	$1,395

(in millions)	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$3	$3	$—	$—
Fixed income:
Long duration strategy [1]	991	—	991	—
Real Estate:
U.K. [3]	34	—	—	34
Total	$1,028	$3	$991	$34
Common collective trust funds measured at net asset value as a practical expedient:
Collective investment funds [2]	445
Total	$1,473
1Includes securities that are mainly investment grade obligations of issuers in the U.S.
2Includes the Standard & Poor’s MidCap 600 Composite Stock Index, Standard & Poor’s 500 Composite Stock Index, the Standard & Poor’s MidCap 400 Composite Stock Index, a short-term investment fund which is a common collective trust vehicle, and other various asset classes
3Includes a fund which holds real estate properties in the U.K.
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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs:

(in millions)	Level 3
Balance as of December 31, 2023	$34
Distributions	(34)
Balance as of December 31, 2024	$—

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.
•The U.S. pension trust had assets of $1,130 million and $1,176 million as of December 31, 2024 and 2023 respectively, and the target allocations in 2024 include 90% fixed income, 5% domestic equities, 3% international equities and 2% cash and cash equivalents.
•The U.K. pension trust had assets of $265 million and $297 million as of December 31, 2024 and 2023, respectively, and the target allocations in 2024 include 95% fixed income and 5% diversified growth funds.

The pension assets are invested with the goal of producing a combination of capital growth, income and a liability hedge. The mix of assets is established after consideration of the long-term performance and risk characteristics of asset classes. Investments are selected based on their potential to enhance returns, preserve capital and reduce overall volatility. Holdings are diversified within each asset class. The portfolios employ a mix of index and actively managed equity strategies by market capitalization, style, geographic regions and economic sectors. The fixed income strategies include U.S. long duration securities, core fixed income, intermediate credit, high yield, and U.K. debt instruments. The short-term portfolio, whose primary goal is capital preservation for liquidity purposes, is composed of government and government-agency securities, uninvested cash, receivables and payables. The portfolios do not employ any financial leverage.

U.S. Defined Contribution Plan

Assets of the defined contribution plan in the U.S. consist primarily of investment options, which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plan purchased 81,400 shares and sold 159,810 shares of S&P Global Inc. common stock in 2024 and purchased 146,600 shares and sold 179,569 shares of S&P Global Inc. common stock in 2023. The plan held approximately 1.1 million and 1.2 million shares of S&P Global Inc. common stock as of December 31, 2024 and 2023, respectively, with market values of $547 million and $518 million, respectively. The plan received dividends on S&P Global Inc. common stock of $4.4 million and $4.5 million during the years ended December 31, 2024 and December 31, 2023, respectively.

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

The number of common shares reserved for issuance under the 2019 Plan are as follows:

(in millions)	December 31,
	2024	2023
Shares available for granting [1]	18.0	18.3
Options outstanding	—	0.1
Total shares reserved for issuance	18.0	18.4
1 Shares reserved for issuance under the Director Plan are less than 1.0 million at both December 31, 2024 and 2023.

We issue treasury shares upon the issuance of restricted stock and other stock-based awards and the exercise of stock options. To offset the dilutive effect of our equity compensation plans, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2024	2023	2022
Restricted stock and other stock-based awards expense	$247	$171	$214
Stock option expense	—	—	—
Total stock-based compensation expense	$247	$171	$214

Tax benefit	$49	$32	$38

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

Restricted stock and other stock-based award activity is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Balance as of December 31, 2023	1.4	$365.51
Granted	0.4	$427.84
Vested	(0.5)	$371.62
Forfeited	(0.1)	$366.39
Balance as of December 31, 2024	1.2	$387.14
Total unrecognized compensation expense related to restricted awards	$216
Weighted-average years to be recognized over	1.1

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value per award	$427.84	$374.00	$384.65
Total fair value of restricted stock and other stock-based awards vested	$230	$323	$146
Tax benefit relating to restricted award activity	$56	$71	$30

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

There were no stock options granted in 2024, 2023 and 2022.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2023	0.1	$77.25
Exercised	(0.1)	$77.86
Options outstanding as of December 31, 2024	—	$74.46	2.22	$5
Options exercisable as of December 31, 2024	—	$74.46	2.22	$5

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2024	2023	2022
Net cash proceeds from the exercise of stock options	$4	$13	$7
Total intrinsic value of stock option exercises	$19	$55	$13
Income tax benefit realized from stock option exercises	$5	$12	$4

9. Equity
Capital Stock
Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.
On January 28, 2025, the Board of Directors approved an increase in the dividends for 2025 to a quarterly common stock dividend of $0.96 per share.

	Year Ended December 31,
	2024	2023	2022
Annualized dividend rate [1]	$3.64	$3.60	$3.32
Dividends paid (in millions)	$1,134	$1,147	$1,024
1 The quarterly dividend rate was $0.91 per share for the year ended December 31 2024. The quarterly dividend rate was $0.90 per share for the year ended December 31 2023. The quarterly dividend rate was $0.77 per share in the first quarter of 2022 and increased to $0.85 per share beginning in the second quarter of 2022.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2024, 12.0 million shares remained available under the 2022 Repurchase Program and the 2020 repurchase program was completed. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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

The terms of each ASR agreement entered into for the years ended December 31, 2024, 2023 and 2022, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
October 28, 2024 [1]		2.3	—	2.3	$—	$1,300
July 31, 2024 [2]	October 22, 2024	2.6	0.3	3.0	$505.19	$1,500
February 12, 2024 [3]	April 12, 2024	1.0	0.2	1.2	$421.05	$500
November 13, 2023 [4]	February 7, 2024	2.8	0.2	3.0	$428.45	$1,300
August 7, 2023 [5]	September 8, 2023	1.1	0.2	1.3	$387.36	$500
May 8, 2023 [6]	August 4, 2023	2.5	0.1	2.6	$384.75	$1,000
February 13, 2023 [7]	May 5, 2023	1.1	0.3	1.4	$341.95	$500
December 2, 2022 [8]	February 3, 2023	2.4	0.4	2.8	$350.74	$1,000
August 9, 2022 [9]	October 25, 2022	5.8	1.6	7.4	$337.94	$2,500
May 13, 2022 [10]	August 2, 2022	3.8	0.6	4.4	$343.85	$1,500
March 1, 2022 [11]	August 9, 2022	15.2	4.1	19.3	$362.03	$7,000
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.3 billion and initially received shares valued at 85% of the $1.3 billion at a price equal to the market price of the Company’s common stock on October 28, 2024 when the Company received an initial delivery of 2.3 million shares from the ASR program. The final settlement of the transaction under the ASR is expected to be completed no later than the first quarter of 2025. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.5 billion and initially received shares valued at 85% of the $1.5 billion at a price equal to the market price of the Company’s common stock on July 31, 2024 when the Company received an initial delivery of 2.6 million shares from the ASR program on August 1, 2024. We completed the ASR agreement on October 22, 2024 and received an additional 0.3 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
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
4 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.3 billion and initially received shares valued at 85% of the $1.3 billion at a price equal to the market price of the Company’s common stock on November 13, 2023 when the Company received an initial delivery of 2.8 million shares from the ASR program. We completed the ASR agreement on February 7, 2024 and received an additional 0.2 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
5 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 85% of the $500 million at a price equal to the market price of the Company’s common stock on August 7, 2023 when the Company received an initial delivery of 1.1 million shares from the ASR program. We completed the ASR agreement on September 8, 2023 and received an additional 0.2 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
6 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and initially received shares valued at 87.5% of the $1 billion at a price equal to the market price of the Company’s common stock on May 8, 2023 when the Company received an initial delivery of 2.5 million shares from the ASR program.We completed the ASR agreement on August 4, 2023 and received an additional 0.1 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
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
8 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and initially received shares valued at 87.5% of the $1 billion at a price equal to the market price of the Company’s common stock on December 2, 2022 when the Company received an initial delivery of 2.4 million shares from the ASR program. We completed the ASR agreement on February 3, 2023 and received an additional 0.4 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
9 The ASR agreement was structured as an uncapped ASR agreement in which we paid $2.5 billion and initially received shares valued at 87.5% of the $2.5 billion at a price equal to the market price of the Company’s common stock on August 9, 2022 when the Company received an initial delivery of 5.8 million shares from the ASR program. We completed the ASR agreement on October 25, 2022 and received an additional 1.6 million shares. The ASR agreement was executed under our 2022 and 2020 Repurchase Program.

10 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.5 billion and initially received shares valued at 85% of the $1.5 billion at a share price equal to the market price of the Company’s common stock on May 13, 2022 when the Company received an initial delivery of 3.8 million shares from the ASR program. We completed the ASR agreement on August 2, 2022 and received an additional 0.6 million shares. The ASR agreement was executed under our 2020 Repurchase Program.
11 The ASR agreement was structured as an uncapped ASR agreement in which we paid $7 billion and initially received shares valued at 85% of the $7 billion at a share equal to the then market price of the Company’s common stock on March 1, 2022 when the company received an initial delivery of 15.2 million shares from the ASR program. We completed the ASR agreement on August 9, 2022 and received an additional 4.1 million shares. The ASR agreement was executed under our 2020 Repurchase Program.

During the year ended December 31, 2024, we received a total of 6.7 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 ASR agreement, resulting in $3.3 billion of cash used to purchase shares. During the year ended December 31, 2023, we received a total of 8.6 million shares, including 0.4 million shares received in February of 2023 related to our December 2, 2022 ASR agreement, resulting in $3.3 billion of cash used to purchase shares. During the year ended December 31, 2022, we purchased 33.5 million shares for $12.0 billion of cash.

Redeemable Noncontrolling Interests

Our redeemable interests include an agreement with the minority partners that own 27% of our S&P Dow Jones Indices LLC joint venture contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, CME Group and CME Group Index Services LLC (“CGIS”) has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group’s and CGIS’ minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interests during the year ended December 31, 2024 were as follows:

(in millions)
Balance as of December 31, 2023	$3,800
Net income attributable to redeemable noncontrolling interests	285
Distributions to noncontrolling interests	(289)
Redemption value adjustment	470
Other [1]	(14)
Balance as of December 31, 2024 [2]	$4,252

1 Relates to foreign currency translation adjustments
2 As of December 31, 2024, $4,239 million relates to our redeemable noncontrolling interest in the Indices business

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2024:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges [3]		Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(487)		$(362)		$86		$(763)
Other comprehensive (loss) income before reclassifications	(126)	1	(15)		20		(121)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	4		5	2	(8)	3	1
Net other comprehensive (loss) income	(122)		(10)		12		(120)
Balance as of December 31, 2024	$(609)		$(372)		$98		$(883)
1Includes an unrealized loss related to our cross currency swaps. See Note 6 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $1 million for the year ended December 31, 2024. See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2024	2023	2022
Amount attributable to S&P Global Inc. common shareholders:
Net income	$3,852	$2,626	$3,248

Basic weighted-average number of common shares outstanding	311.6	318.4	316.9
Effect of dilutive securities	0.3	0.5	1.6
Diluted weighted-average number of common shares outstanding	311.9	318.9	318.5

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$12.36	$8.25	$10.25
Diluted	$12.35	$8.23	$10.20

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. Restricted performance shares outstanding of 0.5 million as of December 31, 2024, 0.7 million as of December 31, 2023 and 0.6 million as of December 31, 2022, respectively, were excluded. As of December 31, 2024, 2023 and 2022, there were no stock options excluded.

11. Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2024 and 2023 restructuring plans consisted of company-wide workforce reductions of approximately 1,230 and 1,050 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2024 by segment is as follows:

	2024 Restructuring Plan		2023 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$77	$48	$90	$13
Ratings	4	3	10	—
Commodity Insights	13	11	26	2
Mobility	6	3	9	1
Indices	1	—	5	—
Engineering Solutions	—	—	—	—
Corporate	24	23	43	4
Total	$125	$88	$183	$20

For the year ended December 31, 2024, we recorded a pre-tax restructuring charge of $125 million primarily related to employee severance charges for the 2024 restructuring plan and have reduced the reserve by $37 million. For the years ended December 31, 2024 and 2023, we have reduced the reserve for the 2023 restructuring plan by $132 million and $31 million, respectively. The reductions primarily related to cash payments for employee severance charges.

12. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have five reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility and Indices.

Our Chief Executive Officer is our chief operating decision-maker (“CODM”) and evaluates performance of our segments and allocates resources (including employees, property, and financial or capital resources) based primarily on operating profit for each segment. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other (income) expense, net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

Operating results for the years ended December 31, 2024, 2023 and 2022 is as follows:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Total
	2024
Revenue from external customers	$4,633	$4,207	$2,142	$1,609	$1,617	$—	$14,208
Intersegment revenue [1]	12	163	—	—	11	—	186
Revenue	4,645	4,370	2,142	1,609	1,628	—	14,394
Intersegment elimination							(186)
Total revenue							14,208
Less: segment expenses [2]	3,133	1,617	1,139	982	483	—	7,354
Less: other segment items [3]	637	46	158	315	42	—	1,198
Intersegment elimination							(186)
Segment operating profit	$875	$2,707	$845	$312	$1,103	$—	$5,842
Corporate Unallocated expense [4]							305
Equity in income on unconsolidated subsidiaries							(43)
Operating profit							5,580
Other income, net							(25)
Interest expense, net							297
Income before taxes on income							$5,308

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Total
	2023
Revenue from external customers	$4,365	$3,177	$1,946	$1,484	$1,392	$133	$12,497
Intersegment revenue [1]	11	155	—	—	11	—	177
Revenue	4,376	3,332	1,946	1,484	1,403	133	12,674
Intersegment elimination							(177)
Total revenue							12,497
Less: segment expenses [2]	2,933	1,449	1,049	908	436	113	6,888
Less: other segment items [3]	729	19	193	316	42	1	1,300
Intersegment elimination							(177)
Segment operating profit	$714	$1,864	$704	$260	$925	$19	$4,486
Corporate Unallocated expense [4]							502
Equity in income on unconsolidated subsidiaries							(36)
Operating profit							4,020
Other expense, net							15
Interest expense, net							334
Income before taxes on income							$3,671

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Total
	2022
Revenue from external customers	$3,797	$2,906	$1,685	$1,142	$1,328	$323	$11,181
Intersegment revenue [1]	14	144	—	—	11	—	169
Revenue	$3,811	$3,050	$1,685	$1,142	$1,339	$323	$11,350
Intersegment elimination							(169)
Total revenue							11,181
Less: segment expenses [2]	2,568	1,340	912	694	418	268	6,200
Less: other segment items [3]	(1,245)	38	182	235	(6)	40	(756)
Intersegment elimination							(169)
Segment operating profit	$2,488	$1,672	$591	$213	$927	$15	$5,906
Corporate Unallocated expense [4]							989
Equity in income on unconsolidated subsidiaries							(27)
Operating profit							4,944
Other income, net							(70)
Interest expense, net							304
Loss on extinguishment of debt							8
Income before taxes on income							$4,702
1Intersegment revenue primarily relates to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2The segment expense category for Market Intelligence, Ratings, Commodity Insights, Mobility and Indices for the years ended December 31, 2024, 2023 and 2022 primarily include an aggregation of compensation costs, technology costs and strategic investments. The segment expense category for Engineering Solutions for the years ended December 31, 2023 and 2022 primarily include an aggregation of technology costs and compensation costs. The CODM considers actual-to-actual and budget-to-actual variances when making decisions about allocating personnel and capital to the segments, however, the CODM does not receive the individual expense items underlying the overall segment expenses. Variance explanations include segment expenses including compensation costs, technology costs and strategic investments, but the CODM is otherwise not provided, and cannot easily calculate, lower-level expense information.
3 Other segment items for each reportable segment primarily include amortization of intangibles from acquisitions, (gain) loss on dispositions and certain items primarily including IHS Markit merger costs, employee severance charges and acquisition and disposition-related costs.
4 Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses.

The following table presents our revenue disaggregated by revenue type for the years ended December 31:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2024
Subscription	$3,882	$—	$1,873	$1,299	$292	$—	$—	$7,346
Non-subscription / Transaction	184	2,326	166	310	—	—	—	2,986
Non-transaction	—	2,044	—	—	—	—	(186)	1,858
Asset-linked fees	—	—	—	—	1,046	—	—	1,046
Sales usage-based royalties	—	—	103	—	290	—	—	393
Recurring variable	579	—	—	—	—	—	—	579
Total revenue	$4,645	$4,370	$2,142	$1,609	$1,628	$—	$(186)	$14,208

Timing of revenue recognition
Services transferred at a point in time	$184	$2,326	$166	$310	$—	$—	$—	$2,986
Services transferred over time	4,461	2,044	1,976	1,299	1,628	—	(186)	11,222
Total revenue	$4,645	$4,370	$2,142	$1,609	$1,628	$—	$(186)	$14,208

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2023
Subscription	$3,685	$—	$1,707	$1,169	$277	$125	$—	$6,963
Non-subscription / Transaction	187	1,425	158	315	—	8	—	2,093
Non-transaction	—	1,907	—	—	—	—	(177)	1,730
Asset-linked fees	—	—	—	—	859	—	—	859
Sales usage-based royalties	—	—	81	—	267	—	—	348
Recurring variable	504	—	—	—	—	—	—	504
Total revenue	$4,376	$3,332	$1,946	$1,484	$1,403	$133	$(177)	$12,497

Timing of revenue recognition
Services transferred at a point in time	$187	$1,425	$158	$315	$—	$8	$—	$2,093
Services transferred over time	4,189	1,907	1,788	1,169	1,403	125	(177)	10,404
Total revenue	$4,376	$3,332	$1,946	$1,484	$1,403	$133	$(177)	$12,497

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Engineering Solutions	Intersegment Elimination [1]	Total

	2022
Subscription	$3,263	$—	$1,492	$888	$258	$300	$—	$6,201
Non-subscription / Transaction	163	1,241	126	254	—	23	—	1,807
Non-transaction	—	1,809	—	—	—	—	(169)	1,640
Asset-linked fees	—	—	—	—	862	—	—	862
Sales usage-based royalties	—	—	67	—	219	—	—	286
Recurring variable	385	—	—	—	—	—	—	385
Total revenue	$3,811	$3,050	$1,685	$1,142	$1,339	$323	$(169)	$11,181

Timing of revenue recognition
Services transferred at a point in time	$163	$1,241	$126	$254	$—	$23	$—	$1,807
Services transferred over time	3,648	1,809	1,559	888	1,339	300	(169)	9,374
Total revenue	$3,811	$3,050	$1,685	$1,142	$1,339	$323	$(169)	$11,181
1    Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information for the years ended December 31 is as follows:

(in millions)	Depreciation & Amortization			Capital Expenditures
	2024	2023	2022	2024	2023	2022
Market Intelligence	$627	$597	$509	$61	$73	$43
Ratings	37	37	46	29	24	23
Commodity Insights	137	137	115	7	7	4
Mobility	317	314	248	18	22	6
Indices	42	42	39	3	13	2
Engineering Solutions	—	2	35	—	—	4
Total reportable segments	1,160	1,129	992	118	139	82
Corporate	13	14	21	6	4	7
Total	$1,173	$1,143	$1,013	$124	$143	$89

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2024	2023
Market Intelligence	$29,478	$29,674
Ratings	1,056	1,041
Commodity Insights	8,636	8,746
Mobility	13,222	13,495
Indices	3,200	3,222
Total reportable segments	55,592	56,178
Corporate [1]	4,629	4,411
Total	$60,221	$60,589
1Corporate assets consist principally of cash and cash equivalents, investments, goodwill and other intangible assets, assets for pension benefits and deferred income taxes.

We do not have operations in any foreign country that represent more than 7% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2024	2023	2022	2024	2023
U.S.	$8,640	$7,542	$6,653	$4,786	$4,535
European region	3,256	2,822	2,597	46,947	47,960
Asia	1,491	1,375	1,246	92	73
Rest of the world	821	758	685	47	47
Total	$14,208	$12,497	$11,181	$51,872	$52,615

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2024	2023	2022	2024	2023
U.S.	61%	60%	60%	9%	9%
European region	23	23	23	91	91
Asia	10	11	11	—	—
Rest of the world	6	6	6	—	—
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures and Note 11 – Restructuring, for actions that impacted the segment operating results.

13. Commitments and Contingencies

Leases

We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases early. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.
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
During the years ended December 31, 2024, 2023 and 2022, we recorded a pre-tax impairment charge of $3 million, $26 million and $132 million, respectively, related to the impairment and abandonment of operating lease related ROU assets. The pre-tax impairment charge recorded during the year ended December 31, 2022 was primarily associated with reductions in the anticipated sublease income on vacated leased facilities following the deterioration of local market conditions and consolidating our real estate facilities following the merger with IHS Markit. The impairment charges are included in selling and general expenses within the consolidated statements of income.

The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of December 31, 2024 and 2023:

(in millions)		2024	2023
Balance Sheet Location
Assets
Right of use assets	Lease right-of-use assets	$413	$379
Liabilities
Other current liabilities	Current lease liabilities	109	105
Lease liabilities — non-current	Non-current lease liabilities	535	541

The components of lease expense for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Operating lease cost	$129	$134	$147
Sublease income	(13)	(16)	(5)
Total lease cost	$116	$118	$142

Supplemental information related to leases for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	140	149	159

Right of use assets obtained in exchange for lease obligations
Operating leases	106	35	6
Weighted-average remaining lease term and discount rate for our operating leases as of December 31 are as follows:

	2024	2023
Weighted-average remaining lease term (years)	5.6	6.0
Weighted-average discount rate	4.02%	3.46%
Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2025	$134
2026	127
2027	120
2028	95
2029	77
2030 and beyond	182
Total undiscounted lease payments	$735
Less: Imputed interest	91
Present value of lease liabilities	$644

Related Party Agreement

In June of 2012, we entered into a license agreement (the “License Agreement”) with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During the years ended December 31, 2024, 2023 and 2022, S&P Dow Jones Indices LLC earned $192 million, $174 million and $170 million of revenue under the terms of the License Agreement, respectively.

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

Moreover, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to our regulated products and services, antitrust matters and other matters, such as ESG. For example, as a nationally recognized statistical rating organization ("NRSRO") registered with the SEC under Section 15E of the Exchange Act, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. On September 3, 2024, as part of an industry-wide investigation into off-channel communications by the SEC, S&P Global Ratings, and certain other NRSROs, reached a settlement to resolve violations of recordkeeping rules. This matter was previously disclosed by S&P Global. In the SEC’s order, the SEC recognized S&P Global Ratings’ remedial acts and its cooperation with the SEC staff. As part of the resolution, S&P Global Ratings paid a penalty of $20 million. S&P Global previously accrued that amount in its consolidated financial statements for the second quarter of 2024. Although S&P Global seeks to promptly address any compliance issues that it detects or that the staff of the SEC or another regulator raises, there can be no assurance that the SEC or another regulator will not seek remedies against S&P Global for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and Interim CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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
3.Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2024. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
4.Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2024, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 70, 71 and 72 of this Annual Report on Form 10-K.

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

During 2024, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During 2024, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.
The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.
Code of Ethics

We have adopted a Code of Ethics that applies to our CEO, Interim CFO, chief accounting officer and senior financial officers. To access such code, go to the Corporate Governance section of our Investor Relations website at http://investor.spglobal.com. Any waivers that may in the future be granted from such Code and amendments thereto will be posted at such website address. In addition to our Code of Ethics for the CEO and senior financial officers noted above, the following documents may be found on our website at the above website address:
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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2025 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2025 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
Information about our insider trading policies governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees will be contained in our 2025 Proxy Statement under the caption "Compensation Discussion and Analysis" and is incorporated herein by reference.
Information concerning compliance with Section 16(a) of the Exchange Act will be contained in our 2025 Proxy Statement under the caption "Ownership of Company Stock-Delinquent Section 16(a) Reports" and is incorporated herein by reference.

New York Stock Exchange Certification

Promptly following the 2025 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 20, 2024.

Item 11. Executive Compensation

Information about director and executive officer compensation that is required by this Item 11, Compensation Committee interlocks and the Compensation Committee Report will be contained in our 2025 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Board of Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details information about our equity compensation plans as of December 31, 2024:

	Equity Compensation Plans’ Information
	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,303,648	1	$74.46	2	18,502,211	3,4
Equity compensation plans not approved by security holders	—		$—		—
Total	1,303,648		$74.46		18,502,211
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
3Included in this number are 477,178 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 18,025,033 shares are reserved for issuance under the 2019 Stock Incentive Plan (the “2019 Plan”) for performance stock, restricted stock, other stock-based awards, stock options and stock appreciation rights.
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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2024, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2025 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Income for the three years ended December 31, 2024
•Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Cash Flows for the three years ended December 31, 2024
•Consolidated Statements of Equity for the three years ended December 31, 2024
•Notes to the Consolidated Financial Statements

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

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2024
Allowance for doubtful accounts	$54	$42	$(52)	$44

Year ended December 31, 2023
Allowance for doubtful accounts	$48	$27	$(21)	$54

Year ended December 31, 2022
Allowance for doubtful accounts	$26	$58	$(36)	$48
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

(2.4)†	Securities and Asset Purchase Agreement dated as of January 14, 2023 between IHS Markit Ltd. and Allium Buyer LLC, incorporated by reference from the Registrant's Form 10-Q filed on April 27, 2023.

(2.5)†
Acknowledgment and Amendment No. 2 to Securities and Asset Purchase Agreement dated as of May 2, 2023 between IHS Markit Ltd. and Allium Buyer LLC, incorporated by reference from the Registrant's Form 10-Q filed on July 27, 2023.

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from Registrant’s Form 8-K filed May 18, 2020.

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant’s Form 8-K filed October 2, 2023.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

(4.3)	Form of 6.550% Senior Note due 2037, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2019.

(4.4)
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

(4.6)	Form of 2.950% Senior Note due 2027 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(4.7)
Fourth Supplemental Indenture dated as of May 17, 2018, among S&P Global Inc., Standard & Poor’s Financial Services LLC and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on May 17, 2018.

(4.8)	Form of 4.500% Senior Note due 2048 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed May 17, 2018.

(4.9)
Fifth Supplemental Indenture dated as of November 26, 2019, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on November 26, 2019.

(4.10)	Form of 2.500% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.11)	Form of 3.250% Senior Note due 2049 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.12)
Sixth Supplemental Indenture dated as of August 13, 2020, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on August 13, 2020.

(4.13)	Form of 1.250% Senior Note due 2030 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant’s Form 8-K filed on August 13, 2020.

(4.14)	Form of 2.300% Senior Note due 2060 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant’s Form 8-K filed on August 13, 2020.

(4.15)
Seventh Supplemental Indenture dated as of March 2, 2022, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(4.16)	Form of 4.750% Senior Note due 2028 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 2, 2022.

(4.17)	Form of 4.250% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 2, 2022.

(4.18)
Eighth Supplemental Indenture dated as of March 18, 2022, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on March 18, 2022.

(4.19)	Form of 2.450% Senior Note due 2027 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.20)	Form of 2.700% Sustainability-Linked Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.21)	Form of 2.900% Senior Note due 2032 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.22)	Form of 3.700% Senior Note due 2052 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.23)	Form of 3.900% Senior Note due 2062 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed March 18, 2022.

(4.24)
Ninth Supplemental Indenture dated as of September 12, 2023, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on September 12, 2023.

(4.25)	Form of 5.250% Senior Note due 2033 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed September 12, 2023.

(4.26)
Senior Notes Indenture, dated as of February 9, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo, National Association, as trustee (including the form of 4.75% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on February 9, 2017.

(4.27)
Supplemental Indenture No. 1, dated as of July 13, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.75% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on July 13, 2017.

(4.28)
Supplemental Indenture No. 2, dated as of December 1, 2021, to the Senior Notes Indenture, dated as of February 9, 2017, among IHS Markit Ltd., the guarantors party thereto and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, incorporated by reference to Exhibit 4.2 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2021.

(4.29)
Senior Notes Indenture, dated as of December 1, 2017, among IHS Markit Ltd., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the form of 4.00% Senior Notes due 2026), incorporated by reference to Exhibit 4.1 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 207.

(4.30)
First Supplemental Indenture, dated as of December 1, 2021, to the Senior Notes Indenture, dated as of December 1, 2017, among IHS Markit Ltd., the guarantors party thereto and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, incorporated by reference to Exhibit 4.3 of the IHS Markit Ltd. Current Report on Form 8-K (file no. 001-36495) filed on December 1, 2021.

(4.31)
Registration Rights Agreement dated as of March 2, 2022, among the Company, Standard & Poor’s Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on March 2, 2022.

(4.32)
Registration Rights Agreement dated as of March 18, 2022, among the Company, Standard & Poor’s Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on March 18, 2022.

(4.33)
Registration Rights Agreement dated as of September 12, 2023, among the Company, Standard & Poor's Financial Services LLC, and the initial purchasers therein, incorporated by reference from the Registrant's Form 8-K filed on September 12, 2023.

(4.34)
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.1)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed April 26, 2016.

(10.2)*	Registrant’s 2019 Stock Incentive Plan, incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.3)*	Form of 2022 Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on August 3, 2022.

(10.4)*	Form of 2023 Performance Share Unit Award Terms and Conditions, incorporated by reference from the Registrant’s Form 10-Q filed on April 27, 2023.

(10.5)*	Form of 2024 Performance Share Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 25, 2024.

(10.6)*	Form of 2024 Performance Share Unit Award Terms and Conditions (Termination Acceleration), incorporated by reference from the Registrant's Form 10-Q filed on April 25, 2024.

(10.7)*	Form of 2022 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.8)*	Form of 2023 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 27, 2023.

(10.9)*	Form of 2024 Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 25, 2024.

(10.10)*	Form of 2024 Restricted Stock Unit Award Terms and Conditions (Termination Acceleration), incorporated by reference from the Registrant's Form 10-Q filed on April 25, 2024.

(10.11)*	Form of 2022 Performance-Vesting Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.12)*	Form of S&P Dow Jones Indices 2022 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.13)*	Form of S&P Dow Jones Indices 2023 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 27, 2023.

(10.14)*†	Form of S&P Dow Jones Indices 2024 Long-Term Cash Incentive Compensation Plan, incorporated by reference from the Registrant's Form 10-Q filed on April 25, 2024.

(10.15)*	Form of 2022 Long-Term Cash Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on August 3, 2022.

(10.16)*	IHS Markit Ltd. Amended and Restated 2014 Equity Incentive Award Plan, incorporated by reference from IHS Markit Ltd.'s Form 10-Q filed on March 26, 2019.

(10.17)*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement, incorporated by reference from IHS Markit Ltd.'s Form 10-Q filed on March 23, 2021.

(10.18)*	IHS Markit Ltd. 2014 Equity Incentive Award Plan - 2021 Form of Performance Share Unit Agreement (PUP), incorporated by reference from IHS Markit Ltd.'s Form 10-K filed on January 24, 2022.

(10.19)*
Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.20)*
Resolutions terminating deferrals under the Key Executive Short-Term Deferred Compensation Plan, dated October 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.21)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2017, incorporated by reference from the Registrant’s Form 10-Q filed October 26, 2017.

(10.22)*	Registrant's Senior Executive Severance Plan, amended and restated as of May 8, 2019, incorporated by reference from the Registrant's Form 10-Q filed August 1, 2019.

(10.23)*	Registrant's Management Severance Plan, as amended and restated effective as of February 29, 2024, incorporated by reference from the Registrant's Form 10-Q filed April 25, 2024.

(10.24)
Five-Year Credit Agreement, dated as of December 17, 2024, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent.

(10.25)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.26)*
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

(10.29)*
Fourth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of May 1, 2013, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.30)*
Fifth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.31)*
Sixth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

(10.32)*
Standard & Poor’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.33)*
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

(10.38)*
Sixth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(10.39)*
Seventh Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2021, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2020.

(10.40)*
Registrant's 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2023, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2022.

(10.41)*
Amendment No. 1 to Registrant's 401(k) Savings and Profit Sharing Plan Supplement, as amended and restated as of January 1, 2023, effective as of January 1, 2024, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2023.

(10.42)*	Amendment No. 2 to Registrant's 401(k) Savings and Profit Sharing Plan Supplement, as amended and restated as of January 1, 2023, effective as of January 1, 2025.

(10.43)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.44)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.45)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.46)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.47)*	Registrant’s Director Deferred Stock Ownership Plan as Amended and Restated effective January 1, 2017, incorporated by reference from the Registrant’s Form 10-Q filed July 27, 2017.

(10.48)*
Registrant’s Amended and Restated Director Deferred Stock Ownership Plan, incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.49)*
Registrant’s Director Deferred Stock Ownership Plan, as Amended and Restated effective May 1, 2024, incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 19, 2024.

(10.50)*
Side letter dated July 25, 2023 to letter agreement dated December 11, 2020 to Steve Kemps, Executive Vice President and Chief Legal Officer, incorporated by reference from the Registrant's Form 10-Q filed on July 27, 2023.

(10.51)*	Special Advisor Agreement, by and between Douglas L. Peterson and S&P Global Inc., dated as of July 29, 2024, incorporated by reference from the Registrant's Form 10-Q filed on July 30, 2024.

(10.52)*	Term sheet, dated June 25, 2024, between the Registrant and Martina Cheung, incorporated by reference from the Registrant's Form 10-Q filed on October 25, 2024.

(10.53)*	Offer letter, dated September 18, 2024, between the Registrant and Eric Aboaf.

(10.54)*	Executive Separation and Release Agreement, dated October 16, 2024, between the Registrant and Adam Kansler.

(10.55)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.56)*
S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2020, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2019.

(19.1)	Registrant's Securities Disclosure and Trading Policy, effective as of October 4, 2017, as updated as of February 10, 2025.

(19.2)	Registrant's Windows Group Addendum to the Securities Disclosure and Trading Policy, as updated as of February 10, 2025.

(19.3)	Registrant's Securities Trading Policy for Directors, as updated as of February 10, 2025.

(21)	Subsidiaries of the Registrant.

(22)	Subsidiary Guarantor of Guaranteed Securities, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2021.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(24)	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Registrant's Financial Statement Compensation Recoupment Policy, dated as of June 27, 2023, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2023.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

† Pursuant to Item 601(b)(2) or 601(b)(10) of Regulation S-K, as applicable, portions of the exhibit have been omitted. The Company hereby agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
* These exhibits relate to management contracts or compensatory plan arrangements.

Item 16. Form 10-K Summary

None.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

By:

/s/ Martina L. Cheung
Martina L. Cheung
President and Chief Executive Officer

February 11, 2025

Each individual whose signature appears below constitutes and appoints Martina L. Cheung and Christopher F. Craig, and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 11, 2025 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Martina L. Cheung
Martina L. Cheung
President and Chief Executive Officer and Director

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
Director

/s/ Ian P. Livingston
Ian P. Livingston
Director

/s/ Maria R. Morris
Maria R. Morris
Director

/s/ Douglas L. Peterson
Douglas L. Peterson
Director

/s/ Gregory Washington
Gregory Washington
Director