Form 10-Q
period 2025-03-31
S&P Global Inc.
filed 2025-04-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 25, 2025 (latest practicable date), 306.7 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of March 31, 2025, the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2025 and 2024, the related consolidated statements of cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 11, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
April 29, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2025	2024
Revenue	$3,777	$3,491
Expenses:
Operating-related expenses	1,153	1,111
Selling and general expenses	764	714
Depreciation	25	23
Amortization of intangibles	268	264
Total expenses	2,210	2,112
Equity in income on unconsolidated subsidiaries	(11)	(6)
Operating profit	1,578	1,385
Other expense (income), net	4	(9)
Interest expense, net	78	78
Income before taxes on income	1,496	1,316
Provision for taxes on income	325	248
Net income	1,171	1,068
Less: net income attributable to noncontrolling interests	(81)	(77)
Net income attributable to S&P Global Inc.	$1,090	$991

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.55	$3.16
Diluted	$3.54	$3.16
Weighted-average number of common shares outstanding:
Basic	307.3	313.6
Diluted	307.7	314.0

Actual shares outstanding at period end	306.7	313.1
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2025	2024
Net income	$1,171	$1,068
Other comprehensive income:
Foreign currency translation adjustments	33	(71)
Income tax effect	19	(8)
	52	(79)

Pension and other postretirement benefit plans	1	1
Income tax effect	—	—
	1	1

Unrealized gain on cash flow hedges	5	21
Income tax effect	(1)	(5)
	4	16

Comprehensive income	1,228	1,006
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(4)	(7)
Less: comprehensive income attributable to redeemable noncontrolling interests	(77)	(70)
Comprehensive income attributable to S&P Global Inc.	$1,147	$929

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,469	$1,666
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts: 2025 - $42; 2024 - $44	3,081	2,867
Prepaid and other current assets	790	926
Total current assets	5,340	5,459
Property and equipment, net of accumulated depreciation: 2025 - $820; 2024 - $823	266	265
Right of use assets	412	413
Goodwill	34,961	34,917
Other intangible assets, net	16,306	16,556
Equity investments in unconsolidated subsidiaries	1,785	1,774
Other non-current assets	819	837
Total assets	$59,889	$60,221
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$525	$553
Accrued compensation and contributions to retirement plans	426	1,073
Short-term debt	3	4
Income taxes currently payable	228	199
Unearned revenue	3,891	3,694
Other current liabilities	847	869
Total current liabilities	5,920	6,392
Long-term debt	11,388	11,394
Lease liabilities — non-current	522	535
Pension and other postretirement benefits	182	180
Deferred tax liability — non-current	3,319	3,397
Other non-current liabilities	833	815
Total liabilities	22,164	22,713
Redeemable noncontrolling interests (Note 8)	4,252	4,252
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2025 and 2024 415 million shares	415	415
Additional paid-in capital	44,359	44,321
Retained income	21,799	20,977
Accumulated other comprehensive loss	(826)	(883)
Less: common stock in treasury	(32,376)	(31,671)
Total equity — controlling interests	33,371	33,159
Total equity — noncontrolling interests	102	97
Total equity	33,473	33,256
Total liabilities and equity	$59,889	$60,221

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net income	$1,171	$1,068
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25	23
Amortization of intangibles	268	264
Provision for losses on accounts receivable	8	15
Deferred income taxes	(63)	(67)
Stock-based compensation	47	33
Other	61	81
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(222)	(185)
Prepaid and other current assets	12	63
Accounts payable and accrued expenses	(678)	(602)
Unearned revenue	181	84
Other current liabilities	(58)	(194)
Net change in prepaid/accrued income taxes	225	192
Net change in other assets and liabilities	(24)	173
Cash provided by operating activities	953	948
Investing Activities:
Capital expenditures	(43)	(24)
Acquisitions, net of cash acquired	(13)	(1)
Changes in short-term investments	(23)	5
Cash used for investing activities	(79)	(20)
Financing Activities:
Additions to short-term debt, net	—	250
Payments on senior notes	(4)	—
Dividends paid to shareholders	(295)	(286)
Distributions to noncontrolling interest holders	(94)	(73)
Repurchase of treasury shares	(650)	(500)
Employee withholding tax on share-based payments, contingent consideration payments and other	(60)	(48)
Cash used for financing activities	(1,103)	(657)
Effect of exchange rate changes on cash	32	(18)
Net change in cash, cash equivalents, and restricted cash	(197)	253
Cash, cash equivalents, and restricted cash at beginning of period	1,666	1,291
Cash, cash equivalents, and restricted cash at end of period	$1,469	$1,544

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended March 31, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	$415	$44,321	$20,977	$(883)	$31,671	$33,159	$97	$33,256
Comprehensive income [1]			1,090	57		1,147	4	1,151
Dividends (Dividend declared per common share — $0.96 per share)			(295)			(295)		(295)
Share repurchases, including excise tax		65			722	(657)		(657)
Employee stock plans		(27)			(17)	(10)		(10)
Change in redemption value of redeemable noncontrolling interests			27			27		27
Other						—	1	1
Balance as of March 31, 2025	$415	$44,359	$21,799	$(826)	$32,376	$33,371	$102	$33,473

Three Months Ended March 31, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
Comprehensive income [1]			991	(62)		929	7	936
Dividends (Dividend declared per common share — $0.91 per share)			(286)			(286)		(286)
Share repurchases, including excise tax		120			625	(505)		(505)
Employee stock plans		(56)			(45)	(11)		(11)
Change in redemption value of redeemable noncontrolling interests			(1)			(1)		(1)
Other			1			1	(10)	(9)
Balance as of March 31, 2024	$415	$44,295	$19,433	$(825)	$28,991	$34,327	$97	$34,424

1Excludes comprehensive income of $77 million and $70 million for the three months ended March 31, 2025 and 2024, respectively, attributable to our redeemable noncontrolling interests.

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
On April 29, 2025, we announced that our Board of Directors decided to pursue a full separation of our Mobility segment, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to S&P Global shareholders, is expected to be tax-free for U.S. federal income tax purposes for S&P Global shareholders and is expected to be completed over the upcoming 12 to 18 months, subject to the satisfaction of customary legal and regulatory requirements and approvals.
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2024 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

We had restricted cash of less than $1 million included in our consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2025 and December 31, 2024, contract assets were $75 million and $69 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at March 31, 2025 compared to December 31, 2024 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $1.5 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.9 billion. We expect to recognize revenue on approximately sixty percent and eighty-five percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $296 million and $291 million as of March 31, 2025 and December 31, 2024, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

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

On April 14, 2025, the Company and CME Group entered into an agreement to sell OSTTRA to investment funds managed by Kohlberg Kravis Roberts & Co. (“KKR”), a leading global investment firm. The terms of the deal for OSTTRA equaled total enterprise value at $3.1 billion, subject to customary purchase price adjustments, which will be divided evenly between the Company and CME Group pursuant to the 50/50 joint venture. We currently anticipate the sale to result in a pre-tax gain of $220 million ($140 million after-tax) for the Company, including the impact of accumulated other comprehensive income related to our investment. The transaction is expected to close in the second half of 2025, subject to customary closing conditions and receipt of required regulatory approvals.

Other Expense (Income), net

The components of other expense (income), net for the three months ended March 31 are as follows:

(in millions)	2025	2024
Other components of net periodic benefit cost	$(6)	$(6)
Net loss (gain) from investments	10	(3)
Other expense (income), net	$4	$(9)

2.    Acquisitions and Divestitures

On April 24, 2025, we entered into an agreement to acquire the Automatic Identification System (AIS) data services business of ORBCOMM Inc. The AIS business is a leading provider of satellite data services used to track and monitor vessels, enhancing maritime visibility and delivering critical insights that support business intelligence and decision-making for government and commercial clients worldwide. The AIS business is expected to be integrated within our Market Intelligence segment. We also expect to enter into a strategic alliance with ORBCOMM. Under this strategic alliance, the two organizations expect to develop a range of differentiated supply chain data and insight offerings and we will make an equity investment in ORBCOMM, underscoring our commitment to further investing in this sector while helping customers navigate the complex supply chain environment. The proposed acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals and is expected to close during 2025. The proposed acquisition is not expected to be material to our consolidated financial statements.

Acquisitions

During the three months ended March 31, 2025 and 2024, we did not complete any material acquisitions.

Divestitures

During the three months ended March 31, 2025 and 2024, we did not complete any material dispositions.

3.    Income Taxes

The effective income tax rate was 21.7% and 18.8% for the three months ended March 31, 2025 and March 31, 2024, respectively. The higher rate for the three months ended March 31, 2025 was primarily due to change in mix of income by jurisdiction. The lower rate for the three months ended March 31, 2024 was primarily due to a combination of discrete adjustments.

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

The Company is subject to tax examinations in various jurisdictions. As of March 31, 2025 and December 31, 2024, the total amount of federal, state and local, and foreign unrecognized tax benefits was $341 million and $325 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2025 and December 31, 2024, we had $78 million and $65 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $16 million in the next twelve months as a result of the resolution of local tax examinations.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	March 31, 2025	December 31, 2024
4.75% Senior Notes, due 2025 [1]	—	4
4.0% Senior Notes, due 2026 [2]	3	3
2.95% Senior Notes, due 2027 [3]	498	498
2.45% Senior Notes, due 2027 [4]	1,244	1,243
4.75% Senior Notes, due 2028 [5]	794	797
4.25% Senior Notes, due 2029 [6]	1,000	1,004
2.5% Senior Notes, due 2029 [7]	497	497
2.70% Sustainability-Linked Senior Notes, due 2029 [8]	1,239	1,238
1.25% Senior Notes, due 2030 [9]	596	595
2.90% Senior Notes, due 2032 [10]	1,478	1,477
5.25% Senior Notes, due 2033 [11]	744	744
6.55% Senior Notes, due 2037 [12]	291	291
4.5% Senior Notes, due 2048 [13]	273	273
3.25% Senior Notes, due 2049 [14]	590	590
3.70% Senior Notes, due 2052 [15]	975	975
2.3% Senior Notes, due 2060 [16]	683	683
3.9% Senior Notes, due 2062 [17]	486	486
Total debt	11,391	11,398
Less: short-term debt including current maturities	3	4
Long-term debt	$11,388	$11,394
1     We made a $4 million repayment of our 4.75% senior notes in the first quarter of 2025.
2     Interest payments are due semiannually on March 1 and September 1.
3    Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2025, the unamortized debt discount and issuance costs total $2 million.
4    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2025, the unamortized debt discount and issuance costs total $6 million.
5     Interest payments are due semiannually on February 1 and August 1.
6 Interest payments are due semiannually on May 1 and November 1.
7    Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2025, the unamortized debt discount and issuance costs total $3 million.
8    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2025, the unamortized debt discount and issuance costs total $11 million.
9    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2025, the unamortized debt discount and issuance costs total $4 million.
10 Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2025, the unamortized debt discount and issuance costs total $22 million.
11 Interest payments are due semiannually on March 15 and September 15, and as of March 31, 2025, the unamortized debt discount and issuance costs total $6 million.
12    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2025, the unamortized debt discount and issuance costs total $2 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2025, the unamortized debt discount and issuance costs total $10 million.

14 Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2025, the unamortized debt discount and issuance costs total $10 million.
15    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2025, the unamortized debt discount and issuance costs total $25 million.
16    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2025, the unamortized debt discount and issuance costs total $17 million.
17    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2025, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $10.1 billion and $10.0 billion as of March 31, 2025 and December 31, 2024, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of March 31, 2025, and December 31, 2024, we had no outstanding commercial paper.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. For the three months ended March 31, 2025, we paid a commitment fee of 7 basis points. There will be no sustainability pricing adjustment to our commitment fees or our margins under the credit facility for the approximately year-long period beginning April 7, 2025 as a result of our emissions performance for the year ended December 31, 2024. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant required is that our indebtedness to cash flow ratio, as defined in our credit facility, was not greater than 4 to 1, and this covenant level has never been exceeded.

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of March 31, 2025 and December 31, 2024, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2025 and twelve months ended December 31, 2024, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of March 31, 2025 and December 31, 2024, the aggregate notional value of these outstanding forward contracts was $2.5 billion and $2.3 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $60 million as of March 31, 2025. The amount recorded in other current liabilities was $2 million and $42 million as of March 31, 2025 and December 31, 2024, respectively. The amount recorded in selling and general expense related to these contracts was a net gain of $49 million for the three months ended March 31, 2025 and a net loss of $37 million for the three months ended March 31, 2024, respectively.

Net Investment Hedges

As of March 31, 2025 and December 31, 2024, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate.These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2029, 2030, 2032 and 2033. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion as of March 31, 2025 and December 31, 2024. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $14 million and $8 million for the three months ended March 31, 2025 and 2024, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the three months ended March 31, 2025 and the twelve months ended December 31, 2024, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2027 and the fourth quarter of 2026, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of March 31, 2025, we estimate that $2 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of March 31, 2025 and December 31, 2024, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $565 million and $539 million, respectively.

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

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of March 31, 2025 and December 31, 2024:

(in millions)		March 31,	December 31,
Balance Sheet Location		2025	2024
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$5	$4
Other current liabilities	Foreign exchange forward contracts	$3	$5
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$26	$58
Other non-current liabilities	Cross currency swaps	$46	$2

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the three months ended March 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2025	2024		2025	2024
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$5	$—	Revenue, Selling and general expenses	$1	$2
Interest rate swap contracts	$—	$21	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(77)	$30	Interest expense, net	$(1)	$(1)
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2025	2024
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$1	$5
Change in fair value, net of tax	5	2
Reclassification into earnings, net of tax	(1)	(2)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$5	$5

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$99	$84
Change in fair value, net of tax	—	16
Reclassification into earnings, net of tax	—	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$99	$100

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$33	$(21)
Change in fair value, net of tax	(59)	21
Reclassification into earnings, net of tax	1	1
Net unrealized (losses) gains on net investment hedges, net of taxes, end of period	$(25)	$1
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2025	2024
Interest cost	17	17
Expected return on assets	(24)	(24)
Amortization of prior service credit / actuarial loss	1	1
Net periodic benefit cost	$(6)	$(6)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2025 and 2024.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2025. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2025 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2025, we contributed $3 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the remaining nine months of 2025.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the three months ended March 31, 2025 and 2024, total stock-based compensation expense related to restricted stock and other stock-based awards was $47 million and $33 million, respectively. During the three months ended March 31, 2025, the Company granted 0.3 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $527.77 per share. Total unrecognized compensation expense related to unvested equity awards as of March 31, 2025 was $307 million, which is expected to be recognized over a weighted average period of 1.7 years.

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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2025, 10.7 million shares remained available under the 2022 Repurchase Program. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company's share repurchases are accounted for as a cost of the treasury stock transaction, and are included in other current liabilities on our consolidated balance sheets. The amount recorded in other current liabilities was $36 million and $30 million as of March 31, 2025 and December 31, 2024, respectively.

The terms of each ASR agreement entered into during the three months ended March 31, 2025 and 2024, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 19, 2025 [1]		1.0	—	1.0	$—	$650
February 12, 2024 [2]	April 12, 2024	1.0	0.2	1.2	$421.05	$500
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $650 million and initially received shares valued at 80% of the $650 million at a price equal to the market price of the Company’s common stock on February 19, 2025. The Company received an initial delivery of 1.0 million shares from the ASR program. The final settlement of the transaction under the ASR is expected to be completed no later than the end of the second quarter of 2025. The ASR agreement was executed under our 2022 Repurchase Program.
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

During the three months ended March 31, 2025, we received 1.3 million shares, including 0.3 million shares received in February of 2025 related to our October 28, 2024 ASR agreement. During the three months ended March 31, 2025, we purchased a total of 1.0 million shares for $650 million of cash. During the three months ended March 31, 2024, we received 1.2 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 ASR agreement. During the three months ended March 31, 2024, we purchased a total of 1.0 million shares for $500 million of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interests during the three months ended March 31, 2025 were as follows:

(in millions)
Balance as of December 31, 2024	$4,252
Net income attributable to redeemable noncontrolling interests	77
Distributions payable to redeemable noncontrolling interests	(64)
Redemption value adjustment	(27)
Other [1]	14
Balance as of March 31, 2025 [2]	$4,252
1 Includes foreign currency translation adjustments.
2 As of March 31, 2025, $4,239 million relates to our redeemable noncontrolling interest in the Indices business.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(609)		$(372)		$98		$(883)
Other comprehensive income (loss) before reclassifications	51	1	—		5		56
Reclassifications from accumulated other comprehensive income (loss) to net earnings	1		1	2	(1)	3	1
Net other comprehensive income	52		1		4		57
Balance as of March 31, 2025	$(557)		$(371)		$102		$(826)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the three months ended March 31, 2025. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2025	2024
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$1,090	$991

Basic weighted-average number of common shares outstanding	307.3	313.6
Effect of dilutive securities	0.4	0.4
Diluted weighted-average number of common shares outstanding	307.7	314.0

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.55	$3.16
Diluted	$3.54	$3.16

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2025 and 2024, there were no stock options excluded. Restricted performance shares outstanding of 0.7 million and 0.9 million as of March 31, 2025 and 2024, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2025 and 2024 restructuring plans consisted of a company-wide workforce reduction of approximately 230 and 1,230 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2025 by segment is as follows:

	2025 Restructuring Plan		2024 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$14	$13	$77	$26
Ratings	2	1	4	2
Commodity Insights	6	6	13	6
Mobility	—	—	6	2
Indices	—	—	1	—
Corporate	11	11	24	19
Total	$33	$31	$125	$55

We recorded a pre-tax restructuring charge of $33 million primarily related to employee severance charges for the 2025 restructuring plan during the three months ended March 31, 2025. The ending reserve balance for the 2024 restructuring plan was $88 million as of December 31, 2024. For the three months ended March 31, 2025, we have reduced the reserve for the 2024 restructuring plan by $33 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have five reportable segments: Market Intelligence, Ratings, Commodity Insights, Mobility and Indices.

Our Chief Executive Officer is our chief operating decision-maker (“CODM”) and evaluates performance of our segments and allocates resources (including employees, property, and financial or capital resources) based primarily on operating profit for each segment. Segment operating profit does not include Corporate Unallocated expense, equity in income on unconsolidated subsidiaries, other expense (income), net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments.

Operating results for the three months ended March 31 is as follows:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	2025
Revenue from external customers	$1,196	$1,107	$612	$420	$442	$3,777
Intersegment revenue [1]	3	42	—	—	3	48
Revenue	1,199	1,149	612	420	445	3,825
Intersegment elimination						(48)
Total revenue						3,777
Less: segment expenses [2]	805	388	318	258	121	1,890
Less: other segment items [3]	174	4	39	76	9	302
Intersegment elimination						(48)
Segment operating profit	$220	$757	$255	$86	$315	$1,633
Corporate Unallocated expense [4]						66
Equity in income on unconsolidated subsidiaries						(11)
Operating profit						1,578
Other expense, net						4
Interest expense, net						78
Income before taxes on income						$1,496

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	2024
Revenue from external customers	$1,139	$1,022	$559	$386	$385	$3,491
Intersegment revenue [1]	3	40	—	—	2	45
Revenue	1,142	1,062	559	386	387	3,536
Intersegment elimination						(45)
Total revenue						3,491
Less: segment expenses [2]	768	375	295	239	105	1,782
Less: other segment items [3]	185	8	38	77	10	318
Intersegment elimination						(45)
Segment operating profit	$189	$679	$226	$70	$272	$1,436
Corporate Unallocated expense [4]						57
Equity in income on unconsolidated subsidiaries						(6)
Operating profit						1,385
Other income, net						(9)
Interest expense, net						78
Income before taxes on income						$1,316
1    Intersegment revenue primarily relates to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 The segment expense category for Market Intelligence, Ratings, Commodity Insights, Mobility and Indices for 2025 and 2024 primarily include an aggregation of compensation costs, technology costs and strategic investments. The CODM considers actual-to-actual and budget-to-actual variances when making decisions about allocating personnel and capital to the segments; however, the CODM does not receive the individual expense items underlying the overall segment expenses. Variance explanations include segment expenses including compensation costs, technology costs and strategic investments, but the CODM is otherwise not provided, and cannot easily calculate, lower-level expense information.
3 In 2025, other segment items for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including employee severance charges, Executive Leadership Team transition costs and acquisition and disposition-related costs. In 2024, other segment items for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including IHS Markit merger costs, employee severance charges and acquisition and disposition-related costs.
4 Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses.

The following table presents our revenue disaggregated by revenue type for the three months ended March 31:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	2025
Subscription	$993	$—	$486	$343	$76	$—	$1,898
Non-subscription / Transaction	56	620	97	77	—	—	850
Non-transaction	—	529	—	—	—	(48)	481
Asset-linked fees	—	—	—	—	288	—	288
Sales usage-based royalties	—	—	29	—	81	—	110
Recurring variable revenue	150	—	—	—	—	—	150
Total revenue	$1,199	$1,149	$612	$420	$445	$(48)	$3,777

Timing of revenue recognition
Services transferred at a point in time	$56	$620	$97	$77	$—	$—	$850
Services transferred over time	1,143	529	515	343	445	(48)	2,927
Total revenue	$1,199	$1,149	$612	$420	$445	$(48)	$3,777

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	2024
Subscription	$947	$—	$450	$311	$70	$—	$1,778
Non-subscription / Transaction	54	582	83	75	—	—	794
Non-transaction	—	480	—	—	—	(45)	435
Asset-linked fees	—	—	—	—	244	—	244
Sales usage-based royalties	—	—	26	—	73	—	99
Recurring variable revenue	141	—	—	—	—	—	141
Total revenue	$1,142	$1,062	$559	$386	$387	$(45)	$3,491

Timing of revenue recognition
Services transferred at a point in time	$54	$582	$83	$75	$—	$—	$794
Services transferred over time	1,088	480	476	311	387	(45)	2,697
Total revenue	$1,142	$1,062	$559	$386	$387	$(45)	$3,491
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information as of March 31, 2025 and December 31, 2024 is as follows:

(in millions)	Total Assets
	March 31,	December 31,
	2025	2024
Market Intelligence	$29,035	$29,478
Ratings	1,234	1,056
Commodity Insights	8,753	8,636
Mobility	13,161	13,222
Indices	3,297	3,200
Total reportable segments	55,480	55,592
Corporate [1]	4,409	4,629
Total	$59,889	$60,221
1Corporate assets consist principally of cash and cash equivalents, investments, goodwill and other intangible assets, assets for pension benefits and deferred income taxes.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2025	2024
U.S.	$2,342	$2,150
European region	849	776
Asia	382	356
Rest of the world	204	209
Total	$3,777	$3,491

See Note 10 — Restructuring for additional actions that impacted the segment operating results.

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of March 31, 2025 and December 31, 2024:

(in millions)		March 31,	December 31,
Balance Sheet Location		2025	2024
Assets
Right of use assets	Lease right of use assets	$412	$413
Liabilities
Other current liabilities	Current lease liabilities	112	109
Lease liabilities — non-current	Non-current lease liabilities	522	535
The components of lease expense for the three months ended March 31 are as follows:

(in millions)	2025	2024
Operating lease cost	$31	$34
Sublease income	(3)	(4)
Total lease cost	$28	$30

Supplemental information related to leases for the three months ended March 31 are as follows:

(in millions)	2025	2024
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$36	$34

Right of use assets obtained in exchange for lease obligations
Operating leases	20	10

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	5.5	5.6
Weighted-average discount rate	4.12%	4.02%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2025 (Excluding the three months ended March 31, 2025)	$101
2026	130
2027	120
2028	96
2029	78
2030 and beyond	193
Total undiscounted lease payments	$718
Less: Imputed interest	84
Present value of lease liabilities	$634

As of March 31, 2025, the Company has certain lease agreements that have not yet commenced with total estimated future lease payments of $86 million which have been excluded from the table above. These leases are expected to begin in the second quarter of 2025 and continue through the third quarter of 2038, with lease terms ranging from 6 years to 12 years.

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2025 and 2024, S&P Dow Jones Indices LLC earned $52 million and $48 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2025. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2024 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three Months Ended March 31, 2025 and 2024
•Liquidity and Capital Resources
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
On April 29, 2025, we announced that our Board of Directors decided to pursue a full separation of our Mobility segment, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to S&P Global shareholders, is expected to be tax-free for U.S. federal income tax purposes for S&P Global shareholders and is expected to be completed over the upcoming 12 to 18 months, subject to the satisfaction of customary legal and regulatory requirements and approvals.
Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2025	2024	% Change [1]
Revenue	$3,777	$3,491	8%
Operating profit [2]	$1,578	$1,385	14%
Operating margin %	42%	40%
Diluted earnings per share from net income	$3.54	$3.16	12%

1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 2025 includes employee severance charges of $33 million, Executive Leadership Team transition costs of $12 million, acquisition-related costs of $9 million, a lease impairment of $6 million and disposition-related costs of $1 million. 2024 includes IHS Markit merger costs of $36 million, employee severance charges of $35 million, acquisition-related costs of $5 million and recovery of lease-related costs of $1 million. 2025 and 2024 also include amortization of intangibles from acquisitions of $281 million and $278 million, respectively.

Revenue increased 8% driven by increases at all of our reportable segments. The increase at Ratings was driven by growth in both non-transaction revenue and transaction revenue. Non-transaction revenue increased primarily due to an increase in volume related to surveillance, commercial paper, and medium-term notes. Transaction revenue increased primarily due to structured finance revenue driven by increased collateralized loan obligations, bank loan ratings revenue due to higher M&A activity, and U.S. Public Finance revenue due to an increase in issuance volumes. The increase at Market Intelligence was primarily due to subscription revenue growth in Data, Analytics & Insights driven by the favorable impact of the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. The increase at Indices was primarily due to higher asset-linked fees revenue, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Commodity Insights was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and an increase in conference revenue driven by increased attendance at CERAWeek in 2025. The increase at Mobility was primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business and strong underwriting volumes and market share growth within the Financial business. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 14%. Excluding the impact of IHS Markit merger costs in 2024 of 11 percentage points, partially offset by Executive Leadership Team transition costs in 2025 of 4 percentage points, a lease impairment in 2025 of 2 percentage points and higher acquisition-related costs in 2025 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
Consolidated Review

(in millions)	2025	2024	% Change
Revenue	$3,777	$3,491	8%
Total Expenses:
Operating-related expenses	1,153	1,111	4%
Selling and general expenses	764	714	7%
Depreciation and amortization	293	287	2%
Total expenses	2,210	2,112	5%
Equity in income on unconsolidated subsidiaries	(11)	(6)	87%
Operating profit	1,578	1,385	14%
Other expense (income), net	4	(9)	N/M
Interest expense, net	78	78	(1)%
Provision for taxes on income	325	248	31%
Net income	1,171	1,068	10%
Less: net income attributable to noncontrolling interests	(81)	(77)	(5)%
Net income attributable to S&P Global Inc.	$1,090	$991	10%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue
The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2025	2024	% Change
Revenue	$3,777	$3,491	8%

Subscription revenue	1,898	1,778	7%
Non-subscription / transaction revenue	850	794	7%
Non-transaction revenue	481	435	11%
Asset-linked fees	288	244	18%
Sales usage-based royalties	110	99	11%
Recurring variable	150	141	7%

% of total revenue:
Subscription revenue	50%	51%
Non-subscription / transaction revenue	22%	23%
Non-transaction revenue	13%	12%
Asset-linked fees	8%	7%
Sales usage-based royalties	3%	3%
Recurring variable	4%	4%

U.S. revenue	$2,342	$2,150	9%
International revenue:
European region	849	776	9%
Asia	382	356	7%
Rest of the world	204	209	(3)%
Total international revenue	$1,435	$1,341	7%
% of total revenue:
U.S. revenue	62%	62%
International revenue	38%	38%

Revenue increased 8% as compared to the three months ended March 31, 2024. Subscription revenue increased in the three month period primarily due to growth in Data, Analytics & Insights driven by the favorable impact of the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024 at Market Intelligence, continued demand for Commodity Insights market data and market insights products, new business growth within the Dealer business and strong underwriting volumes and market share growth within the Financial business at Mobility, and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to structured finance revenue driven by increased collateralized loan obligations, bank loan ratings revenue due to higher M&A activity, and U.S. Public Finance revenue due to an increase in issuance volumes at Ratings, and an increase in conference revenue at Commodity Insights. Non-transaction revenue increased primarily due to an increase in volume related to surveillance, commercial paper, and medium-term notes at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
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

Total Expenses
The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2025		2024		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$523	$298	$512	$294	2%	2%
Ratings [2]	260	125	253	117	3%	6%
Commodity Insights [3]	208	114	194	104	7%	9%
Mobility [4]	131	123	123	113	7%	9%
Indices [5]	63	56	57	49	10%	16%
Intersegment eliminations [6]	(48)	—	(45)	—	(6)%	N/M
Total segments	1,137	716	1,094	677	4%	6%
Corporate Unallocated expense [7]	16	48	17	37	(13)%	32%
Total	$1,153	$764	$1,111	$714	4%	7%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2025, selling and general expenses include employee severance charges of $14 million, acquisition-related costs of $7 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $1 million. In 2024, selling and general expenses include employee severance charges of $31 million, IHS Markit merger costs of $11 million and acquisition-related costs of $3 million.
2 In 2025 and 2024, selling and general expenses include employee severance charges of $2 million.
3 In 2025, selling and general expenses include employee severance charges of $6 million. In 2024, selling and general expenses include IHS Markit merger costs of $5 million.
4 In 2024, selling and general expenses include IHS Markit merger costs of $1 million.
5 In 2024, selling and general expenses include IHS Markit merger costs of $1 million and employee severance charges of $1 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2025, selling and general expenses include employee severance charges of $10 million, Executive Leadership Team transition costs of $8 million, a lease impairment of $6 million and acquisition-related costs of $2 million. In 2024, selling and general expenses include IHS Markit merger costs of $18 million, employee severance charges of $2 million, acquisition-related costs of $1 million and recovery of lease-related costs of $1 million.
Operating-Related Expenses

Operating-related expenses increased 4% primarily driven by higher compensation costs driven by annual merit increases and additional headcount, partially offset by lower outside services expenses.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 7%. Excluding the impact of IHS Markit merger costs in 2024 of 8 percentage points, partially offset by Executive Leadership Team transition costs in 2025 of 3 percentage points, a lease impairment in 2025 of 1 percentage point and higher acquisition-related costs in 2025 of 1 percentage point, selling and general expenses increased 10%. The increase was primarily driven by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic initiatives, partially offset by lower outside services expenses.

Depreciation and Amortization

Depreciation and amortization increased 2% to $293 million primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

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
The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2025	2024	% Change
Market Intelligence [1]	$220	$189	16%
Ratings [2]	757	679	11%
Commodity Insights [3]	255	226	13%
Mobility [4]	86	70	22%
Indices [5]	315	272	16%
Total segment operating profit	1,633	1,436	14%
Corporate Unallocated expense [6]	(66)	(57)	(16)%
Equity in income on unconsolidated subsidiaries [7]	11	6	87%
Total operating profit	$1,578	$1,385	14%
1 2025 includes employee severance charges of $14 million, acquisition-related costs of $7 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $1 million. 2024 includes employee severance charges of $31 million, IHS Markit merger costs of $11 million and acquisition-related costs of $3 million. 2025 and 2024 include amortization of intangibles from acquisitions of $148 million and $140 million, respectively.
2    2025 and 2024 include employee severance charges of $2 million and amortization of intangibles from acquisitions of $2 million and $7 million, respectively.
3 2025 includes employee severance charges of $6 million. 2024 includes IHS Markit merger costs of $5 million. 2025 and 2024 include amortization of intangibles from acquisitions of $33 million and $32 million, respectively.
4    2024 includes IHS Markit merger costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $76 million.
5    2024 includes IHS Markit merger costs of $1 million and employee severance charges of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $9 million.
6    2025 includes employee severance charges of $10 million, Executive Leadership Team transition costs of $8 million, a lease impairment of $6 million and acquisition-related costs of $2 million. 2024 includes IHS Markit merger costs of $18 million, employee severance charges of $2 million, acquisition-related costs of $1 million and recovery of lease-related costs of $1 million.
7    2025 and 2024 include amortization of intangibles from acquisitions of $13 million and $14 million, respectively.

Segment Operating Profit — Segment operating profit increased 14% as compared to 2024. Excluding the impact of IHS merger costs in 2024 of 10 percentage points, partially offset by Executive Leadership Team transition costs in 2025 of 4 percentage points and a lease impairment in 2025 of 2 percentage points, segment operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 16% compared to 2024. Excluding the impact of IHS merger costs in 2024 of 24 percentage points, partially offset by higher employee severance charges in 2025 of 11 percentage points, Executive Leadership Team transition costs in 2025 of 11 percentage points, a lease impairment in 2025 of 8 percentage points and recovery of lease-related costs in 2024 of 1 percentage point, Corporate Unallocated expense increased 7% primarily due to disposition-related income in 2024 and higher incentives in 2025.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture. Equity in Income on Unconsolidated Subsidiaries was $11 million for the three months ended March 31, 2025 compared to $6 million for the three months ended March 31, 2024.

On April 14, 2025, the Company and CME Group entered into an agreement to sell OSTTRA to investment funds managed by Kohlberg Kravis Roberts & Co. (“KKR”), a leading global investment firm. The terms of the deal for OSTTRA equaled total enterprise value at $3.1 billion, subject to customary purchase price adjustments, which will be divided evenly between the Company and CME Group pursuant to the 50/50 joint venture. We currently anticipate the sale to result in a pre-tax gain of $220 million ($140 million after-tax) for the Company, including the impact of accumulated other comprehensive income related to our investment. The transaction is expected to close in the second half of 2025, subject to customary closing conditions and receipt of required regulatory approvals.

Foreign exchange rates had an unfavorable impact on operating profit of 1 percentage point. This impact refers to currency comparisons and the remeasurement of monetary assets and liabilities. Currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual business’s functional currency.

Other Expense (Income), net

Other expense (income), net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other expense, net was $4 million for the three months ended March 31, 2025 compared to other income, net of $9 million for the three months ended March 31, 2024 primarily due to losses on our mark-to-market investments in 2025 compared to gains in 2024.

Interest Expense, net

Interest expense, net remained unchanged compared to the three months ended March 31, 2024 primarily due to an increase in interest expense related to uncertain tax liabilities offset by higher interest income from invested cash due to a more favorable interest rate environment combined with a benefit from our net investment hedge program.

Provision for Income Taxes

The effective income tax rate was 21.7% and 18.8% for the three months ended March 31, 2025 and 2024, respectively. The higher rate for the three months ended March 31, 2025 was primarily due to change in mix of income by jurisdiction. The lower rate for the three months ended March 31, 2024 was primarily due to a combination of discrete adjustments.

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

On April 24, 2025, we entered into an agreement to acquire the Automatic Identification System (AIS) data services business of ORBCOMM Inc. The AIS business is a leading provider of satellite data services used to track and monitor vessels, enhancing maritime visibility and delivering critical insights that support business intelligence and decision-making for government and commercial clients worldwide. The AIS business is expected to be integrated within our Market Intelligence segment. We also expect to enter into a strategic alliance with ORBCOMM. Under this strategic alliance, the two organizations expect to develop a range of differentiated supply chain data and insight offerings and we will make an equity investment in ORBCOMM, underscoring our commitment to further investing in this sector while helping customers navigate the complex supply chain environment. The proposed acquisition is subject to customary closing conditions, including receipt of certain regulatory approvals and is expected to close during 2025. The proposed acquisition is not expected to be material to our consolidated financial statements.

Market Intelligence includes the following business lines:

•Data, Analytics & Insights — a desktop product suite that provides data, analytics and third-party research for global finance and corporate professionals, which includes the Capital IQ platforms (which are inclusive of S&P Capital IQ Pro, Capital IQ, Office and Mobile products) and a broad range of research, reference data, market data, derived analytics and valuation services covering both the public and private capital markets, delivered through flexible feed-based or API delivery mechanisms. This also includes issuer solutions for public companies, a range of products for the maritime & trade market, data and insight into Financial Institutions, the telecoms, technology and media space as well as ESG and supply chain data analytics;
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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2025	2024	% Change
Revenue	$1,199	$1,142	5%

Subscription revenue	$993	$947	5%
Recurring variable revenue	$150	$141	7%
Non-subscription revenue	$56	$54	4%
% of total revenue:
Subscription revenue	83%	83%
Recurring variable revenue	12%	12%
Non-subscription revenue	5%	5%

U.S. revenue	$704	$685	3%
International revenue	$495	$457	8%
% of total revenue:
U.S. revenue	59%	60%
International revenue	41%	40%

Operating profit [1]	$220	$189	16%
Operating margin %	18%	17%
1 2025 includes employee severance charges of $14 million, acquisition-related costs of $7 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $1 million. 2024 includes employee severance charges of $31 million, IHS Markit merger costs of $11 million and acquisition-related costs of $3 million. 2025 and 2024 also include amortization of intangibles from acquisitions of $148 million and $140 million, respectively.

Revenue increased 5% primarily due to subscription revenue growth in Data, Analytics & Insights driven by the favorable impact of the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress®, RatingsDirect® and Credit Analytics within Credit & Risk Solutions and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 16%. Excluding the impact of higher employee severance charges in 2024 of 17 percentage points and IHS merger costs in 2024 of 11 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2025 of 8 percentage points, Executive Leadership Team transition costs in 2025 of 5 percentage points, higher acquisition-related costs in 2025 of 3 percentage points and disposition-related costs in 2025 of 1 percentage point, operating profit increased 5% primarily due to revenue growth and lower outside services expenses, partially offset by higher compensation costs driven by annual merit increases and additional headcount and expenses associated with the acquisition of Visible Alpha. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $42 million and $40 million for the three months ended March 31, 2025 and 2024, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2025	2024	% Change
Revenue	$1,149	$1,062	8%

Transaction revenue	$620	$582	7%
Non-transaction revenue	$529	$480	10%
% of total revenue:
Transaction revenue	54%	55%
Non-transaction revenue	46%	45%

U.S. revenue	$683	$609	12%
International revenue	$466	$453	3%
% of total revenue:
U.S. revenue	59%	57%
International revenue	41%	43%

Operating profit [1]	$757	$679	11%
Operating margin %	66%	64%
12025 and 2024 include employee severance charges of $2 million and amortization of intangibles from acquisitions of $2 million and $7 million, respectively.

Revenue increased 8%, with an unfavorable impact from foreign exchange rates of 1 percentage point. Non-transaction revenue increased primarily due to an increase in volume related to surveillance, commercial paper, and medium-term notes. Transaction revenue increased primarily due to structured finance revenue driven by increased collateralized loan obligations (“CLOs”), bank loan ratings revenue due to higher M&A activity, and U.S. Public Finance revenue due to an increase in issuance volumes.

Operating profit increased 11% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the three months ended March 31:

(in billions)	2025	2024	% Change
Investment-grade billed issuance*	$440	$456	(4)%
High-yield billed issuance *	$113	$120	(6)%
Other billed issuance **	$530	$417	27%
Total billed issuance	$1,083	$993	9%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
First quarter billed issuance was up due to increases in bank loans and structured finance. Structured finance billed issuance increases were driven primarily by new CLO issuance.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2025	2024	% Change
Revenue	$612	$559	9%

Subscription revenue	$486	$450	8%
Sales usage-based royalties	$29	$26	13%
Non-subscription revenue	$97	$83	17%
% of total revenue:
Subscription revenue	79%	81%
Sales usage-based royalties	5%	4%
Non-subscription revenue	16%	15%

U.S. revenue	$275	$247	11%
International revenue	$337	$312	8%
% of total revenue:
U.S. revenue	45%	44%
International revenue	55%	56%

Operating profit [1]	$255	$226	13%
Operating margin %	42%	40%
12025 includes employee severance charges of $6 million. 2024 includes IHS Markit merger costs of $5 million. 2025 and 2024 also include amortization of intangibles from acquisitions of $33 million and $32 million, respectively.

Revenue increased 9% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and an increase in conference revenue driven by increased attendance at CERAWeek in 2025. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across most commodity sectors also contributed to revenue growth. Revenue was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. All four business lines contributed to revenue growth in the first quarter of 2025 with the Advisory & Transactional Services and Energy & Resources Data & Insights businesses being the most significant drivers, followed by the Price Assessments and Upstream Data & Insights businesses. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 13%. Excluding the impact of higher employee severance charges in 2025 of 9 percentage points, partially offset by IHS Markit merger costs in 2024 of 7 percentage points, operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, investment in strategic initiatives and expenses associated with the acquisition of World Hydrogen Leaders. Foreign exchange rates had an unfavorable impact of 1 percentage point.
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
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2025	2024	% Change
Revenue	$420	$386	9%

Subscription revenue	$343	$311	10%
Non-subscription revenue	$77	$75	3%
% of total revenue:
Subscription revenue	82%	81%
Non-subscription revenue	18%	19%

U.S. revenue	$350	$318	10%
International revenue	$70	$68	4%
% of total revenue:
U.S. revenue	83%	82%
International revenue	17%	18%

Operating profit [1]	$86	$70	22%
Operating margin %	20%	18%

1 2024 includes IHS Markit merger costs of $1 million. 2025 and 2024 also include amortization of intangibles from acquisitions of $76 million.

Revenue increased 9% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business and strong underwriting volumes and market share growth within the Financial business. Non-subscription revenue was unfavorably impacted by lower recall activity in the Manufacturing business. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 22%. Excluding the impact of IHS merger related costs in 2024 of 18 percentage points and employee severance costs in 2024 of 2 percentage points, partially offset by higher amortization of intangibles in 2025 of 8 percentage points, operating profit increased 10%. The increase was primarily driven by revenue growth, partially offset by an increase in strategic investments and higher compensation costs driven by annual merit increases and additional headcount. Foreign exchange rates had an unfavorable impact of 3 percentage points.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2025	2024	% Change
Revenue	$445	$387	15%

Asset-linked fees	$288	$244	18%
Subscription revenue	$76	$70	7%
Sales usage-based royalties	$81	$73	11%
% of total revenue:
Asset-linked fees	65%	63%
Subscription revenue	17%	18%
Sales usage-based royalties	18%	19%

U.S. revenue	$361	$317	14%
International revenue	$84	$70	18%
% of total revenue:
U.S. revenue	81%	82%
International revenue	19%	18%

Operating profit [1]	$315	$272	16%
Less: net operating profit attributable to noncontrolling interests	77	70
Net operating profit	$238	$202	18%
Operating margin %	71%	70%
Net operating margin %	53%	52%

1 2024 includes IHS Markit merger costs of $1 million and employee severance charges of $1 million. 2025 and 2024 also include amortization of intangibles from acquisitions of $9 million.

Revenue at Indices increased 15% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher exchange-traded derivative revenue driven by continued strength in trading volume and higher data subscription revenue. Ending AUM for ETFs increased 18% to $4.304 trillion compared to March 31, 2024 and average levels of AUM for ETFs increased 30% to $4.462 trillion compared to the three months ended March 31, 2024. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 16%. Excluding the impact of IHS Markit merger costs in 2024 of 1 percentage point, operating profit increased 15% due to revenue growth partially offset by higher compensation costs driven by annual merit increases, an increase in bad debt expense and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,469 million as of March 31, 2025, a decrease of $197 million from December 31, 2024.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2025	2024	% Change
Net cash provided by (used for):
Operating activities	$953	$948	—%
Investing activities	$(79)	$(20)	N/M
Financing activities	$(1,103)	$(657)	68%
N/M – Represents a change equal to or in excess of 100% or not meaningful

In the first three months of 2025, free cash flow decreased $35 million to $816 million compared to $851 million in the first three months of 2024. The decrease is primarily due to an increase in cash used for capital expenditures and distributions to noncontrolling interest holders. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities remained relatively unchanged for the first three months of 2025 compared to 2024. This is primarily attributable to higher operating results and higher billings in 2025, partially offset by higher compensation payments in 2025 and proceeds received from the termination of interest rate swaps in 2024.

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

Cash used for investing activities increased to $79 million for the first three months of 2025 compared to $20 million in the first three months of 2024, primarily due to higher cash paid for short-term investments and capital expenditures in 2025.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt.

Cash used for financing activities increased $446 million to $1,103 million for the first three months of 2025. The increase is primarily attributable to proceeds received from commercial paper borrowings in 2024 and an increase in cash used for share repurchases in 2025.

During the three months ended March 31, 2025, we purchased a total of 1.0 million shares for $650 million of cash. During the three months ended March 31, 2024, we purchased a total of 1.0 million shares for $500 million of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of March 31, 2025, and December 31, 2024, we had no outstanding commercial paper.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. For the three months ended March 31, 2025, we paid a commitment fee of 7 basis points. There will be no sustainability pricing adjustment to our commitment fees or our margins under the credit facility for the approximately year-long period beginning April 7, 2025 as a result of our emissions performance for the year ended December 31, 2024. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

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
•On November 2, 2007, we issued $400 million of 6.55% Senior Notes due 2037.

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
Summarized results of operations for the three months ended March 31, 2025 are as follows:

(in millions)	2025
Revenue	$1,087
Operating Profit	823
Net Income	419
Net income attributable to S&P Global Inc.	419

Summarized balance sheet information as of March 31, 2025 and December 31, 2024 is as follows:

(in millions)	March 31,	December 31,
	2025	2024
Current assets (excluding intercompany from Non-Obligor Group)	$1,397	$1,400
Non-current assets	776	782
Current liabilities (excluding intercompany to Non-Obligor Group)	430	339
Non-current liabilities	11,467	11,541
Intercompany payables to Non-Obligor Group	17,182	16,100

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

(in millions)	2025	2024	% Change
Cash provided by operating activities	$953	$948	—%
Capital expenditures	(43)	(24)
Distributions to noncontrolling interest holders	(94)	(73)
Free cash flow	$816	$851	(4)%

(in millions)	2025	2024	% Change
Cash used for investing activities	(79)	(20)	N/M
Cash used for financing activities	(1,103)	(657)	68%
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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, management may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in the Company’s business strategies and methods of generating revenue; the development and performance of the Company’s services and products; the expected impact of acquisitions and dispositions; the Company’s effective tax rates; the Company’s cost structure, dividend policy, cash flows or liquidity; and the anticipated separation of Mobility into a standalone public company.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political, and regulatory conditions (including slower GDP growth or recession, restrictions on trade (e.g., tariffs), instability in the banking sector and inflation), and factors that contribute to uncertainty and volatility (e.g., supply chain risk), natural and man-made disasters, civil unrest, public health crises (e.g., pandemics), geopolitical uncertainty (including military conflict), and conditions that result from legislative, regulatory, trade and policy changes, including from the U.S. administration;
•the volatility and health of debt, equity, commodities, energy and automotive markets, including credit quality and spreads, the composition and mix of credit maturity profiles, the level of liquidity and future debt issuances, equity flows from active to passive, fluctuations in average asset prices in global equities, demand for investment products that track indices and assessments and trading volumes of certain exchange traded derivatives;
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
•the impact of changes in applicable tax or accounting requirements on the Company;
•the separation of Mobility not being consummated within the anticipated time period or at all;

•the ability of the separation of Mobility to qualify for tax-free treatment for U.S. federal income tax purposes;
•any disruption to the Company’s business in connection with the proposed separation of Mobility;
•any loss of synergies from separating the businesses of Mobility and the Company that adversely impact the results of operations of both businesses, or the companies resulting from the separation of Mobility not realizing all of the expected benefits of the separation; and
•following the separation of Mobility, the combined value of the common stock of the two publicly-traded companies not being equal to or greater than the value of the Company’s common stock had the separation not occurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of March 31, 2025 and December 31, 2024, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

The planned separation of our Mobility business into an independent, publicly traded company is contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

On April 29, 2025, we announced our intent to pursue a separation of our Mobility business through a spin-off to our shareholders. The proposed separation is subject to various conditions, is complex in nature, and may be affected by unanticipated developments. The separation is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. There can be no assurance regarding the ultimate timing of the separation or that such separation will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the separation, including but not limited to disruptions in general or financial market conditions or potential problems or delays in satisfying required conditions. Such developments could cause the separation to occur on terms or conditions that are less favorable than anticipated. In addition, we may not be able to achieve the full strategic and financial benefits that we anticipate to result from the separation, or such benefits may be delayed or not occur at all. The anticipated benefits of the separation are based on a number of assumptions, some of which may prove incorrect. We also expect to incur significant expenses in connection with the separation, certain of which will be incurred even if the separation is not completed. Executing the separation will require significant resources, time and attention from our senior management and employees, which could divert attention and resources away from other projects and the day-to-day operation of our business. We may experience negative reactions from financial markets if we do not complete the separation in a reasonable time period. Following the proposed separation, the combined value of the shares of the two publicly-traded companies may not be equal to or greater than what the value of our shares would have been had the separation not occurred. The above factors could have a material adverse effect on our business, financial condition, results of operations or the price of our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the first quarter of 2025, we received 1.3 millions shares, which included 0.3 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on October 28, 2024. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of March 31, 2025, 10.7 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2025 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1— January 31, 2025	264	$495.50	—	12.0	million
February 1 — February 28, 2025 [1,2]	1,292,909	501.39	1,285,353	10.7	million
March 1 — March 31, 2025	101,423	516.77	—	10.7	million
Total — Quarter [1,2]	1,394,596	$504.96	1,285,353	10.7	million

1 Includes 0.3 million shares received from the conclusion of our ASR agreement that we entered into on October 28, 2024.

2 Includes 1.0 million shares received from the initiation of our ASR agreement that we entered into on February 19, 2025. Average price paid per share information does not include this accelerated share repurchase transaction.

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

During the first quarter of 2025, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodities Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the first quarter of 2025, the Company recorded no revenue or net profit attributable to the Commodities Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of 2025.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*	2025 Senior Advisor Restricted Stock Unit Award Agreement

(10.2)*	Form of 2024 Restricted Stock Unit Award Agreement (Cliff-Vesting)

(10.3)*	Form of 2025 Performance Share Unit Award Agreement

(10.4)*	Form of 2025 Restricted Stock Unit Award Agreement

(10.5)*†	Form of S&P Dow Jones Indices 2025 Long-Term Cash Incentive Compensation Plan

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

S&P Global Inc.
Registrant

Date:	April 29, 2025	By:	/s/ Eric W. Aboaf
Eric W. Aboaf
Executive Vice President and Chief Financial Officer

Date:	April 29, 2025	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer