Form 10-Q
period 2025-06-30
S&P Global Inc.
filed 2025-08-01
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 25, 2025 (latest practicable date), 305.3 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2025 and 2024, the related consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 31, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$3,755	$3,549	$7,532	$7,040
Expenses:
Operating-related expenses	1,119	1,078	2,272	2,188
Selling and general expenses	803	741	1,568	1,455
Depreciation	26	25	51	48
Amortization of intangibles	270	266	537	531
Total expenses	2,218	2,110	4,428	4,222
Gain on dispositions, net	(3)	—	(3)	—
Equity in income on unconsolidated subsidiaries	(11)	(13)	(22)	(19)
Operating profit	1,551	1,452	3,129	2,837
Other income, net	(28)	(3)	(23)	(13)
Interest expense, net	77	77	154	156
Income before taxes on income	1,502	1,378	2,998	2,694
Provision for taxes on income	342	293	667	540
Net income	1,160	1,085	2,331	2,154
Less: net income attributable to noncontrolling interests	(88)	(74)	(170)	(152)
Net income attributable to S&P Global Inc.	$1,072	$1,011	$2,161	$2,002

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.50	$3.23	$7.05	$6.39
Diluted	$3.50	$3.23	$7.04	$6.38
Weighted-average number of common shares outstanding:
Basic	305.9	313.0	306.6	313.3
Diluted	306.1	313.2	306.9	313.6

Actual shares outstanding at period end			305.3	313.0
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$1,160	$1,085	$2,331	$2,154
Other comprehensive income:
Foreign currency translation adjustments	(51)	(6)	(19)	(78)
Income tax effect	84	(4)	103	(11)
	33	(10)	84	(89)

Pension and other postretirement benefit plans	(3)	(5)	(1)	(5)
Income tax effect	1	2	1	2
	(2)	(3)	—	(3)

Unrealized gain on cash flow hedges	—	—	4	20
Income tax effect	—	—	—	(4)
	—	—	4	16

Comprehensive income	1,191	1,072	2,419	2,078
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(12)	(6)	(17)	(14)
Less: comprehensive income attributable to redeemable noncontrolling interests	(76)	(68)	(153)	(138)
Comprehensive income attributable to S&P Global Inc.	$1,103	$998	$2,249	$1,926

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,847	$1,666
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts: 2025 - $43; 2024 - $44	2,979	2,867
Prepaid and other current assets	1,051	926
Total current assets	5,877	5,459
Property and equipment, net of accumulated depreciation: 2025 - $839; 2024 - $823	275	265
Right of use assets	405	413
Goodwill	35,072	34,917
Other intangible assets, net	16,078	16,556
Equity investments in unconsolidated subsidiaries	1,846	1,774
Other non-current assets	842	837
Total assets	$60,395	$60,221
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$532	$553
Accrued compensation and contributions to retirement plans	582	1,073
Short-term debt	3	4
Income taxes currently payable	198	199
Unearned revenue	3,871	3,694
Other current liabilities	796	869
Total current liabilities	5,982	6,392
Long-term debt	11,385	11,394
Lease liabilities — non-current	512	535
Pension and other postretirement benefits	188	180
Deferred tax liability — non-current	3,175	3,397
Other non-current liabilities	1,192	815
Total liabilities	22,434	22,713
Redeemable noncontrolling interests (Note 8)	4,465	4,252
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2025 and 2024 415 million shares	415	415
Additional paid-in capital	44,392	44,321
Retained income	22,402	20,977
Accumulated other comprehensive loss	(795)	(883)
Less: common stock in treasury	(33,024)	(31,671)
Total equity — controlling interests	33,390	33,159
Total equity — noncontrolling interests	106	97
Total equity	33,496	33,256
Total liabilities and equity	$60,395	$60,221

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net income	$2,331	$2,154
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	51	48
Amortization of intangibles	537	531
Provision for losses on accounts receivable	17	29
Deferred income taxes	(138)	(162)
Stock-based compensation	92	82
Gain on dispositions, net	(3)	—
Other	250	105
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(101)	106
Prepaid and other current assets	(20)	(25)
Accounts payable and accrued expenses	(524)	(328)
Unearned revenue	137	(74)
Other current liabilities	(140)	(210)
Net change in prepaid/accrued income taxes	2	241
Net change in other assets and liabilities	(93)	7
Cash provided by operating activities	2,398	2,504
Investing Activities:
Capital expenditures	(104)	(56)
Acquisitions, net of cash acquired	(25)	(261)
Proceeds from dispositions, net	15	(4)
Changes in short-term investments	(17)	2
Cash used for investing activities	(131)	(319)
Financing Activities:
Payments on senior notes	(4)	(47)
Dividends paid to shareholders	(589)	(572)
Distributions to noncontrolling interest holders	(168)	(133)
Contingent consideration payments	(6)	(104)
Repurchase of treasury shares	(1,301)	(500)
Employee withholding tax on share-based payments, excise tax payments on share repurchases and other	(94)	(49)
Cash used for financing activities	(2,162)	(1,405)
Effect of exchange rate changes on cash	76	(32)
Net change in cash, cash equivalents, and restricted cash	181	748
Cash, cash equivalents, and restricted cash at beginning of period	1,666	1,291
Cash, cash equivalents, and restricted cash at end of period	$1,847	$2,039

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2025	$415	$44,359	$21,799	$(826)	$32,376	$33,371	$102	$33,473
Comprehensive income [1]			1,072	31		1,103	13	1,116
Dividends (Dividend declared per common share — $0.96 per share)			(293)			(293)	(10)	(303)
Share repurchases, including excise tax					657	(657)		(657)
Employee stock plans		33			(9)	42		42
Change in redemption value of redeemable noncontrolling interests			(176)			(176)		(176)
Other						—	1	1
Balance as of June 30, 2025	$415	$44,392	$22,402	$(795)	$33,024	$33,390	$106	$33,496

Three Months Ended June 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2024	$415	$44,295	$19,433	$(825)	$28,991	$34,327	$97	$34,424
Comprehensive income [1]			1,011	(13)		998	6	1,004
Dividends (Dividend declared per common share — $0.91 per share)			(286)			(286)	(11)	(297)
Share repurchases, including excise tax		75			76	(1)		(1)
Employee stock plans		37			(8)	45		45
Change in redemption value of redeemable noncontrolling interests			(202)			(202)		(202)
Other			1	(1)		—	(3)	(3)
Balance as of June 30, 2024	$415	$44,407	$19,957	$(839)	$29,059	$34,881	$89	$34,970

Six Months Ended June 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	$415	$44,321	$20,977	$(883)	$31,671	$33,159	$97	$33,256
Comprehensive income [1]			2,161	88		2,249	17	2,266
Dividends (Dividend declared per common share — $1.92 per share)			(589)			(589)	(10)	(599)
Share repurchases, including excise tax		65			1,379	(1,314)		(1,314)
Employee stock plans		6			(26)	32		32
Change in redemption value of redeemable noncontrolling interests			(147)			(147)		(147)
Other						—	2	2
Balance as of June 30, 2025	$415	$44,392	$22,402	$(795)	$33,024	$33,390	$106	$33,496

Six Months Ended June 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
Comprehensive income [1]			2,002	(76)		1,926	14	1,940
Dividends (Dividend declared per common share — $1.82 per share)			(572)			(572)	(11)	(583)
Share repurchases, including excise tax		195			700	(505)		(505)
Employee stock plans		(19)			(52)	33		33
Change in redemption value of redeemable noncontrolling interests			(203)			(203)		(203)
Other			2			2	(14)	(12)
Balance as of June 30, 2024	$415	$44,407	$19,957	$(839)	$29,059	$34,881	$89	$34,970

1Excludes comprehensive income of $76 million and $68 million for the three months ended June 30, 2025 and 2024, respectively, and $153 million and $138 million for the six months ended June 30, 2025 and 2024, respectively, attributable to our redeemable noncontrolling interests.

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
On April 29, 2025, we announced that our Board of Directors decided to pursue a full separation of our Mobility segment, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to S&P Global shareholders, is expected to be tax-free for U.S. federal income tax purposes for S&P Global shareholders and is expected to be completed over the 12 to 18 months from its announcement, subject to the satisfaction of customary legal and regulatory requirements and approvals.
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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

We had restricted cash of less than $1 million included in our consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2025 and December 31, 2024, contract assets were $98 million and $69 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at June 30, 2025 compared to December 31, 2024 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $2.5 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.9 billion. We expect to recognize revenue on approximately sixty percent and eighty-five percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $324 million and $291 million as of June 30, 2025 and December 31, 2024, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 2 to 5 years. The expense is recorded within selling and general expenses.

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

On April 14, 2025, the Company and CME Group entered into an agreement to sell OSTTRA to investment funds managed by Kohlberg Kravis Roberts & Co. (“KKR”), a leading global investment firm. The terms of the deal for OSTTRA equaled total enterprise value at $3.1 billion, subject to customary purchase price adjustments, which will be divided evenly between the Company and CME Group pursuant to the 50/50 joint venture. We currently anticipate the sale to result in a pre-tax gain of $220 million ($140 million after-tax) for the Company, including the impact of accumulated other comprehensive income related to our investment. The transaction is expected to close in 2025, subject to customary closing conditions and receipt of required regulatory approvals.

Other Income, net

The components of other income, net for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2025	2024	2025	2024
Other components of net periodic benefit cost	$(5)	$(6)	$(11)	$(12)
Net (gain) loss from investments	(23)	3	(12)	(1)
Other income, net	$(28)	$(3)	$(23)	$(13)

2.    Acquisitions and Divestitures

On July 21, 2025, we entered into a definitive agreement to acquire ARC Research, a subsidiary of ARC Group, the leading independent provider of investment performance data, benchmarking capabilities and insights in the private wealth market. The acquisition will be part of our Indices segment and will expand our capabilities to deliver innovative, high-quality benchmarks and data solutions tailored to the evolving needs of wealth managers, private banks, and financial advisers. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions and regulatory approvals. The proposed acquisition of ARC Research is not expected to be material to our consolidated financial statements.

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

Acquisitions

2025

On June 6, 2025, we completed the acquisition of TeraHelix, a privately held financial technology firm. TeraHelix helps solve complex, enterprise-scale data challenges by providing frameworks that structure data models for smooth interoperability across platforms, systems and storage architectures. This acquisition is part of our Market Intelligence segment and strengthens our customer-centric approach to data, technology, and AI by meaningfully enhancing the ability to link datasets across classes and platforms. The acquisition of TeraHelix is not material to our consolidated financial statements.

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

On May 14, 2024, we completed the acquisition of World Hydrogen Leaders, a globally-recognized portfolio of hydrogen related conferences and events, digital training and market intelligence. The acquisition is part of our Commodity Insight’s segment and complements Commodity Insights global conference business and provides customers with full coverage of the hydrogen and derivative value chain alongside Energy Transition and Sustainability solutions, including hydrogen price assessments, emission factors and market research. The acquisition of World Hydrogen Leaders is not material to our consolidated financial statements.

Divestitures

During the three and six months ended June 30, 2025, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Gain on dispositions, net in the consolidated statements of income related to the sale of Fincentric in August of 2024.

During the six months ended June 30, 2025 and 2024, we did not complete any material dispositions.

The operating profit (loss) of our businesses that were held for sale or disposed of for the periods ended June 30 is as follows:

	Three Months		Six Months
(in millions)	2025	2024	2025	2024
Operating profit (loss) [1]	$—	$—	$—	$(2)
1 The operating profit (loss) presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale.

3.    Income Taxes

The effective income tax rate was 22.8% and 22.2% for the three and six months ended June 30, 2025, respectively, and 21.3% and 20.1% for the three and six months ended June 30, 2024, respectively. The higher 2025 rates are due to both a change in mix of income by jurisdiction and benefits from discrete adjustments in 2024.

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

The Company is subject to tax examinations in various jurisdictions. As of June 30, 2025 and December 31, 2024, the total amount of federal, state and local, and foreign unrecognized tax benefits was $348 million and $325 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2025 and December 31, 2024, we had $85 million and $65 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $12 million in the next twelve months as a result of the resolution of local tax examinations.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, as well as modifying certain international tax provisions. Accounting Standards Codification (“ASC”) 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result.

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

In June 2025, G7 reached an agreement with the U.S. regarding the application of the OECD global minimum tax rules to U.S. companies, which would exempt U.S. companies from OECD’s global minimum tax rules, and in return the U.S. withdrew proposed section 899 from OBBBA, which would have imposed retaliatory taxes on non-U.S. businesses. We are continuing to monitor implementation dates of this agreement and will be evaluating the impact on our financial statements once more details are available.

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	June 30, 2025	December 31, 2024
4.75% Senior Notes, due 2025 [1]	—	4
4.0% Senior Notes, due 2026 [2]	3	3
2.95% Senior Notes, due 2027 [3]	498	498
2.45% Senior Notes, due 2027 [4]	1,244	1,243
4.75% Senior Notes, due 2028 [5]	791	797
4.25% Senior Notes, due 2029 [6]	999	1,004
2.5% Senior Notes, due 2029 [7]	498	497
2.70% Sustainability-Linked Senior Notes, due 2029 [8]	1,239	1,238
1.25% Senior Notes, due 2030 [9]	596	595
2.90% Senior Notes, due 2032 [10]	1,478	1,477
5.25% Senior Notes, due 2033 [11]	744	744
6.55% Senior Notes, due 2037 [12]	291	291
4.5% Senior Notes, due 2048 [13]	273	273
3.25% Senior Notes, due 2049 [14]	590	590
3.70% Senior Notes, due 2052 [15]	975	975
2.3% Senior Notes, due 2060 [16]	683	683
3.9% Senior Notes, due 2062 [17]	486	486
Total debt	11,388	11,398
Less: short-term debt including current maturities	3	4
Long-term debt	$11,385	$11,394
1     We made a $4 million repayment of our 4.75% senior notes in the first quarter of 2025.
2     Interest payments are due semiannually on March 1 and September 1.
3    Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2025, the unamortized debt discount and issuance costs total $2 million.
4    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2025, the unamortized debt discount and issuance costs total $6 million.
5     Interest payments are due semiannually on February 1 and August 1.
6 Interest payments are due semiannually on May 1 and November 1.
7    Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2025, the unamortized debt discount and issuance costs total $2 million.
8    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2025, the unamortized debt discount and issuance costs total $11 million.
9    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2025, the unamortized debt discount and issuance costs total $4 million.
10 Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2025, the unamortized debt discount and issuance costs total $22 million.
11 Interest payments are due semiannually on March 15 and September 15, and as of June 30, 2025, the unamortized debt discount and issuance costs total $6 million.
12    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2025, the unamortized debt discount and issuance costs total $2 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2025, the unamortized debt discount and issuance costs total $10 million.

14 Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2025, the unamortized debt discount and issuance costs total $10 million.
15    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2025, the unamortized debt discount and issuance costs total $25 million.
16    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2025, the unamortized debt discount and issuance costs total $17 million.
17    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2025, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $10.2 billion and $10.0 billion as of June 30, 2025 and December 31, 2024, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of June 30, 2025, and December 31, 2024, we had no outstanding commercial paper.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of June 30, 2025 and December 31, 2024, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2025 and twelve months ended December 31, 2024, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of June 30, 2025 and December 31, 2024, the aggregate notional value of these outstanding forward contracts was $1.2 billion and 2.3 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $50 million as of June 30, 2025. The amount recorded in other current liabilities was $1 million and $42 million as of June 30, 2025 and December 31, 2024, respectively. The amount recorded in selling and general expense related to these contracts was a net gain of $111 million and $160 million for the three and six months ended June 30, 2025, respectively, and a net loss of $9 million and $46 million for the three and six months ended June 30, 2024, respectively.

Net Investment Hedges

As of June 30, 2025 and December 31, 2024, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2029, 2030, 2032 and 2033. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion as of June 30, 2025 and

December 31, 2024. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $11 million and $25 million for the three and six months ended June 30, 2025, respectively, and net interest income of $8 million and $15 million for the three and six months ended June 30, 2024, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the six months ended June 30, 2025 and the twelve months ended December 31, 2024, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2027 and the fourth quarter of 2026, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of June 30, 2025, we estimate that $3 million of pre-tax gain related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of June 30, 2025 and December 31, 2024, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $589 million and $539 million, respectively.

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

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of June 30, 2025 and December 31, 2024:

(in millions)		June 30,	December 31,
Balance Sheet Location		2025	2024
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$11	$4
Other current liabilities	Foreign exchange forward contracts	$8	$5
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$—	$58
Other non-current liabilities	Cross currency swaps	$361	$2
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2025	2024		2025	2024
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$—	$—	Revenue, Selling and general expenses	$3	$2
Interest rate swap contracts	$—	$—	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(342)	$16	Interest expense, net	$(1)	$(1)
Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2025	2024		2025	2024
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$4	$(1)	Revenue, Selling and general expenses	$4	$4
Interest rate swap contracts	$—	$21	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(419)	$46	Interest expense, net	$(2)	$(2)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$4	$5	$1	$5
Change in fair value, net of tax	3	2	7	4
Reclassification into earnings, net of tax	(3)	(2)	(4)	(4)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$4	$5	$4	$5

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$99	$100	$99	$84
Change in fair value, net of tax	—	—	—	16
Reclassification into earnings, net of tax	—	—	—	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$99	$100	$99	$100

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$(25)	$2	$33	$(21)
Change in fair value, net of tax	(259)	11	(318)	33
Reclassification into earnings, net of tax	1	1	2	2
Net unrealized (losses) gains on net investment hedges, net of taxes, end of period	$(283)	$14	$(283)	$14
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2025	2024	2025	2024
Service cost	$—	$1	$1	$1
Interest cost	18	17	35	35
Expected return on assets	(24)	(24)	(48)	(49)
Amortization of prior service credit / actuarial loss	1	1	2	2
Net periodic benefit cost	$(5)	$(5)	$(10)	$(11)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2025 and 2024.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2025. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2025 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2025, we contributed $5 million to our retirement plans and expect to make additional required contributions of approximately $6 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in second half of 2025.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the six months ended June 30, 2025 and 2024, total stock-based compensation expense related to restricted stock and other stock-based awards was $92 million and $82 million, respectively. During the six months ended June 30, 2025, the Company granted 0.3 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $526.53 per share. Total unrecognized compensation expense related to unvested equity awards as of June 30, 2025 was $253 million, which is expected to be recognized over a weighted average period of 1.5 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2025, 9.3 million shares remained available under the 2022 Repurchase Program. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company’s share repurchases are accounted for as a cost of the treasury stock transaction, and are included in other current liabilities on our consolidated balance sheets. The amount recorded in other current liabilities was $13 million and $30 million as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, the Company made an excise tax payment of $30 million, which is included in financing activities in the Consolidated Statement of Cash Flows.

The terms of each ASR agreement entered into during the six months ended June 30, 2025 and 2024, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
May 6, 2025 [1]		1.0	—	1.0	$—	$650
February 19, 2025 [2]	May 6, 2025	1.0	0.3	1.3	$491.12	$650
February 12, 2024 [3]	April 12, 2024	1.0	0.2	1.2	$421.05	$500
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $650 million and initially received shares valued at 80% of the $650 million at a price equal to the market price of the Company’s common stock on May 6, 2025. The Company received an initial delivery of 1.0 million shares from the ASR program. The final settlement of the transaction under the ASR is expected to be completed no later than the end of the third quarter of 2025. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $650 million and initially received shares valued at 80% of the $650 million at a price equal to the market price of the Company’s common stock on February 19, 2025. The Company received an initial delivery of 1.0 million shares from the ASR program. We completed the ASR agreement on May 6, 2025 and received an additional 0.3 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
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

During the six months ended June 30, 2025, we received 2.7 million shares, including 0.3 million shares received in February of 2025 related to our October 28, 2024 ASR agreement. During the six months ended June 30, 2025, we purchased a total of 2.4 million shares for $1.3 billion of cash. During the six months ended June 30, 2024, we received 1.4 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 ASR agreement. During the six months ended June 30, 2024, we purchased a total of 1.2 million shares for $500 million of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interests during the six months ended June 30, 2025 were as follows:

(in millions)
Balance as of December 31, 2024	$4,252
Net income attributable to redeemable noncontrolling interests	153
Distributions payable to redeemable noncontrolling interests	(126)
Redemption value adjustment	147
Other [1]	39
Balance as of June 30, 2025 [2]	$4,465
1 Includes foreign currency translation adjustments.
2 As of June 30, 2025, $4,455 million relates to our redeemable noncontrolling interest in the Indices business.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(609)		$(372)		$98		$(883)
Other comprehensive income (loss) before reclassifications	82	1	(2)		8		88
Reclassifications from accumulated other comprehensive income (loss) to net earnings	2		2	2	(4)	3	—
Net other comprehensive income	84		—		4		88
Balance as of June 30, 2025	$(525)		$(372)		$102		$(795)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the six months ended June 30, 2025. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2025	2024	2025	2024
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$1,072	$1,011	$2,161	$2,002

Basic weighted-average number of common shares outstanding	305.9	313.0	306.6	313.3
Effect of dilutive securities	0.2	0.2	0.3	0.3
Diluted weighted-average number of common shares outstanding	306.1	313.2	306.9	313.6

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.50	$3.23	$7.05	$6.39
Diluted	$3.50	$3.23	$7.04	$6.38
We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2025 and 2024, there were no stock options excluded. Restricted performance shares outstanding of 0.7 million and 0.9 million as of June 30, 2025 and 2024, respectively, were excluded.

10.    Restructuring
We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2025 and 2024 restructuring plans consisted of a company-wide workforce reduction of approximately 590 and 1,230 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2025 by segment is as follows:

	2025 Restructuring Plan		2024 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$33	$24	$77	$18
Ratings	10	5	4	1
Commodity Insights	11	8	13	4
Mobility	5	5	6	1
Indices	—	—	1	—
Corporate	23	17	24	14
Total	$82	$59	$125	$38

We recorded a pre-tax restructuring charge of $82 million primarily related to employee severance charges for the 2025 restructuring plan during the six months ended June 30, 2025 and have reduced the reserve by $23 million. The ending reserve balance for the 2024 restructuring plan was $88 million as of December 31, 2024. For the six months ended June 30, 2025, we have reduced the reserve for the 2024 restructuring plan by $50 million. The reductions primarily related to cash payments for employee severance charges.

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

Operating results for the periods ended June 30 is as follows:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Three Months Ended June 30, 2025
Revenue from external customers	$1,214	$1,105	$555	$438	$443	$3,755
Intersegment revenue [1]	3	43	—	—	3	49
Revenue	1,217	1,148	555	438	446	3,804
Intersegment elimination						(49)
Total revenue						3,755
Less: segment expenses [2]	787	396	285	253	128	1,849
Less: other segment items [3]	171	37	37	81	9	335
Intersegment elimination						(49)
Segment operating profit	$259	$715	$233	$104	$309	$1,620
Corporate Unallocated expense [4]						80
Equity in income on unconsolidated subsidiaries						(11)
Operating profit						1,551
Other income, net						(28)
Interest expense, net						77
Income before taxes on income						$1,502

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Six Months Ended June 30, 2025
Revenue from external customers	$2,410	$2,212	$1,167	$858	$885	$7,532
Intersegment revenue [1]	6	85	—	—	6	97
Revenue	2,416	2,297	1,167	858	891	7,629
Intersegment elimination						(97)
Total revenue						7,532
Less: segment expenses [2]	1,593	784	603	511	249	3,740
Less: other segment items [3]	344	42	76	157	18	637
Intersegment elimination						(97)
Segment operating profit	$479	$1,471	$488	$190	$624	$3,252
Corporate Unallocated expense [4]						145
Equity in income on unconsolidated subsidiaries						(22)
Operating profit						3,129
Other income, net						(23)
Interest expense, net						154
Income before taxes on income						$2,998

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Three Months Ended June 30, 2024
Revenue from external customers	$1,152	$1,095	$516	$400	$386	$3,549
Intersegment revenue [1]	3	40	—	—	3	46
Revenue	1,155	1,135	516	400	389	3,595
Intersegment elimination						(46)
Total revenue						3,549
Less: segment expenses [2]	775	388	272	236	114	1,785
Less: other segment items [3]	150	22	38	84	12	306
Intersegment elimination						(46)
Segment operating profit	$230	$725	$206	$80	$263	$1,504
Corporate Unallocated expense [4]						65
Equity in income on unconsolidated subsidiaries						(13)
Operating profit						1,452
Other income, net						(3)
Interest expense, net						77
Income before taxes on income						$1,378

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Six Months Ended June 30, 2024
Revenue from external customers	$2,291	$2,117	$1,075	$786	$771	$7,040
Intersegment revenue [1]	6	80	—	—	5	91
Revenue	2,297	2,197	1,075	786	776	7,131
Intersegment elimination						(91)
Total revenue						7,040
Less: segment expenses [2]	1,543	762	567	475	219	3,566
Less: other segment items [3]	335	31	76	160	23	625
Intersegment elimination						(91)
Segment operating profit	$419	$1,404	$432	$151	$534	$2,940
Corporate Unallocated expense [4]						122
Equity in income on unconsolidated subsidiaries						(19)
Operating profit						2,837
Other income, net						(13)
Interest expense, net						156
Income before taxes on income						$2,694
1    Intersegment revenue primarily relates to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 The segment expense category for Market Intelligence, Ratings, Commodity Insights, Mobility and Indices for the three and six months ended June 30, 2025 and 2024 primarily include an aggregation of compensation costs, technology costs and strategic investments. The CODM considers actual-to-actual and budget-to-actual variances when making decisions about allocating personnel and capital to the segments; however, the CODM does not receive the individual expense items underlying the overall segment expenses. Variance explanations include segment expenses including compensation costs, technology costs and strategic investments, but the CODM is otherwise not provided, and cannot easily calculate, lower-level expense information.
3 Other segment items for the three and six months ended June 30, 2025 for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including employee severance charges, legal costs, acquisition and disposition-related costs and Executive Leadership Team transition costs. Other segment items for the three and six months ended June 30, 2024 for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including IHS Markit merger costs, employee severance charges and acquisition and disposition-related costs.
4 Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses.

The following table presents our revenue disaggregated by revenue type for the periods ended June 30:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2025
Subscription	$1,017	$—	$500	$357	$80	$—	$1,954
Non-subscription / Transaction	42	597	25	81	—	—	745
Non-transaction	—	551	—	—	—	(49)	502
Asset-linked fees	—	—	—	—	286	—	286
Sales usage-based royalties	—	—	30	—	80	—	110
Recurring variable revenue	158	—	—	—	—	—	158
Total revenue	$1,217	$1,148	$555	$438	$446	$(49)	$3,755

Timing of revenue recognition
Services transferred at a point in time	$42	$597	$25	$81	$—	$—	$745
Services transferred over time	1,175	551	530	357	446	(49)	3,010
Total revenue	$1,217	$1,148	$555	$438	$446	$(49)	$3,755

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Six Months Ended June 30, 2025
Subscription	$2,010	$—	$986	$700	$155	$—	$3,851
Non-subscription / Transaction	98	1,217	122	158	—	—	1,595
Non-transaction	—	1,080	—	—	—	(97)	983
Asset-linked fees	—	—	—	—	574	—	574
Sales usage-based royalties	—	—	59	—	162	—	221
Recurring variable revenue	308	—	—	—	—	—	308
Total revenue	$2,416	$2,297	$1,167	$858	$891	$(97)	$7,532

Timing of revenue recognition
Services transferred at a point in time	$98	$1,217	$122	$158	$—	$—	$1,595
Services transferred over time	2,318	1,080	1,045	700	891	(97)	5,937
Total revenue	$2,416	$2,297	$1,167	$858	$891	$(97)	$7,532

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2024
Subscription	$965	$—	$459	$323	$74	$—	$1,821
Non-subscription / Transaction	43	626	31	77	—	—	777
Non-transaction	—	509	—	—	—	(46)	463
Asset-linked fees	—	—	—	—	245	—	245
Sales usage-based royalties	—	—	26	—	70	—	96
Recurring variable revenue	147	—	—	—	—	—	147
Total revenue	$1,155	$1,135	$516	$400	$389	$(46)	$3,549

Timing of revenue recognition
Services transferred at a point in time	$43	$626	$31	$77	$—	$—	$777
Services transferred over time	1,112	509	485	323	389	(46)	2,772
Total revenue	$1,155	$1,135	$516	$400	$389	$(46)	$3,549

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Six Months Ended June 30, 2024
Subscription	$1,912	$—	$909	$635	$144	$—	$3,600
Non-subscription / Transaction	97	1,207	115	151	—	—	1,570
Non-transaction	—	990	—	—	—	(91)	899
Asset-linked fees	—	—	—	—	489	—	489
Sales usage-based royalties	—	—	51	—	143	—	194
Recurring variable revenue	288	—	—	—	—	—	288
Total revenue	$2,297	$2,197	$1,075	$786	$776	$(91)	$7,040

Timing of revenue recognition
Services transferred at a point in time	$97	$1,207	$115	$151	$—	$—	$1,570
Services transferred over time	2,200	990	960	635	776	(91)	5,470
Total revenue	$2,297	$2,197	$1,075	$786	$776	$(91)	$7,040
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information as of June 30, 2025 and December 31, 2024 is as follows:

(in millions)	Total Assets
	June 30,	December 31,
	2025	2024
Market Intelligence	$28,741	$29,478
Ratings	1,324	1,056
Commodity Insights	8,727	8,636
Mobility	13,069	13,222
Indices	3,396	3,200
Total reportable segments	55,257	55,592
Corporate [1]	5,138	4,629
Total	$60,395	$60,221
1Corporate assets consist principally of cash and cash equivalents, investments, goodwill and other intangible assets, assets for pension benefits and deferred income taxes.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2025	2024	2025	2024
U.S.	$2,269	$2,151	$4,611	$4,301
European region	863	830	1,711	1,605
Asia	408	368	791	724
Rest of the world	215	200	419	410
Total	$3,755	$3,549	$7,532	$7,040

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of June 30, 2025 and December 31, 2024:

(in millions)		June 30,	December 31,
Balance Sheet Location		2025	2024
Assets
Right of use assets	Lease right of use assets	$405	$413
Liabilities
Other current liabilities	Current lease liabilities	115	109
Lease liabilities — non-current	Non-current lease liabilities	512	535
The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2025	2024	2025	2024
Operating lease cost	$31	$32	$62	$66
Sublease income	(3)	(4)	(7)	(8)
Total lease cost	$28	$28	$55	$58

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2025	2024	2025	2024
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$34	$34	$70	$69

Right of use assets obtained in exchange for lease obligations
Operating leases	2	31	21	42

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	5.2	5.6
Weighted-average discount rate	4.27%	4.02%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2025 (Excluding the six months ended June 30, 2025)	$69
2026	136
2027	127
2028	101
2029	83
2030 and beyond	194
Total undiscounted lease payments	$710
Less: Imputed interest	83
Present value of lease liabilities	$627

As of June 30, 2025, the Company has certain lease agreements that have not yet commenced with total estimated future lease payments of $64 million which have been excluded from the table above. These leases are expected to begin in 2026 and continue through 2037, with lease terms ranging from 11 years to 12 years.

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During the three and six months ended June 30, 2025 and 2024, S&P Dow Jones Indices LLC earned $51 million and $103 million of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2024, S&P Dow Jones Indices LLC earned $48 million and $96 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal and Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often subjected to government and regulatory proceedings, investigations and inquiries.

A class action lawsuit was filed in Australia on August 7, 2020 against the Company and a subsidiary of the Company. A separate lawsuit was filed against the Company and a subsidiary of the Company in Australia on February 2, 2021 by two entities within the Basis Capital investment group. The lawsuits both relate to alleged investment losses in collateralized debt obligations rated by Ratings prior to the financial crisis between 2005 and 2007. In the third quarter of 2025, the Company entered into an agreement to settle the lawsuit brought by the Basis Capital entities. S&P Global has accrued the amount of the settlement in its consolidated financial statements. We can provide no assurance that we will not be obligated to pay significant amounts in order to resolve the class action lawsuit on terms deemed acceptable.

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

13. Recently Issued or Adopted Accounting Standards

In May of 2025, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to improve the requirements for identifying the accounting acquirer in ASC 805, Business Combinations. The amendments in this update revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods, and early adoption is permitted as of the beginning of an interim or annual reporting period. This guidance is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In November of 2024, the FASB issued accounting guidance which requires that an entity disclose, in the notes to financial statements, additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance on the Company’s disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2025. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2024 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Six Months Ended June 30, 2025 and 2024
•Liquidity and Capital Resources
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
On April 29, 2025, we announced that our Board of Directors decided to pursue a full separation of our Mobility segment, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to S&P Global shareholders, is expected to be tax-free for U.S. federal income tax purposes for S&P Global shareholders and is expected to be completed over the 12 to 18 months from it's announcement, subject to the satisfaction of customary legal and regulatory requirements and approvals.

Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2025	2024	% Change [1]	2025	2024	% Change [1]
Revenue	$3,755	$3,549	6%	$7,532	$7,040	7%
Operating profit [2]	$1,551	$1,452	7%	$3,129	$2,837	10%
Operating margin %	41%	41%		42%	40%
Diluted earnings per share from net income	$3.50	$3.23	9%	$7.04	$6.38	10%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three and six months ended June 30, 2025 includes legal costs of $29 million, employee severance charges of $49 million and $82 million, respectively, disposition-related costs of $11 million and $13 million, respectively, Executive Leadership Team transition costs of $5 million and $17 million, acquisition-related costs of $5 million and $13 million, respectively, respectively, lease-related costs of $2 million and $7 million, respectively, a gain on disposition of $3 million and asset write-offs of $1 million. Operating profit for the three and six months ended June 30, 2024 includes legal costs of $20 million, IHS Markit merger costs of $36 million and $72 million, respectively, a net acquisition-related benefit of $4 million and net acquisition-related costs of $1 million, respectively, employee severance charges of $11 million and $46 million, respectively, disposition-related costs of $3 million and asset write-offs of $2 million. Operating profit for the six months ended June 30, 2024 includes recovery of lease-related costs of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $283 million and $281 million for the three months ended June 30, 2025 and 2024, respectively, and $564 million and $560 million for the six months ended June 30, 2025 and 2024, respectively.

Three Months

Revenue increased 6% driven by increases at all of our reportable segments. The increase at Market Intelligence was primarily due to subscription revenue growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress® and RatingsDirect®, and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. The increase at Indices was primarily due to higher asset-linked fees revenue, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Commodity Insights was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and an increase in sales usage-based royalties revenue. The increase at Mobility was primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business and the favorable impact of price increases. The increase at Ratings was driven by growth in non-transaction revenue due to an increase in surveillance revenue, partially offset by a decrease in transaction revenue driven by lower bank loan ratings revenue due to market volatility. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 7%. Excluding the impact of IHS Markit merger costs in 2024 of 1 percentage point, offset by higher employee severance charges in 2025 of 1 percentage point, operating profit increased 7%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months

Revenue increased 7% driven by increases at all of our reportable segments. The increase at Market Intelligence was primarily due to subscription revenue growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress® and RatingsDirect®, and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. The increase at Indices was primarily due to higher asset-linked fees revenue, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Ratings was primarily driven by growth in non-transaction revenue. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. Transaction revenue increased slightly due to higher corporate bond ratings revenue offset by lower bank loan ratings revenue. The increase at Commodity Insights was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts, an increase in conference revenue driven by increased attendance at CERAWeek in 2025 and an increase in sales usage-based royalties revenue. The increase at Mobility was primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business and the favorable impact of price increases. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 10%. Excluding the impact of higher employee severance charges in 2025 of 2 percentage points, Executive Leadership Team transition costs in 2025 of 1 percentage point, higher disposition-related costs in 2025 of 1 percentage point, legal costs in 2025 of 1 percentage point, a lease impairment charge in 2025 of 1 percentage point, partially offset by IHS Markit merger costs in 2024 of 5 percentage points, operating profit increased 9%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
Consolidated Review

(in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$3,755	$3,549	6%	$7,532	$7,040	7%
Total Expenses:
Operating-related expenses	1,119	1,078	4%	2,272	2,188	4%
Selling and general expenses	803	741	8%	1,568	1,455	8%
Depreciation and amortization	296	291	1%	588	579	1%
Total expenses	2,218	2,110	5%	4,428	4,222	5%
Gain on dispositions, net	(3)	—	N/M	(3)	—	N/M
Equity in income on unconsolidated subsidiaries	(11)	(13)	(22)%	(22)	(19)	13%
Operating profit	1,551	1,452	7%	3,129	2,837	10%
Other income, net	(28)	(3)	N/M	(23)	(13)	(81)%
Interest expense, net	77	77	(1)%	154	156	(1)%
Provision for taxes on income	342	293	17%	667	540	23%
Net income	1,160	1,085	7%	2,331	2,154	8%
Less: net income attributable to noncontrolling interests	(88)	(74)	(19)%	(170)	(152)	(12)%
Net income attributable to S&P Global Inc.	$1,072	$1,011	6%	$2,161	$2,002	8%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue
The following table provides consolidated revenue information for the three months ended June 30:

(in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$3,755	$3,549	6%	$7,532	$7,040	7%

Subscription revenue	1,954	1,821	7%	3,851	3,600	7%
Non-subscription / transaction revenue	745	777	(4)%	1,595	1,570	2%
Non-transaction revenue	502	463	8%	983	899	9%
Asset-linked fees	286	245	17%	574	489	17%
Sales usage-based royalties	110	96	16%	221	194	14%
Recurring variable	158	147	8%	308	288	7%

% of total revenue:
Subscription revenue	52%	51%		51%	51%
Non-subscription / transaction revenue	20%	22%		21%	22%
Non-transaction revenue	13%	13%		13%	13%
Asset-linked fees	8%	7%		8%	7%
Sales usage-based royalties	3%	3%		3%	3%
Recurring variable	4%	4%		4%	4%

U.S. revenue	$2,269	$2,151	5%	$4,611	$4,301	7%
International revenue:
European region	863	830	4%	1,711	1,605	7%
Asia	408	368	11%	791	724	9%
Rest of the world	215	200	8%	419	410	2%
Total international revenue	$1,486	$1,398	6%	$2,921	$2,739	7%
% of total revenue:
U.S. revenue	60%	61%		61%	61%
International revenue	40%	39%		39%	39%

Three Months

Revenue increased 6% as compared to the three months ended June 30, 2024. Subscription revenue increased in the three month period primarily due to growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress®, RatingsDirect® and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024 at Market Intelligence; continued demand for Commodity Insights market data and market insights products; new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business, and the favorable impact of price increases at Mobility; and higher data subscription revenue at Indices. Non-subscription / transaction revenue decreased driven by lower bank loan ratings revenue due to market volatility at Ratings. Non-transaction revenue increased primarily due to an increase in surveillance revenue at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The favorable impact of foreign exchange rates increased revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Revenue increased 7% as compared to the six months ended June 30, 2024. Subscription revenue increased in the six month period primarily due to growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress®, RatingsDirect® and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024 at Market Intelligence; continued demand for Commodity Insights market data and market insights products; new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business and the favorable impact of price increases at Mobility; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to higher corporate bond ratings revenue offset by lower bank loan ratings revenue at Ratings, and an increase in conference revenue at Commodity Insights. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
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

Three Months

(in millions)	2025		2024		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$513	$289	$507	$262	1%	11%
Ratings [2]	262	163	253	148	4%	10%
Commodity Insights [3]	176	112	167	110	5%	2%
Mobility [4]	134	119	121	119	11%	—%
Indices [5]	67	60	59	55	13%	8%
Intersegment eliminations [6]	(49)	—	(46)	—	(8)%	N/M
Total segments	1,103	743	1,061	694	4%	7%
Corporate Unallocated expense [7]	16	60	17	47	(1)%	27%
Total	$1,119	$803	$1,078	$741	4%	8%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2025, selling and general expenses include employee severance charges of $19 million, acquisition-related costs of $4 million and disposition-related costs of $2 million. In 2024, selling and general expenses include a net acquisition-related benefit of $11 million, IHS Markit merger costs of $9 million and employee severance charges of $4 million.
2 In 2025 selling and general expenses include legal costs of $27 million and employee severance charges of $8 million. In 2024, selling and general expenses include legal costs of $20 million.
3 In 2025, selling and general expenses include employee severance charges of $4 million. In 2024, selling and general expenses include IHS Markit merger costs of $5 million, an asset write-off of $1 million and disposition-related costs of $1 million.
4 In 2025, selling and general expenses include employee severance charges of $5 million. In 2024, selling and general expenses include employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million.
5 In 2024, selling and general expenses include IHS Markit merger costs of $2 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2025, selling and general expenses include employee severance charges of $12 million, disposition-related costs of $9 million, Executive Leadership Team transition costs of $5 million, legal costs of $2 million, a lease impairment of $2 million, acquisition-related costs of $1 million and an asset write-off of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $20 million, acquisition-related costs of $6 million and disposition-related costs of $2 million.
Operating-Related Expenses

Operating-related expenses increased 4% primarily driven by higher compensation costs driven by annual merit increases and additional headcount, partially offset by lower outside services expenses.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 8%. Selling and general expenses increased 4% excluding the impact in 2025 of higher employee severance charges of 5 percentage points, disposition-related costs of 1 percentage point, legal costs of 1 percentage point, higher net acquisition-related costs of 1 percentage point and Executive Leadership Team transition costs of 1 percentage point, partially offset by IHS Markit merger costs in 2024 of 5 percentage points. The increase was primarily driven by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic initiatives, partially offset by lower outside services expenses.

Depreciation and Amortization

Depreciation and amortization increased 1% to $296 million primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

Six Months

(in millions)	2025		2024		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,036	$587	$1,018	$555	2%	6%
Ratings [2]	522	287	506	266	3%	8%
Commodity Insights [3]	384	226	361	214	6%	5%
Mobility [4]	266	243	244	233	9%	4%
Indices [5]	129	116	116	103	12%	12%
Intersegment eliminations [6]	(97)	—	(91)	—	(7)%	N/M
Total segments	2,240	1,459	2,154	1,371	4%	6%
Corporate Unallocated expense [7]	32	109	34	84	(7)%	29%
Total	$2,272	$1,568	$2,188	$1,455	4%	8%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 In 2025, selling and general expenses include employee severance charges of $33 million, acquisition-related costs of $10 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $3 million. In 2024, selling and general expenses include a net acquisition-related benefit of $8 million, IHS Markit merger costs of $20 million and employee severance charges of $35 million.
2 In 2025, selling and general expenses include legal costs of $27 million and employee severance charges of $10 million. In 2024, selling and general expenses include legal costs of $20 million and employee severance charges of $2 million.
3 In 2025, selling and general expenses include employee severance charges of $10 million. In 2024, selling and general expenses include IHS Markit merger costs of $10 million, an asset write-off of $1 million and disposition-related costs of $1 million.
4 In 2025, selling and general expenses include employee severance charges of $5 million. In 2024, selling and general expenses include employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million.
5 In 2024, selling and general expenses include IHS Markit merger costs of $3 million and employee severance charges of $1 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2025, selling and general expenses include employee severance charges of $23 million, Executive Leadership Team transition costs of $13 million, disposition-related costs of $10 million, a lease impairment of $7 million, acquisition-related costs of $2 million, legal costs of $2 million and an asset write-off of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $38 million, acquisition-related costs of $7 million, disposition-related costs of $3 million, employee severance charges of $2 million and recovery of lease-related costs of $1 million.
Operating-Related Expenses
Operating-related expenses increased 4% primarily driven by higher compensation costs driven by annual merit increases and additional headcount, partially offset by lower outside services expenses.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 8%. Selling and general expenses increased 7% excluding the impact in 2025 of higher employee severance charges of 2 percentage points and Executive Leadership Team transition costs of 1 percentage point, partially offset by IHS Markit merger costs in 2024 of 2 percentage points. The increase was primarily driven by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic initiatives, partially offset by lower outside services expenses.

Depreciation and Amortization

Depreciation and amortization increased 1% to $296 million primarily due to higher intangible asset amortization driven by the acquisition of Visible Alpha in May of 2024.

Gain on Dispositions, net

During the three and six months ended, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Gain on dispositions, net in the consolidated statements of income related to the sale of Fincentric in August of 2024.

Operating Profit

We consider operating profit to be an important measure for evaluating our operating performance and we evaluate operating profit for each of the reportable business segments in which we operate.
We internally manage our operations by reference to operating profit with economic resources allocated primarily based on each segment’s contribution to operating profit. Segment operating profit is defined as operating profit before Corporate Unallocated expense and Equity in Income on Unconsolidated Subsidiaries. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2025	2024	% Change
Market Intelligence [1]	$259	$230	12%
Ratings [2]	715	725	(1)%
Commodity Insights [3]	233	206	13%
Mobility [4]	104	80	30%
Indices [5]	309	263	18%
Total segment operating profit	1,620	1,504	8%
Corporate Unallocated expense [6]	(80)	(65)	(21)%
Equity in income on unconsolidated subsidiaries [7]	11	13	(22)%
Total operating profit	$1,551	$1,452	7%
1 2025 includes employee severance charges of $19 million, acquisition-related costs of $4 million, a gain on disposition of $3 million, disposition-related costs of $2 million. 2024 includes a net acquisition-related benefit of $11 million, IHS Markit merger costs of $9 million and employee severance charges of $4 million. 2025 and 2024 include amortization of intangibles from acquisitions of $150 million and $147 million, respectively.
2    2025 includes legal costs of $27 million and employee severance charges of $8 million. 2024 includes legal costs of $20 million. 2025 and 2024 include amortization of intangibles from acquisitions of $2 million.
3 2025 includes employee severance charges of $4 million. 2024 includes IHS Markit merger costs of $5 million, an asset write-off of $1 million and disposition-related costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $33 million and $32 million, respectively.
4    2025 includes employee severance charges of $5 million. 2024 includes employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $76 million.
5    2024 includes IHS Markit merger costs of $2 million and a loss on disposition of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $9 million.
6    2025 includes employee severance charges of $12 million, disposition-related costs of $9 million, Executive Leadership Team transition costs of $5 million, legal costs of $2 million, a lease impairment of $2 million, acquisition-related costs of $1 million and an asset write-off of $1 million. 2024 includes IHS Markit merger costs of $20 million, acquisition-related costs of $6 million, disposition-related costs of $2 million and a gain on disposition of $2 million. 2025 and 2024 include amortization of intangibles from acquisitions of $1 million.
7    2025 and 2024 include amortization of intangibles from acquisitions of $13 million and $14 million, respectively.

Segment Operating Profit — Segment operating profit increased 8% as compared to 2024 primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 21% compared to 2024. Excluding the impact of higher employee severance charges in 2025 of 2 percentage points, Executive Leadership Team transition costs in 2025 of 1 percentage point and disposition-related costs of 1 percentage point, partially offset by IHS merger costs in 2024 of 2 percentage points and acquisition-related costs of 1 percentage point, Corporate Unallocated expense increased 22% primarily due to higher incentives in 2025.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture. Equity in Income on Unconsolidated Subsidiaries was $11 million for the three months ended June 30, 2025 compared to $13 million for the three months ended June 30, 2024.

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

Six Months

(in millions)	2025	2024	% Change
Market Intelligence [1]	$479	$419	14%
Ratings [2]	1,471	1,404	5%
Commodity Insights [3]	488	432	13%
Mobility [4]	190	151	26%
Indices [5]	624	534	17%
Total segment operating profit	3,252	2,940	11%
Corporate Unallocated expense [6]	(145)	(122)	(19)%
Equity in income on unconsolidated subsidiaries [7]	22	19	13%
Total operating profit	$3,129	$2,837	10%
1 2025 includes employee severance charges of $33 million, acquisition-related costs of $10 million, Executive Leadership Team transition costs of $4 million a gain on disposition of $3 million and disposition-related costs of $3 million. 2024 includes a net acquisition-related benefit of $8 million, IHS Markit merger costs of $20 million and employee severance charges of $35 million. 2025 and 2024 include amortization of intangibles from acquisitions of $297 million and $288 million, respectively.
2    2025 includes legal costs of $27 million and employee severance charges of $10 million. 2024 includes legal costs of $20 million and employee severance charges of $2 million. 2025 and 2024 include amortization of intangibles from acquisitions of $4 million and $9 million, respectively.
3 2025 includes employee severance charges of $10 million. 2024 includes IHS Markit merger costs of $10 million, an asset write-off of $1 million and disposition-related costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $65 million.
4    2024 includes employee severance charges of $5 million. 2024 includes employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $152 million and $151 million.
5    2024 includes IHS Markit merger costs of $3 million, a loss on disposition of $1 million and employee severance charges of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $18 million.
6    2025 includes employee severance charges of $23 million, Executive Leadership Team transition costs of $13 million, disposition-related costs of $10 million, a lease impairment of $7 million, acquisition-related costs of $2 million, legal costs of $2 million and an asset write-off of $1 million. 2024 includes IHS Markit merger costs of $38 million, acquisition-related costs of $7 million, disposition-related costs of $3 million, a gain on disposition of $2 million, employee severance charges of $2 million and recovery of lease-related costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $1 million.
7    2025 and 2024 include amortization of intangibles from acquisitions of $26 million and $28 million, respectively.

Segment Operating Profit — Segment operating profit increased 11% as compared to 2024. Excluding the impact of higher net acquisition-related costs in 2025 of 3 percentage points, higher employee severance charges in 2025 of 2 percentage points, higher legal costs in 2025 of 1 percentage point and higher amortization of intangibles in 2025 of 1 percentage point, partially offset by IHS merger costs in 2024 of 7 percentage points and a higher gain on disposition in 2025 of 1 percentage point, segment operating profit increased 9%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 19% compared to 2024. Excluding the impact of higher employee severance charges in 2025 of 7 percentage points, Executive Leadership Team transition costs in 2025 of 4 percentage points, a lease impairment in 2025 of 3 percentage points, higher disposition-related costs in 2025 of 2 percentage points and higher legal costs in 2025 of 1 percentage point, partially offset by the impact of IHS merger costs in 2024 of 12 percentage points and higher acquisition-related costs in 2024 of 1 percentage point, Corporate Unallocated expense increased 15% primarily due to higher incentives in 2025 and disposition-related income in 2024.

Equity in Income on Unconsolidated Subsidiaries — The Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture. Equity in Income on Unconsolidated Subsidiaries was $22 million for the six months ended June 30, 2025 compared to $19 million for the six months ended June 30, 2024.

On April 14, 2025, the Company and CME Group entered into an agreement to sell OSTTRA to investment funds managed by Kohlberg Kravis Roberts & Co. (“KKR”), a leading global investment firm. The terms of the deal for OSTTRA equaled total enterprise value at $3.1 billion, subject to customary purchase price adjustments, which will be divided evenly between the Company and CME Group pursuant to the 50/50 joint venture. We currently anticipate the sale to result in a pre-tax gain of $220 million ($140 million after-tax) for the Company, including the impact of accumulated other comprehensive income related to our investment. The transaction is expected to close in 2025, subject to customary closing conditions and receipt of required regulatory approvals.

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

Other Income, net

Other income, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $28 million for the three months ended June 30, 2025 compared to other income, net of $3 million for the three months ended June 30, 2024 and $23 million for the six months ended June 30, 2025 compared to $13 million for the six months ended June 30, 2024 primarily due to gains on our mark-to-market investments in 2025 compared to losses in 2024.

Interest Expense, net

Interest expense, net decreased slightly compared to the three months ended June 30, 2024 primarily due to a benefit from our net investment hedge program and decreased slightly compared to the six months ended June 30, 2024 primarily due to an increase in interest expense related to uncertain tax liabilities offset by higher interest income from invested cash due to a more favorable interest rate environment combined with a benefit from our net investment hedge program.

Provision for Income Taxes

The effective income tax rate was 22.8% and 22.2% for the three and six months ended June 30, 2025, respectively and 21.3% and 20.1% for the three and six months ended June 30, 2024, respectively. The higher 2025 rates are due to both a change in mix of income by jurisdiction and benefits from discrete adjustments in 2024.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, as well as modifying certain international tax provisions. Accounting Standards Codification (“ASC”) 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result.

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

In June 2025, G7 reached an agreement with the U.S. regarding the application of the OECD global minimum tax rules to U.S. companies, which would exempt U.S. companies from OECD’s global minimum tax rules, and in return the U.S. withdrew proposed section 899 from OBBBA, which would have imposed retaliatory taxes on non-U.S. businesses. We are continuing to monitor implementation dates of this agreement and will be evaluating the impact on our financial statements once more details are available.

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
On June 6, 2025, we completed the acquisition of TeraHelix, a privately held financial technology firm. TeraHelix helps solve complex, enterprise-scale data challenges by providing frameworks that structure data models for smooth interoperability across platforms, systems and storage architectures. This acquisition is part of our Market Intelligence segment and strengthens our customer-centric approach to data, technology, and AI by meaningfully enhancing the ability to link datasets across classes and platforms. The acquisition of TeraHelix is not material to our consolidated financial statements.
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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$1,217	$1,155	5%	$2,416	$2,297	5%

Subscription revenue	$1,017	$965	5%	$2,010	$1,912	5%
Recurring variable revenue	$158	$147	8%	$308	$288	7%
Non-subscription revenue	$42	$43	(3)%	$98	$97	1%
% of total revenue:
Subscription revenue	84%	83%		83%	83%
Recurring variable revenue	13%	13%		13%	13%
Non-subscription revenue	3%	4%		4%	4%

U.S. revenue	$741	$693	7%	$1,445	$1,377	5%
International revenue	$476	$462	3%	$971	$920	6%
% of total revenue:
U.S. revenue	61%	60%		60%	60%
International revenue	39%	40%		40%	40%

Operating profit [1]	$259	$230	12%	$479	$419	14%
Operating margin %	21%	20%		20%	18%
1 Operating profit for the three and six months ended June 30, 2025 includes employee severance charges of $19 million and $33 million, respectively, acquisition-related costs of $4 million and $10 million, respectively, a gain on disposition of $3 million and disposition-related costs of $2 million and $3 million, respectively. Operating profit for the six months ended June 30, 2025 includes Executive Leadership Team transition costs of $4 million. Operating profit for the three and six months ended June 30, 2024 includes a net acquisition-related benefit of $11 million and $8 million, respectively, IHS Markit merger costs of $9 million and $20 million, respectively, and employee severance charges of $4 million and $35 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $150 million and $147 million for the three months ended June 30, 2025 and 2024, respectively, and $297 million and $288 million for the six months ended June 30, 2025 and 2024, respectively.

Three Months
Revenue increased 5% primarily due to subscription revenue growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress® and RatingsDirect®, and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 12%. Excluding the impact of higher employee severance charges in 2025 of 1 percentage point, operating profit increased 13% primarily due to revenue growth and lower outside services expenses, partially offset by higher compensation costs driven by annual merit increases and additional headcount and expenses associated with the acquisition of Visible Alpha. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months
Revenue increased 5% primarily due to subscription revenue growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth in RatingsXpress® and RatingsDirect®, and growth for work flow solutions in Enterprise Solutions, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 14%. Excluding the impact of higher net acquisition-related costs in 2025 of 9 percentages points, higher amortization of intangibles from acquisitions in 2025 of 5 percentage points, Executive Leadership Team transition costs in 2025 of 2 percentage points and disposition-related costs in 2025 of 2 percentage point, partially offset by IHS merger costs in 2024 of 10 percentage points, a gain on disposition of 2 percentage points and higher employee severance charges in 2024 of 1 percentage point, operating profit increased 9% primarily due to revenue growth and lower outside services expenses, partially offset by higher compensation costs driven by annual merit increases and additional headcount and expenses associated with the acquisition of Visible Alpha. Foreign exchange rates had a favorable impact of 1 percentage point.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $42 million and $84 million for the three and six months ended June 30, 2025, respectively and $40 million and $79 million for the three and six months ended June 30, 2024, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$1,148	$1,135	1%	$2,297	$2,197	5%

Transaction revenue	$597	$626	(4)%	$1,217	$1,207	1%
Non-transaction revenue	$551	$509	8%	$1,080	$990	9%
% of total revenue:
Transaction revenue	52%	55%		53%	55%
Non-transaction revenue	48%	45%		47%	45%

U.S. revenue	$639	$646	(1)%	$1,322	$1,255	5%
International revenue	$509	$489	4%	$975	$942	4%
% of total revenue:
U.S. revenue	56%	57%		58%	57%
International revenue	44%	43%		42%	43%

Operating profit [1]	$715	$725	(1)%	$1,471	$1,404	5%
Operating margin %	62%	64%		64%	64%
1Operating profit for the three and six months ended June 30, 2025 includes legal costs of $27 million, and employee severance charges of $8 million and $10 million, respectively. Operating profit for the three and six months ended June 30, 2024 includes legal costs of $20 million. Operating profit for the six months ended June 30, 2024 includes employee severance charges of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended June 30, 2025 and 2024, and $4 million and $9 million for the six months ended June 30, 2025 and 2024, respectively.

Three Months
Revenue increased 1%, with a favorable impact from foreign exchange rates of 1 percentage point. Non-transaction revenue increased primarily due to an increase in surveillance revenue. The increase in non-transaction revenue was partially offset by a decrease in transaction revenue driven by lower bank loan ratings revenue due to market volatility. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit decreased 1%. Excluding the impact of higher legal costs in 2025 of 1 percentage point and higher employee severance charges in 2025 of 1 percentage point, operating profit increased 1% due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months

Revenue increased 5%, with a favorable impact from foreign exchange rates of 1 percentage point. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. Transaction revenue increased slightly due to higher corporate bond ratings revenue offset by lower bank loan ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 5% primarily due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the periods ended June 30:

	Three Months			Six Months
(in billions)	2025	2024	% Change	2025	2024	% Change
Investment-grade billed issuance*	$429	$390	10%	$869	$847	3%
High-yield billed issuance *	$147	$135	9%	$260	$254	2%
Other billed issuance **	$441	$537	(18)%	$971	$954	2%
Total billed issuance	$1,017	$1,062	(4)%	$2,100	$2,055	2%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
Second quarter billed issuance was down due to decreases in bank loans and structured finance.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$555	$516	8%	$1,167	$1,075	9%

Subscription revenue	$500	$459	9%	$986	$909	8%
Sales usage-based royalties	$30	$26	18%	$59	$51	15%
Non-subscription revenue	$25	$31	(23)%	$122	$115	6%
% of total revenue:
Subscription revenue	90%	89%		85%	84%
Sales usage-based royalties	6%	5%		5%	5%
Non-subscription revenue	4%	6%		10%	11%

U.S. revenue	$202	$195	3%	$477	$442	8%
International revenue	$353	$321	10%	$690	$633	9%
% of total revenue:
U.S. revenue	36%	38%		41%	41%
International revenue	64%	62%		59%	59%

Operating profit [1]	$233	$206	13%	$488	$432	13%
Operating margin %	42%	40%		42%	40%
1Operating profit for the three and six months ended June 30, 2025 includes employee severance charges of $4 million and $10 million, respectively. Operating profit for the three and six months ended June 30, 2024 includes IHS Markit merger costs of $5 million and $10 million, respectively, an asset write-off of $1 million and disposition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $33 million and $32 million for the three months ended June 30, 2025 and 2024, respectively, and $65 million for the six months ended June 30, 2025 and 2024.

Three Months
Revenue increased 8% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors also contributed to revenue growth. All four business lines contributed to revenue growth in the second quarter of 2025 with the Energy & Resources Data & Insights and Price Assessments businesses being the most significant drivers, followed by the Advisory & Transactional Services and Upstream Data & Insights businesses. The Advisory & Transaction Services business was unfavorably impacted by lower consulting revenue and the Upstream Data & Insights business was unfavorably impacted by increased cancellations. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 13%. Excluding the impact of IHS Markit merger costs in 2024 of 7 percentage points, an asset write-off in 2024 of 2 percentage points and disposition-related costs in 2024 of 1 percentage point, partially offset by higher employee severance charges in 2025 of 7 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount and investment in strategic initiatives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Six Months

Revenue increased 9% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and an increase in conference revenue driven by increased attendance at CERAWeek in 2025. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors also contributed to revenue growth. Revenue was favorably impacted by the acquisition of World Hydrogen Leaders in May of 2024. All four business lines contributed to revenue growth in the first six months of 2025 with the Energy & Resources Data & Insights and Price Assessments businesses being the most significant drivers, followed by the Advisory & Transactional

Services and Upstream Data & Insights businesses. The Advisory & Transaction Services business was unfavorably impacted by lower consulting revenue and the Upstream Data & Insights business was unfavorably impacted by increased cancellations. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 13%. Excluding the impact of IHS Markit merger costs in 2024 of 35 percentage points, an asset write-off in 2024 of 4 percentage points and disposition-related costs in 2024 of 2 percentage points, partially offset by higher employee severance charges in 2025 of 37 percentage points, higher amortization of intangibles from acquisitions in 2025 of 1 percentage point and acquisition-related costs in 2025 of 1 percentage point, operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, investment in strategic initiatives and expenses associated with the acquisition of World Hydrogen Leaders. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$438	$400	10%	$858	$786	9%

Subscription revenue	$357	$323	10%	$700	$635	10%
Non-subscription revenue	$81	$77	6%	$158	$151	5%
% of total revenue:
Subscription revenue	81%	81%		82%	81%
Non-subscription revenue	19%	19%		18%	19%

U.S. revenue	$364	$330	10%	$714	$649	10%
International revenue	$74	$70	5%	$144	$137	4%
% of total revenue:
U.S. revenue	83%	83%		83%	82%
International revenue	17%	17%		17%	18%

Operating profit [1]	$104	$80	30%	$190	$151	26%
Operating margin %	24%	20%		22%	19%

1 Operating profit for the three and six months ended June 30, 2025 includes employee severance charges of $5 million. Operating profit for the three and six months ended June 30, 2024 includes employee severance charges of $6 million, IHS Markit merger costs of $1 million and acquisition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended June 30, 2025 and 2024, and $152 million and $151 million for the six months ended June 30, 2025 and 2024, respectively.

Three Months
Revenue increased 10% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business. Additionally, the Dealer and Financial businesses were favorably impacted by price increases. Non-subscription revenue was unfavorably impacted by lower recall activity in the Manufacturing business. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 30%. Excluding the impact of higher employee severance costs in 2024 of 9 percentage points, IHS merger related costs in 2024 of 5 percentage points and acquisition-related costs in 2024 of 3 percentage points, operating profit increased 13%. The increase was primarily driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount and an increase in advertising and promotion costs. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months
Revenue increased 9% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business. Additionally, the Dealer and Financial businesses were favorably impacted by price increases. Non-subscription revenue was unfavorably impacted by lower recall activity in the Manufacturing business. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 26%. Excluding the impact of IHS merger related costs in 2024 of 7 percentage points, higher employee severance costs in 2024 of 6 percentage points and higher acquisition-related costs in 2024 of 3 percentage points, partially offset by higher amortization of intangibles in 2025 of 2 percentage points, operating profit increased 12%. The increase was primarily driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, an increase in strategic investments and an increase in advertising and promotion costs. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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

On July 21, 2025, we entered into a definitive agreement to acquire ARC Research, a subsidiary of ARC Group, the leading independent provider of investment performance data, benchmarking capabilities and insights in the private wealth market. The acquisition will be part of our Indices segment and will expand our capabilities to deliver innovative, high-quality benchmarks and data solutions tailored to the evolving needs of wealth managers, private banks, and financial advisers. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions and regulatory approvals. The proposed acquisition is not expected to be material to our consolidated financial statements.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$446	$389	15%	$891	$776	15%

Asset-linked fees	$286	$245	17%	$574	$489	17%
Subscription revenue	$80	$74	8%	$155	$144	8%
Sales usage-based royalties	$80	$70	15%	$162	$143	13%
% of total revenue:
Asset-linked fees	64%	63%		64%	63%
Subscription revenue	18%	19%		18%	19%
Sales usage-based royalties	18%	18%		18%	18%

U.S. revenue	$355	$314	13%	$716	$630	14%
International revenue	$91	$75	22%	$175	$146	20%
% of total revenue:
U.S. revenue	79%	81%		80%	81%
International revenue	21%	19%		20%	19%

Operating profit [1]	$309	$263	18%	$624	$534	17%
Less: net operating profit attributable to noncontrolling interests	78	68		156	138
Net operating profit	$231	$195	18%	$469	$396	18%
Operating margin %	69%	68%		70%	69%
Net operating margin %	52%	50%		53%	51%

1 Operating profit for the three and six months ended June 30, 2024 includes IHS Markit merger costs of $2 million and $3 million, respectively, and a loss on disposition of $1 million. Operating profit for the six months ended June 30, 2024 includes employee severance charges of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended June 30, 2025 and 2024 and $18 million for the six months ended June 30, 2025 and 2024.

Three Months
Revenue at Indices increased 15% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher exchange-traded derivative revenue driven by continued strength in trading volume and higher data subscription revenue. Ending AUM for ETFs increased 25% to $4.735 trillion compared to June 30, 2024 and average levels of AUM for ETFs increased 20% to $4.378 trillion compared to the three months ended June 30, 2024. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 18%. Excluding the impact of IHS Markit merger costs in 2024 of 1 percentage point and a loss on disposition in 2024 of 1 percentage point, operating profit increased 16% due to revenue growth and decreased incentive costs, partially offset by a normalization of bad debt expense, higher compensation costs driven by annual merit increases, and an increase in strategic investments. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months
Revenue at Indices increased 15% primarily due to an increase in asset linked fees revenue driven by higher levels of AUM for ETFs and mutual funds, higher exchange-traded derivative revenue driven by continued strength in trading volume and higher data subscription revenue. Ending AUM for ETFs increased 25% to $4.735 trillion compared to June 30, 2024 and average levels of AUM for ETFs increased 25% to $4.420 trillion compared to the six months ended June 30, 2024. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 17%. Excluding the impact of IHS Markit merger costs in 2024 of 1 percentage point and a loss on disposition in 2024 of 1 percentage point, operating profit increased 15% due to revenue growth partially offset by a normalization of bad debt expense, higher compensation costs driven by annual merit increases, and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,847 million as of June 30, 2025, an increase of $181 million from December 31, 2024.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2025	2024	% Change
Net cash provided by (used for):
Operating activities	$2,398	$2,504	(4)%
Investing activities	$(131)	$(319)	(59)%
Financing activities	$(2,162)	$(1,405)	54%
N/M – Represents a change equal to or in excess of 100% or not meaningful

In the first six months of 2025, free cash flow decreased $189 million to $2,126 million compared to $2,315 million in the first six months of 2024. The decrease is primarily due to a decrease in operating activities as discussed below and an increase in cash used for capital expenditures and distributions to noncontrolling interest holders. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities decreased $106 million to $2,398 million for the first six months of 2025 compared to 2024. This is primarily attributable to higher compensation payments in 2025 and proceeds received from the termination of interest rate swaps in 2024.

The OECD introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. This framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, and many other jurisdictions, including jurisdictions in which we operate, are in the process of implementing it. The effect of enacted Pillar Two taxes has been included in the results disclosed and did not have a significant impact on our consolidated financial statements.

In June 2025, G7 reached an agreement with the U.S. regarding the application of the OECD global minimum tax rules to U.S. companies, which would exempt U.S. companies from OECD’s global minimum tax rules, and in return the U.S. withdrew proposed section 899 from OBBBA, which would have imposed retaliatory taxes on non-U.S. businesses. We are continuing to monitor implementation dates of this agreement and will be evaluating the impact on our financial statements once more details are available.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $131 million for the first six months of 2025 compared to $319 million in the first six months of 2024, primarily due to higher cash paid for acquisitions in 2024.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt.

Cash used for financing activities increased $757 million to $2,162 million for the first six months of 2025. The increase is primarily attributable to an increase in cash used for share repurchases in 2025.

During the six months ended June 30, 2025, we purchased a total of 2.4 million shares for $1.3 billion of cash. During the six months ended June 30, 2024, we purchased a total of 1.2 million shares for $500 million of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of June 30, 2025, and December 31, 2024, we had no outstanding commercial paper.

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
Summarized results of operations for the periods ended June 30, 2025 are as follows:

(in millions)	Three Months	Six Months
Revenue	$1,072	$2,160
Operating Profit	761	1,584
Net Income	888	1,308
Net income attributable to S&P Global Inc.	888	1,308

Summarized balance sheet information as of June 30, 2025 and December 31, 2024 is as follows:

(in millions)	June 30,	December 31,
	2025	2024
Current assets (excluding intercompany from Non-Obligor Group)	$1,400	$1,400
Non-current assets	767	782
Current liabilities (excluding intercompany to Non-Obligor Group)	373	339
Non-current liabilities	11,654	11,541
Intercompany payables to Non-Obligor Group	16,662	16,100

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

(in millions)	2025	2024	% Change
Cash provided by operating activities	$2,398	$2,504	(4)%
Capital expenditures	(104)	(56)
Distributions to noncontrolling interest holders	(168)	(133)
Free cash flow	$2,126	$2,315	(8)%

(in millions)	2025	2024	% Change
Cash used for investing activities	(131)	(319)	(59)%
Cash used for financing activities	(2,162)	(1,405)	54%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of June 30, 2025 and December 31, 2024, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the second quarter of 2025, we received 1.4 million shares, which included 0.3 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on February 19, 2025. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of June 30, 2025, 9.3 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2025 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2025	9,504	$510.78	—	10.7	million
May 1 — May 31, 2025 [1,2]	1,403,052	491.20	1,401,575	9.3	million
June 1 — June 30, 2025	867	513.59	—	9.3	million
Total — Quarter [1,2]	1,413,423	$491.75	1,401,575	9.3	million

1 Includes 0.3 million shares received from the conclusion of our ASR agreement that we entered into on February 19, 2025.

2 Includes 1.0 million shares received from the initiation of our ASR agreement that we entered into on May 6, 2025. Average price paid per share information does not include this accelerated share repurchase transaction.
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

During the second quarter of 2025, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodity Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the second quarter of 2025, the Company recorded no revenue or net profit attributable to the Commodity Insights transactions or dealings described above, which reflects the uncertainty of collection. The Company attributes a de minimis amount of gross revenues and net profits to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the second quarter of 2025.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*	Dual Signature Separation Agreement, dated as of July 29, 2025, between IHS Markit UK Services Limited and Edouard Tavernier

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*These exhibits relate to management contracts or compensatory plan arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	July 31, 2025	By:	/s/ Eric W. Aboaf
Eric W. Aboaf
Executive Vice President and Chief Financial Officer

Date:	July 31, 2025	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Chief Accounting Officer