Form 10-Q
period 2025-09-30
S&P Global Inc.
filed 2025-10-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 24, 2025 (latest practicable date), 302.8 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$3,888	$3,575	$11,420	$10,616
Expenses:
Operating-related expenses	1,121	1,065	3,393	3,254
Selling and general expenses	805	815	2,372	2,270
Depreciation	28	22	79	70
Amortization of intangibles	266	271	803	803
Total expenses	2,220	2,173	6,647	6,397
Gain on dispositions	—	(21)	(3)	(21)
Equity in income on unconsolidated subsidiaries	(7)	(11)	(28)	(31)
Operating profit	1,675	1,434	4,804	4,271
Other income, net	(2)	2	(25)	(10)
Interest expense, net	79	72	233	227
Income before taxes on income	1,598	1,360	4,596	4,054
Provision for taxes on income	333	313	1,000	854
Net income	1,265	1,047	3,596	3,200
Less: net income attributable to noncontrolling interests	(89)	(76)	(259)	(228)
Net income attributable to S&P Global Inc.	$1,176	$971	$3,337	$2,972

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.86	$3.12	$10.91	$9.51
Diluted	$3.86	$3.11	$10.90	$9.50
Weighted-average number of common shares outstanding:
Basic	304.3	311.2	305.8	312.6
Diluted	304.5	311.5	306.1	312.9

Actual shares outstanding at period end			303.4	310.3
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$1,265	$1,047	$3,596	$3,200
Other comprehensive income:
Foreign currency translation adjustments	14	98	(5)	20
Income tax effect	(8)	26	95	15
	6	124	90	35

Pension and other postretirement benefit plans	1	1	(1)	(4)
Income tax effect	—	—	1	2
	1	1	—	(2)

Unrealized gain on cash flow hedges	(12)	—	(7)	19
Income tax effect	2	—	2	(3)
	(10)	—	(5)	16

Comprehensive income	1,262	1,172	3,681	3,249
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(7)	(7)	(24)	(20)
Less: comprehensive income attributable to redeemable noncontrolling interests	(82)	(69)	(235)	(208)
Comprehensive income attributable to S&P Global Inc.	$1,173	$1,096	$3,422	$3,021

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$1,666
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts: 2025 - $45; 2024 - $44	2,856	2,867
Prepaid and other current assets	926	926
Assets held for sale	200	—
Total current assets	5,654	5,459
Property and equipment, net of accumulated depreciation: 2025 - $843; 2024 - $823	270	265
Right of use assets	384	413
Goodwill	34,921	34,917
Other intangible assets, net	15,809	16,556
Equity investments in unconsolidated subsidiaries	1,874	1,774
Other non-current assets	837	837
Total assets	$59,749	$60,221
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$418	$553
Accrued compensation and contributions to retirement plans	714	1,073
Short-term debt	3	4
Income taxes currently payable	197	199
Unearned revenue	3,627	3,694
Other current liabilities	799	869
Liabilities held for sale	45	—
Total current liabilities	5,803	6,392
Long-term debt	11,382	11,394
Lease liabilities — non-current	481	535
Pension and other postretirement benefits	187	180
Deferred tax liability — non-current	3,031	3,397
Other non-current liabilities	1,167	815
Total liabilities	22,051	22,713
Redeemable noncontrolling interests (Note 8)	4,460	4,252
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2025 and 2024 415 million shares	415	415
Additional paid-in capital	44,352	44,321
Retained income	23,288	20,977
Accumulated other comprehensive loss	(798)	(883)
Less: common stock in treasury	(34,124)	(31,671)
Total equity — controlling interests	33,133	33,159
Total equity — noncontrolling interests	105	97
Total equity	33,238	33,256
Total liabilities and equity	$59,749	$60,221

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net income	$3,596	$3,200
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	79	70
Amortization of intangibles	803	803
Provision for losses on accounts receivable	28	36
Deferred income taxes	(287)	(271)
Stock-based compensation	167	177
Gain on dispositions	(3)	(21)
Other	204	(15)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(31)	188
Prepaid and other current assets	72	(14)
Accounts payable and accrued expenses	(493)	(131)
Unearned revenue	(68)	(209)
Other current liabilities	(176)	(399)
Net change in prepaid/accrued income taxes	86	314
Net change in other assets and liabilities	(74)	221
Cash provided by operating activities	3,903	3,949
Investing Activities:
Capital expenditures	(149)	(91)
Acquisitions, net of cash acquired	(50)	(264)
Proceeds from dispositions, net	19	94
Changes in short-term investments	(52)	(1)
Cash used for investing activities	(232)	(262)
Financing Activities:
Payments on senior notes	(4)	(47)
Dividends paid to shareholders	(880)	(854)
Distributions to noncontrolling interest holders	(234)	(213)
Contingent consideration payments	(8)	(107)
Repurchase of treasury shares	(2,501)	(2,001)
Employee withholding tax on share-based payments, excise tax payments on share repurchases and other	(101)	(58)
Cash used for financing activities	(3,728)	(3,280)
Effect of exchange rate changes on cash	63	(1)
Net change in cash, cash equivalents, and restricted cash	6	406
Cash, cash equivalents, and restricted cash at beginning of period	1,666	1,291
Cash, cash equivalents, and restricted cash at end of period	$1,672	$1,697

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2025	$415	$44,392	$22,402	$(795)	$33,024	$33,390	$106	$33,496
Comprehensive income [1]			1,176	(3)		1,173	7	1,180
Dividends (Dividend declared per common share — $0.96 per share)			(291)			(291)	(4)	(295)
Share repurchases, including excise tax		(110)			1,101	(1,211)		(1,211)
Employee stock plans		70			(1)	71		71
Change in redemption value of redeemable noncontrolling interests			1			1		1
Other						—	(4)	(4)
Balance as of September 30, 2025	$415	$44,352	$23,288	$(798)	$34,124	$33,133	$105	$33,238

Three Months Ended September 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2024	$415	$44,407	$19,957	$(839)	$29,059	$34,881	$89	$34,970
Comprehensive income [1]			971	125		1,096	7	1,103
Dividends (Dividend declared per common share — $0.91 per share)			(283)			(283)	(2)	(285)
Share repurchases, including excise tax		(225)			1,288	(1,513)		(1,513)
Employee stock plans		91			(1)	92		92
Change in redemption value of redeemable noncontrolling interests			(281)			(281)		(281)
Balance as of September 30, 2024	$415	$44,273	$20,364	$(714)	$30,346	$33,992	$94	$34,086

Nine Months Ended September 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	$415	$44,321	$20,977	$(883)	$31,671	$33,159	$97	$33,256
Comprehensive income [1]			3,337	85		3,422	24	3,446
Dividends (Dividend declared per common share — $2.88 per share)			(880)			(880)	(14)	(894)
Share repurchases, including excise tax		(45)			2,480	(2,525)		(2,525)
Employee stock plans		76			(27)	103		103
Change in redemption value of redeemable noncontrolling interests			(146)			(146)		(146)
Other						—	(2)	(2)
Balance as of September 30, 2025	$415	$44,352	$23,288	$(798)	$34,124	$33,133	$105	$33,238

Nine Months Ended September 30, 2024
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	$415	$44,231	$18,728	$(763)	$28,411	$34,200	$100	$34,300
Comprehensive income [1]			2,972	49		3,021	20	3,041
Dividends (Dividend declared per common share — $2.73 per share)			(854)			(854)	(14)	(868)
Share repurchases, including excise tax		(30)			1,989	(2,019)		(2,019)
Employee stock plans		72			(54)	126		126
Change in redemption value of redeemable noncontrolling interests			(482)			(482)		(482)
Other						—	(12)	(12)
Balance as of September 30, 2024	$415	$44,273	$20,364	$(714)	$30,346	$33,992	$94	$34,086

1Excludes comprehensive income of $82 million and $69 million for the three months ended September 30, 2025 and 2024, respectively, and $235 million and $208 million for the nine months ended September 30, 2025 and 2024, respectively, attributable to our redeemable noncontrolling interests.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

We had restricted cash of less than $1 million included in our consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2025 and December 31, 2024, contract assets were $81 million and $69 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at September 30, 2025 compared to December 31, 2024 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $3.2 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.9 billion. We expect to recognize revenue on approximately fifty-five percent and eighty percent of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $314 million and $291 million as of September 30, 2025 and December 31, 2024, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 2 to 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the benefit of those costs is one year or less. These costs are recorded within selling and general expenses.

Equity in Income on Unconsolidated Subsidiaries

As of September 30, 2025, the Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME Group’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both the company's business to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Our share of earnings or losses are recognized in Equity in income on unconsolidated subsidiaries in our consolidated statements of income.

On October 10, 2025, the Company and CME Group completed the sale of OSTTRA to Kohlberg Kravis Roberts & Co. (“KKR”), a leading global investment firm. The terms of the deal for OSTTRA equaled total enterprise value at $3.1 billion, subject to customary purchase price adjustments, which will be divided evenly between the Company and CME Group pursuant to the 50/50 joint venture. We received proceeds from the sale of $1.5 billion in cash, subject to purchase price adjustments, which we expect to result in approximately $1.4 billion of after-tax proceeds. We anticipate the sale to result in a pre-tax gain of approximately $270 million ($180 million after-tax) for the Company, including the impact of accumulated other comprehensive income related to our investment.

Other Income, net

The components of other income, net for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2025	2024	2025	2024
Other components of net periodic benefit cost	$(5)	$(5)	$(17)	$(17)
Net loss (gain) from investments	3	7	(8)	7
Other income, net	$(2)	$2	$(25)	$(10)

2.    Acquisitions and Divestitures

On October 15, 2025, we entered into an agreement to acquire With Intelligence from Motive Partners for $1.8 billion. With Intelligence is expected to be integrated into our Market Intelligence segment. Combining With Intelligence's proprietary data, benchmarks and workflow solutions with S&P Global’s trusted expertise and brand in private markets intelligence and analytics, the company will create one of the most comprehensive data offerings for alternatives and private markets participants. The transaction is expected to close in 2025, or early 2026, subject to customary closing conditions, including receipt of certain regulatory approvals.

On September 24, 2025, Crisil, included within our Ratings segment, agreed to acquire McKinsey PriceMetrix Co., a leading provider of performance benchmarking and data-driven insights for the wealth management industry. This acquisition expands Crisil’s benchmarking offerings across the Wealth Management value chain. The transaction is expected to be completed over the coming months, subject to customary closing conditions. The proposed acquisition is not expected to be material to our consolidated financial statements.

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

Acquisitions

2025

On October 1, 2025, we completed the acquisition of ARC Research, a subsidiary of ARC Group, the leading independent provider of investment performance data, benchmarking capabilities and insights in the private wealth market. The acquisition is part of our Indices segment and expands our capabilities to deliver innovative, high-quality benchmarks and data solutions tailored to the evolving needs of wealth managers, private banks, and financial advisers. The acquisition of ARC Research is not expected to be material to our consolidated financial statements.

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

Divestitures

2025

During the nine months ended September 30, 2025, we did not complete any material dispositions.

2024

On August 15, 2024, we completed the sale of Fincentric, formerly known as Markit Digital. This sale followed our announced intent to explore strategic opportunities for Fincentric in February of 2024. Fincentric was S&P Global’s premier digital solutions provider focused on developing mobile applications and websites for retail brokerages and other financial institutions. Fincentric specializes in designing cutting-edge financial data visualizations, interfaces and investor experiences. Fincentric was acquired by S&P Global through the merger with IHS Markit and was part of our Market Intelligence segment. During the nine months ended September 30, 2025, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Fincentric in August of 2024. During the three and nine months ended September 30, 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of Fincentric in our Market Intelligence segment.
Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	September 30,	December 31,
	2025	2024
Accounts Receivable, net	$37	$—
Prepaid and other current assets	1	—
Property and equipment	8
Goodwill	141	—
Other non current assets	13	—
Assets held for sale	$200	$—

Accounts payable	$9	$—
Unearned revenue	36	—
Liabilities held for sale	$45	$—
1 Assets and liabilities held for sale as of September 30, 2025 relate to the anticipated divestitures of the Enterprise Data Management and Thinkfolio businesses within our Market Intelligence segment. Additionally, assets held for sale include fixed assets related to our intent to sell our facility in Centennial, Colorado.

The operating profit (loss) of our businesses that were held for sale or disposed of for the periods ended September 30 is as follows:

	Three Months		Nine Months
(in millions)	2025	2024	2025	2024
Operating profit (loss) [1]	$11	$8	$28	$21
1 The operating profit (loss) presented includes the revenue and recurring direct expenses associated with businesses disposed of or held for sale.

3.    Income Taxes

The effective income tax rate was 20.8% and 21.8% for the three and nine months ended September 30, 2025, respectively, and 23.0% and 21.1% for the three and nine months ended September 30, 2024, respectively. The higher rate for the three months ended September 30, 2024 was primarily due to the tax charge on divestitures and change in the profit mix. The lower rate for the nine months ended September 30, 2024 was primarily due to a combination of discrete adjustments.

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

The Company is subject to tax examinations in various jurisdictions. As of September 30, 2025 and December 31, 2024, the total amount of federal, state and local, and foreign unrecognized tax benefits was $357 million and $325 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2025 and December 31, 2024, we had $93 million and $65 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $12 million in the next twelve months as a result of the resolution of local tax examinations.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, as well as modifying certain international tax provisions. We do not anticipate a material impact to our 2025 financial statements as a result of the enacted OBBBA provisions.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	September 30, 2025	December 31, 2024
4.75% Senior Notes, due 2025 [1]	—	4
4.0% Senior Notes, due 2026 [2]	3	3
2.95% Senior Notes, due 2027 [3]	499	498
2.45% Senior Notes, due 2027 [4]	1,245	1,243
4.75% Senior Notes, due 2028 [5]	788	797
4.25% Senior Notes, due 2029 [6]	995	1,004
2.5% Senior Notes, due 2029 [7]	498	497
2.70% Sustainability-Linked Senior Notes, due 2029 [8]	1,240	1,238
1.25% Senior Notes, due 2030 [9]	596	595
2.90% Senior Notes, due 2032 [10]	1,479	1,477
5.25% Senior Notes, due 2033 [11]	744	744
6.55% Senior Notes, due 2037 [12]	291	291
4.5% Senior Notes, due 2048 [13]	273	273
3.25% Senior Notes, due 2049 [14]	590	590
3.70% Senior Notes, due 2052 [15]	975	975
2.3% Senior Notes, due 2060 [16]	683	683
3.9% Senior Notes, due 2062 [17]	486	486
Total debt	11,385	11,398
Less: short-term debt including current maturities	3	4
Long-term debt	$11,382	$11,394
1     We made a $4 million repayment of our 4.75% senior notes in the first quarter of 2025.
2     Interest payments are due semiannually on March 1 and September 1.
3    Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2025, the unamortized debt discount and issuance costs total $1 million.
4    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2025, the unamortized debt discount and issuance costs total $5 million.
5     Interest payments are due semiannually on February 1 and August 1.
6 Interest payments are due semiannually on May 1 and November 1.
7    Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2025, the unamortized debt discount and issuance costs total $2 million.
8    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2025, the unamortized debt discount and issuance costs total $10 million.
9    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2025, the unamortized debt discount and issuance costs total $4 million.
10 Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2025, the unamortized debt discount and issuance costs total $21 million.
11 Interest payments are due semiannually on March 15 and September 15, and as of September 30, 2025, the unamortized debt discount and issuance costs total $6 million.
12    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2025, the unamortized debt discount and issuance costs total $2 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2025, the unamortized debt discount and issuance costs total $10 million.

14 Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2025, the unamortized debt discount and issuance costs total $10 million.
15    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2025, the unamortized debt discount and issuance costs total $25 million.
16    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2025, the unamortized debt discount and issuance costs total $17 million.
17    Interest payments are due semiannually on March 1 and September 1 and as of September 30, 2025, the unamortized debt discount and issuance costs total $14 million.
The fair value of our total debt borrowings was $10.4 billion and $10.0 billion as of September 30, 2025 and December 31, 2024, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of September 30, 2025, and December 31, 2024, we had no outstanding commercial paper.

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

The only financial covenant in our credit facility is a requirement that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this ratio has never been exceeded.

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of September 30, 2025 and December 31, 2024, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2025 and twelve months ended December 31, 2024, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of September 30, 2025 and December 31, 2024, the aggregate notional value of these outstanding forward contracts was $672 million and 2.3 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $12 million as of September 30, 2025. The amount recorded in other current liabilities was $9 million and $42 million as of September 30, 2025 and December 31, 2024, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $2 million and a net gain of $158 million for the three and nine months ended September 30, 2025, respectively, and a net gain of $100 million and $54 million for the three and nine months ended September 30, 2024, respectively.

Net Investment Hedges

As of September 30, 2025 and December 31, 2024, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2029, 2030, 2032 and 2033. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion as of September 30, 2025 and December 31, 2024. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $10 million and $35 million for the three and nine months ended September 30, 2025, respectively, and net interest income of $11 million and $27 million for the three and nine months ended September 30, 2024, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2027 and the fourth quarter of 2026, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of September 30, 2025, we estimate that $4 million of pre-tax loss related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of September 30, 2025 and December 31, 2024, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $606 million and $539 million, respectively.
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

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of September 30, 2025 and December 31, 2024:

(in millions)		September 30,	December 31,
Balance Sheet Location		2025	2024
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$5	$4
Other current liabilities	Foreign exchange forward contracts	$13	$5
Derivatives designated as net investment hedges:
Other non-current assets	Cross currency swaps	$—	$58
Other non-current liabilities	Cross currency swaps	$327	$2
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2025	2024		2025	2024
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(12)	$—	Revenue, Selling and general expenses	$1	$3
Interest rate swap contracts	$—	$—	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$33	$(104)	Interest expense, net	$(1)	$(1)
Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2025	2024		2025	2024
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(7)	$(1)	Revenue, Selling and general expenses	$5	$8
Interest rate swap contracts	$—	$20	Interest expense, net	$—	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(386)	$(58)	Interest expense, net	$(3)	$(3)
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$4	$5	$1	$5
Change in fair value, net of tax	(8)	3	(1)	8
Reclassification into earnings, net of tax	(1)	(3)	(5)	(8)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(5)	$5	$(5)	$5

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$99	$100	$99	$84
Change in fair value, net of tax	—	—	—	16
Reclassification into earnings, net of tax	—	—	—	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$99	$100	$99	$100

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$(283)	$14	$33	$(21)
Change in fair value, net of tax	24	(79)	(294)	(46)
Reclassification into earnings, net of tax	1	1	3	3
Net unrealized losses on net investment hedges, net of taxes, end of period	$(258)	$(64)	$(258)	$(64)
6. Employee Benefits
We maintain a number of active defined contribution retirement plans for our employees. The majority of our defined benefit plans are frozen. As a result, no new employees will be permitted to enter these plans and no additional benefits for current participants in the frozen plans will be accrued.

We also have supplemental benefit plans that provide senior management with supplemental retirement, disability and death benefits. Certain supplemental retirement benefits are based on final monthly earnings. In addition, we sponsor a voluntary 401(k) plan under which we make a non-elective contribution and may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees’ compensation to the employees’ accounts.

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2025	2024	2025	2024
Service cost	$—	$—	$1	$1
Interest cost	18	18	53	53
Expected return on assets	(24)	(24)	(73)	(73)
Amortization of prior service credit / actuarial loss	1	1	3	3
Net periodic benefit cost	$(5)	$(5)	$(16)	$(16)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2025 and 2024.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2025. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2025 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2025, we contributed $7 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the fourth quarter of 2025.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the nine months ended September 30, 2025 and 2024, total stock-based compensation expense related to restricted stock and other stock-based awards was $167 million and $177 million, respectively. During the nine months ended September 30, 2025, the Company granted 0.3 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $527.44 per share. Total unrecognized compensation expense related to unvested equity awards as of September 30, 2025 was $232 million, which is expected to be recognized over a weighted average period of 1.2 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2025, 7.4 million shares remained available under the 2022 Repurchase Program. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company’s share repurchases are accounted for as a cost of the treasury stock transaction, and are included in other current liabilities on our consolidated balance sheets. The amount recorded in other current liabilities was $24 million and $30 million as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company made an excise tax payment of $30 million, which is included in financing activities in the consolidated statement of cash flows.

The terms of each ASR agreement entered into during the nine months ended September 30, 2025 and 2024, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
August 12, 2025 [1]		1.7	—	1.7	$—	$1,200
May 6, 2025 [2]	August 8, 2025	1.0	0.2	1.2	$518.47	$650
February 19, 2025 [3]	May 6, 2025	1.0	0.3	1.3	$491.12	$650
July 31, 2024 [4]	October 22, 2024	2.6	0.3	3.0	$505.19	$1,500
February 12, 2024 [5]	April 12, 2024	1.0	0.2	1.2	$421.05	$500
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1.2 billion and initially received shares valued at 80% of the $1.2 billion at a price equal to the market price of the Company’s common stock on August 12, 2025. The Company received an initial delivery of 1.7 million shares from the ASR program. We completed the ASR agreement on October 23, 2025 and received an additional 0.6 million shares. We repurchased a total of 2.3 million shares under the ASR agreement for an average purchase price $513.82 per share. The ASR agreement was executed under our 2022 Repurchase Program.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $650 million and initially received shares valued at 80% of the $650 million at a price equal to the market price of the Company’s common stock on May 6, 2025. The Company received an initial delivery of 1.0 million shares from the ASR program. We completed the ASR agreement on August 8, 2025 and received an additional 0.2 million shares. The ASR agreement was executed under our 2022 Repurchase Program.
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

During the nine months ended September 30, 2025, we received 4.6 million shares, including 0.3 million shares received in February of 2025 related to our October 28, 2024 ASR agreement. During the nine months ended September 30, 2025, we purchased a total of 4.3 million shares for $2.5 billion of cash. During the nine months ended September 30, 2024, we received 4.1 million shares, including 0.2 million shares received in February of 2024 related to our November 13, 2023 ASR agreement. During the nine months ended September 30, 2024, we purchased a total of 3.8 million shares for $2 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.
Changes to redeemable noncontrolling interests during the nine months ended September 30, 2025 were as follows:

(in millions)
Balance as of December 31, 2024	$4,252
Net income attributable to redeemable noncontrolling interests	235
Distributions payable to redeemable noncontrolling interests	(209)
Redemption value adjustment	146
Other [1]	36
Balance as of September 30, 2025 [2]	$4,460
1 Includes foreign currency translation adjustments.
2 As of September 30, 2025, $4,455 million relates to our redeemable noncontrolling interest in the Indices business.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(609)		$(372)		$98		$(883)
Other comprehensive income (loss) before reclassifications	87	1	(3)		(1)		83
Reclassifications from accumulated other comprehensive income (loss) to net earnings	3		3	2	(4)	3	2
Net other comprehensive income	90		—		(5)		85
Balance as of September 30, 2025	$(519)		$(372)		$93		$(798)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of less than $1 million for the nine months ended September 30, 2025. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2025	2024	2025	2024
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$1,176	$971	$3,337	$2,972

Basic weighted-average number of common shares outstanding	304.3	311.2	305.8	312.6
Effect of dilutive securities	0.2	0.3	0.3	0.3
Diluted weighted-average number of common shares outstanding	304.5	311.5	306.1	312.9

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.86	$3.12	$10.91	$9.51
Diluted	$3.86	$3.11	$10.90	$9.50
We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2025 and 2024, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million and 0.9 million as of September 30, 2025 and 2024, respectively, were excluded.

10.    Restructuring
We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2025 and 2024 restructuring plans consisted of a company-wide workforce reduction of approximately 820 and 1,230 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2025 by segment is as follows:

	2025 Restructuring Plan		2024 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$44	$23	$77	$12
Ratings	10	3	4	1
Commodity Insights	11	5	13	2
Mobility	11	10	6	1
Indices	1	1	1	—
Corporate	28	15	24	11
Total	$105	$57	$125	$27

We recorded a pre-tax restructuring charge of $105 million primarily related to employee severance charges for the 2025 restructuring plan during the nine months ended September 30, 2025 and have reduced the reserve by $48 million. The ending reserve balance for the 2024 restructuring plan was $88 million as of December 31, 2024. For the nine months ended September 30, 2025, we have reduced the reserve for the 2024 restructuring plan by $61 million. The reductions primarily related to cash payments for employee severance charges.

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

Operating results for the periods ended September 30 is as follows:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Three Months Ended September 30, 2025
Revenue from external customers	$1,232	$1,196	$556	$445	$459	$3,888
Intersegment revenue [1]	4	44	—	—	3	51
Revenue	1,236	1,240	556	445	462	3,939
Intersegment elimination						(51)
Total revenue						3,888
Less: segment expenses [2]	796	408	289	252	134	1,879
Less: other segment items [3]	163	13	32	76	11	295
Intersegment elimination						(51)
Segment operating profit	$277	$819	$235	$117	$317	$1,765
Corporate Unallocated expense [4]						97
Equity in income on unconsolidated subsidiaries						(7)
Operating profit						1,675
Other income, net						(2)
Interest expense, net						79
Income before taxes on income						$1,598

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Nine Months Ended September 30, 2025
Revenue from external customers	$3,643	$3,408	$1,722	$1,303	$1,344	$11,420
Intersegment revenue [1]	10	129	—	—	8	147
Revenue	3,653	3,537	1,722	1,303	1,352	11,567
Intersegment elimination						(147)
Total revenue						11,420
Less: segment expenses [2]	2,390	1,192	891	763	381	5,617
Less: other segment items [3]	507	54	108	233	30	932
Intersegment elimination						(147)
Segment operating profit	$756	$2,291	$723	$307	$941	$5,018
Corporate Unallocated expense [4]						242
Equity in income on unconsolidated subsidiaries						(28)
Operating profit						4,804
Other income, net						(25)
Interest expense, net						233
Income before taxes on income						$4,596

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Three Months Ended September 30, 2024
Revenue from external customers	$1,159	$1,069	$522	$412	$413	$3,575
Intersegment revenue [1]	3	41	—	—	3	47
Revenue	1,162	1,110	522	412	416	3,622
Intersegment elimination						(47)
Total revenue						3,575
Less: segment expenses [2]	791	426	272	238	124	1,851
Less: other segment items [3]	141	8	39	77	10	275
Intersegment elimination						(47)
Segment operating profit	$230	$676	$211	$97	$282	$1,496
Corporate Unallocated expense [4]						73
Equity in income on unconsolidated subsidiaries						(11)
Operating profit						1,434
Other income, net						2
Interest expense, net						72
Income before taxes on income						$1,360

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Total
	Nine Months Ended September 30, 2024
Revenue from external customers	$3,450	$3,186	$1,597	$1,198	$1,185	$10,616
Intersegment revenue [1]	9	121	—	—	8	138
Revenue	3,459	3,307	1,597	1,198	1,193	10,754
Intersegment elimination						(138)
Total revenue						10,616
Less: segment expenses [2]	2,334	1,188	839	714	344	5,419
Less: other segment items [3]	476	39	115	237	33	900
Intersegment elimination						(138)
Segment operating profit	$649	$2,080	$643	$247	$816	$4,435
Corporate Unallocated expense [4]						195
Equity in income on unconsolidated subsidiaries						(31)
Operating profit						4,271
Other income, net						(10)
Interest expense, net						227
Income before taxes on income						$4,054
1    Intersegment revenue primarily relates to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 The segment expense category for Market Intelligence, Ratings, Commodity Insights, Mobility and Indices for the three and nine months ended September 30, 2025 and 2024 primarily include an aggregation of compensation costs, technology costs and strategic investments. The CODM considers actual-to-actual and budget-to-actual variances when making decisions about allocating personnel and capital to the segments; however, the CODM does not receive the individual expense items underlying the overall segment expenses. Variance explanations include segment expenses including compensation costs, technology costs and strategic investments, but the CODM is otherwise not provided, and cannot easily calculate, lower-level expense information.
3 Other segment items for the three and nine months ended September 30, 2025 for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including employee severance charges, legal costs, acquisition and disposition-related costs and Executive Leadership Team transition costs. Other segment items for the three and nine months ended September 30, 2024 for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including IHS Markit merger costs, employee severance charges and acquisition and disposition-related costs.
4 Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses.

The following table presents our revenue disaggregated by revenue type for the periods ended September 30:

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2025
Subscription	$1,035	$—	$507	$362	$82	$—	$1,986
Non-subscription / Transaction	43	668	18	83	—	—	812
Non-transaction	—	572	—	—	—	(51)	521
Asset-linked fees	—	—	—	—	303	—	303
Sales usage-based royalties	—	—	31	—	77	—	108
Recurring variable revenue	158	—	—	—	—	—	158
Total revenue	$1,236	$1,240	$556	$445	$462	$(51)	$3,888

Timing of revenue recognition
Services transferred at a point in time	$43	$668	$18	$83	$—	$—	$812
Services transferred over time	1,193	572	538	362	462	(51)	3,076
Total revenue	$1,236	$1,240	$556	$445	$462	$(51)	$3,888

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Nine Months Ended September 30, 2025
Subscription	$3,045	$—	$1,493	$1,062	$237	$—	$5,837
Non-subscription / Transaction	141	1,885	139	241	—	—	2,406
Non-transaction	—	1,652	—	—	—	(147)	1,505
Asset-linked fees	—	—	—	—	876	—	876
Sales usage-based royalties	—	—	90	—	239	—	329
Recurring variable revenue	467	—	—	—	—	—	467
Total revenue	$3,653	$3,537	$1,722	$1,303	$1,352	$(147)	$11,420

Timing of revenue recognition
Services transferred at a point in time	$141	$1,885	$139	$241	$—	$—	$2,406
Services transferred over time	3,512	1,652	1,583	1,062	1,352	(147)	9,014
Total revenue	$3,653	$3,537	$1,722	$1,303	$1,352	$(147)	$11,420

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2024
Subscription	$981	$—	$478	$331	$74	$—	$1,864
Non-subscription / Transaction	39	597	18	81	—	—	735
Non-transaction	—	513	—	—	—	(47)	466
Asset-linked fees	—	—	—	—	266	—	266
Sales usage-based royalties	—	—	26	—	76	—	102
Recurring variable revenue	142	—	—	—	—	—	142
Total revenue	$1,162	$1,110	$522	$412	$416	$(47)	$3,575

Timing of revenue recognition
Services transferred at a point in time	$39	$597	$18	$81	$—	$—	$735
Services transferred over time	1,123	513	504	331	416	(47)	2,840
Total revenue	$1,162	$1,110	$522	$412	$416	$(47)	$3,575

(in millions)	Market Intelligence	Ratings	Commodity Insights	Mobility	Indices	Intersegment Elimination [1]	Total

	Nine Months Ended September 30, 2024
Subscription	$2,893	$—	$1,387	$966	$218	$—	$5,464
Non-subscription / Transaction	136	1,804	133	232	—	—	2,305
Non-transaction	—	1,503	—	—	—	(138)	1,365
Asset-linked fees	—	—	—	—	756	—	756
Sales usage-based royalties	—	—	77	—	219	—	296
Recurring variable revenue	430	—	—	—	—	—	430
Total revenue	$3,459	$3,307	$1,597	$1,198	$1,193	$(138)	$10,616

Timing of revenue recognition
Services transferred at a point in time	$136	$1,804	$133	$232	$—	$—	$2,305
Services transferred over time	3,323	1,503	1,464	966	1,193	(138)	8,311
Total revenue	$3,459	$3,307	$1,597	$1,198	$1,193	$(138)	$10,616
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information as of September 30, 2025 and December 31, 2024 is as follows:

(in millions)	Total Assets
	September 30,	December 31,
	2025	2024
Market Intelligence	$28,764	$29,478
Ratings	1,180	1,056
Commodity Insights	3,335	8,636
Mobility	8,667	13,222
Indices	12,983	3,200
Total reportable segments	54,929	55,592
Corporate [1]	4,820	4,629
Total	$59,749	$60,221
1Corporate assets consist principally of cash and cash equivalents, investments, goodwill and other intangible assets, assets for pension benefits and deferred income taxes.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2025	2024	2025	2024
U.S.	$2,362	$2,176	$6,973	$6,478
European region	885	802	2,596	2,407
Asia	430	388	1,221	1,111
Rest of the world	211	209	630	620
Total	$3,888	$3,575	$11,420	$10,616

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(in millions)		September 30,	December 31,
Balance Sheet Location		2025	2024
Assets
Right of use assets	Lease right of use assets	$384	$413
Liabilities
Other current liabilities	Current lease liabilities	116	109
Lease liabilities — non-current	Non-current lease liabilities	481	535
The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2025	2024	2025	2024
Operating lease cost	$30	$32	$92	$97
Sublease income	(4)	(3)	(11)	(10)
Total lease cost	$26	$29	$81	$87

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2025	2024	2025	2024
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$35	$36	$104	$105

Right of use assets obtained in exchange for lease obligations
Operating leases	3	18	24	60

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	5.1	5.6
Weighted-average discount rate	4.29%	4.02%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2025 (Excluding the nine months ended September 30, 2025)	$35
2026	137
2027	127
2028	102
2029	83
2030 and beyond	195
Total undiscounted lease payments	$679
Less: Imputed interest	82
Present value of lease liabilities	$597

As of September 30, 2025, the Company has certain lease agreements that have not yet commenced with total estimated future lease payments of $99 million which have been excluded from the table above. These leases are expected to begin in the fourth quarter of 2025 and continue through 2037, with lease terms ranging from 1 year to 12 years.

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During the three and nine months ended September 30, 2025, S&P Dow Jones Indices LLC earned $44 million and $146 million of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2024, S&P Dow Jones Indices LLC earned $50 million and $146 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

13. Recently Issued or Adopted Accounting Standards

In September of 2025, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarifies the guidance on which contracts are subject to derivative accounting and guidance on accounting for share based payments on contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In September of 2025, the FASB issued accounting guidance which removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In July of 2025, the FASB issued accounting guidance that provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting, and early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In May of 2025, the FASB issued accounting guidance to improve the requirements for identifying the accounting acquirer in ASC 805, Business Combinations. The amendments in this update revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and early adoption is permitted as of the beginning of an interim or annual reporting period. This guidance is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2025. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2024 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Nine Months Ended September 30, 2025 and 2024
•Liquidity and Capital Resources
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

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2025	2024	% Change [1]	2025	2024	% Change [1]
Revenue	$3,888	$3,575	9%	$11,420	$10,616	8%
Operating profit [2]	$1,675	$1,434	17%	$4,804	$4,271	12%
Operating margin %	43%	40%		42%	40%
Diluted earnings per share from net income	$3.86	$3.11	24%	$10.90	$9.50	15%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three and nine months ended September 30, 2025 includes employee severance charges of $23 million and $105 million, respectively, acquisition-related costs of $18 million and $39 million, respectively, legal costs of $10 million and $39 million, respectively, disposition-related costs of $7 million and $12 million, respectively, Executive Leadership Team transition costs of $6 million and $23 million, respectively and lease impairments of $6 million and $14 million, respectively. Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $31 million and $102 million, respectively, a gain on disposition of $21 million, a statutorily required bonus accrual adjustment of $7 million, employee severance charges of $4 million and $50 million, respectively, acquisition-related costs of $3 million and net acquisition-related costs of $4 million, respectively, and an asset write-off of $1 million and $2 million, respectively. Operating profit for the nine months ended September 30, 2024 includes legal costs of $20 million, disposition-related costs of $3 million and recovery of lease-related costs of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $280 million and $285 million for the three months ended September 30, 2025 and 2024, respectively, and $843 million and $845 million for the nine months ended September 30, 2025 and 2024, respectively.

Three Months

Revenue increased 9% driven by increases at all of our reportable segments. The increase at Ratings was driven by growth in both transaction and non-transaction revenue. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and structured finance revenue driven by increases in issuance volumes. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. The increase at Market Intelligence was primarily due to subscription revenue growth in Data, Analytics & Insights, growth for work flow solutions in Enterprise Solutions and growth in RatingsXpress® and RatingsDirect®, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. The increase at Indices was primarily due to higher asset-linked fees revenue and higher data subscription revenue. The increase at Commodity Insights was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and an increase in sales usage-based royalties revenue. The increase at Mobility was primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business, and the favorable impact of improved contract terms. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 17%. Excluding the impact of higher IHS Markit merger costs in 2024 of 1 percentage point, operating profit increased 16%. The increase was primarily due to revenue growth and decreased incentives, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had a favorable impact of 2 percentage points.

Nine Months

Revenue increased 8% driven by increases at all of our reportable segments. The increase at Ratings was driven by growth in both non-transaction and transaction revenue. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. Transaction revenue increased due to higher corporate bond ratings revenue, partially offset by lower bank loan ratings revenue. The increase at Market Intelligence was primarily due to subscription revenue growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth for work flow solutions in Enterprise Solutions and growth in RatingsXpress® and RatingsDirect®, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. The increase at Indices was primarily due to higher asset-linked fees revenue, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Commodity Insights was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts, an increase in conference revenue driven by increased attendance at CERAWeek in 2025 and an increase in sales usage-based royalties revenue. The increase at Mobility was primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the

Dealer business, strong underwriting volumes and market share growth within the Financial business and the favorable impact of improved contract terms. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 12%. Excluding the impact of higher IHS Markit merger costs in 2024 of 2 percentage points, partially offset by the impact of higher employee severance charges in 2025 of 1 percentage, operating profit increased 11%. The increase was primarily due to revenue growth and decreased incentives, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had an favorable impact of less than 1 percentage point.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Consolidated Review

(in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$3,888	$3,575	9%	$11,420	$10,616	8%
Total Expenses:
Operating-related expenses	1,121	1,065	5%	3,393	3,254	4%
Selling and general expenses	805	815	(1)%	2,372	2,270	4%
Depreciation and amortization	294	293	—%	882	873	1%
Total expenses	2,220	2,173	2%	6,647	6,397	4%
Gain on dispositions, net	—	(21)	N/M	(3)	(21)	(85)%
Equity in income on unconsolidated subsidiaries	(7)	(11)	(39)%	(28)	(31)	(6)%
Operating profit	1,675	1,434	17%	4,804	4,271	12%
Other income, net	(2)	2	N/M	(25)	(10)	N/M
Interest expense, net	79	72	10%	233	227	3%
Provision for taxes on income	333	313	6%	1,000	854	17%
Net income	1,265	1,047	21%	3,596	3,200	12%
Less: net income attributable to noncontrolling interests	(89)	(76)	(16)%	(259)	(228)	(13)%
Net income attributable to S&P Global Inc.	$1,176	$971	21%	$3,337	$2,972	12%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$3,888	$3,575	9%	$11,420	$10,616	8%

Subscription revenue	1,986	1,864	6%	5,837	5,464	7%
Non-subscription / transaction revenue	812	735	11%	2,406	2,305	4%
Non-transaction revenue	521	466	12%	1,505	1,365	10%
Asset-linked fees	303	266	14%	876	756	16%
Sales usage-based royalties	108	102	6%	329	296	11%
Recurring variable	158	142	11%	467	430	8%

% of total revenue:
Subscription revenue	51%	52%		51%	51%
Non-subscription / transaction revenue	21%	21%		21%	22%
Non-transaction revenue	13%	13%		13%	13%
Asset-linked fees	8%	7%		8%	7%
Recurring variable	4%	4%		4%	4%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$2,362	$2,176	9%	$6,973	$6,478	8%
International revenue:
European region	885	802	10%	2,596	2,407	8%
Asia	430	388	11%	1,221	1,111	10%
Rest of the world	211	209	1%	630	620	2%
Total international revenue	$1,526	$1,399	9%	$4,447	$4,138	7%
% of total revenue:
U.S. revenue	61%	61%		61%	61%
International revenue	39%	39%		39%	39%

Three Months

Revenue increased 9% as compared to the three months ended September 30, 2024. Subscription revenue increased in the three month period primarily due to growth in Data, Analytics & Insights, growth for work flow solutions in Enterprise Solutions and growth in RatingsXpress®, RatingsDirect®, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024 at Market Intelligence; continued demand for Commodity Insights market data and market insights products; new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business, and the favorable impact of improved contract terms at Mobility; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased driven by growth in corporate bond ratings revenue and structured finance revenue at Ratings. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The favorable impact of foreign exchange rates increased revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Revenue increased 8% as compared to the nine months ended September 30, 2024. Subscription revenue increased in the nine month period primarily due to growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth for work flow solutions in Enterprise Solutions and growth in RatingsXpress®, RatingsDirect®, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024 at Market Intelligence; continued demand for Commodity Insights market data and market insights products; new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business and the favorable impact of improved contract terms at Mobility; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to higher corporate bond ratings revenue, partially offset by lower bank loan ratings revenue at Ratings, and an increase in conference revenue at Commodity Insights. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Commodity Insights. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
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

Three Months

(in millions)	2025		2024		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$513	$289	$497	$297	3%	(3)%
Ratings [2]	268	145	258	168	4%	(14)%
Commodity Insights [3]	170	116	163	115	4%	2%
Mobility [4]	133	115	118	118	13%	(4)%
Indices [5]	69	65	62	62	11%	6%
Intersegment eliminations [6]	(51)	—	(48)	—	(6)%	N/M
Total segments	1,102	730	1,050	760	5%	(4)%
Corporate Unallocated expense [7]	19	75	15	55	25%	35%
Total	$1,121	$805	$1,065	$815	5%	(1)%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2025, selling and general expenses include employee severance charges of $11 million, acquisition-related costs of $2 million and disposition-related costs of $4 million and Executive Leadership Team transition costs of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $10 million.
2 In 2025, selling and general expenses include legal costs of $12 million. In 2024, selling and general expenses include a statutorily required bonus accrual adjustment of $6 million.
3 In 2024, selling and general expenses include employee severance charges of $4 million and IHS Markit merger costs of $2 million.
4 In 2025, selling and general expenses include employee severance charges of $6 million, an Executive Leadership Team transition benefit of $4 million, a legal settlement recovery of $3 million and acquisition related costs of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $1 million.
5 In 2025, selling and general expenses include employee severance charges of $1 million and acquisition related costs of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $1 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2025, selling and general expenses include acquisition-related costs of $14 million, Executive Leadership Team transition costs of $9 million, a lease impairments of $6 million, employee severance charges of $5 million, disposition-related costs of $4 million and legal costs of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $16 million, acquisition-related costs of $2 million and an asset write-off of $1 million.
Operating-Related Expenses

Operating-related expenses increased 5% primarily driven by higher compensation costs driven by annual merit increases and additional headcount.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 1%. Selling and general expenses decreased 5% excluding the impact in 2025 of higher employee severance charges of 3 percentage points, acquisition-related costs of 2 percentage points, disposition-related costs of 1 percentage point, legal costs of 1 percentage point, lease impairments of 1 percentage point, Executive Leadership Team transition costs of 1 percentage point, partially offset by IHS Markit merger costs in 2024 of 4 percentage points and a statutorily required bonus accrual adjustment in 2024 of 1 percentage point. The decrease was primarily driven by a decrease in incentive costs, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic initiatives.

Depreciation and Amortization

Depreciation and amortization of $294 million in 2025 remained relatively unchanged compared to 2024.

Nine Months

(in millions)	2025		2024		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,549	$876	$1,515	$851	2%	3%
Ratings [2]	790	432	763	434	3%	—%
Commodity Insights [3]	554	342	524	329	6%	4%
Mobility [4]	398	358	362	351	10%	2%
Indices [5]	198	181	178	166	11%	10%
Intersegment eliminations [6]	(147)	—	(138)	—	(7)%	N/M
Total segments	3,342	2,189	3,204	2,131	4%	3%
Corporate Unallocated expense [7]	51	183	50	139	3%	32%
Total	$3,393	$2,372	$3,254	$2,270	4%	4%
N/M – Represents a change equal to or in excess of 100% or not meaningful

1 In 2025, selling and general expenses include employee severance charges of $44 million, acquisition-related costs of $12 million, disposition-related costs of $6 million and Executive Leadership Team transition costs of $5 million. In 2024, selling and general expenses include IHS Markit merger costs of $30 million, employee severance charges of $35 million and a net acquisition-related benefit of $8 million.
2 In 2025, selling and general expenses include legal costs of $39 million and employee severance charges of $10 million. In 2024, selling and general expenses include legal costs of $20 million, a statutorily required bonus accrual adjustment of $6 million and employee severance charges of $2 million.
3 In 2025, selling and general expenses include employee severance charges of $10 million. In 2024, selling and general expenses include IHS Markit merger costs of $12 million, employee severance charges of $4 million, an asset write-off of $1 million and disposition-related costs of $1 million.
4 In 2025, selling and general expenses include employee severance charges of $11 million, Executive Leadership Team transition benefit of $4 million, legal settlement recovery of $3 million and acquisition related costs of $1 million. In 2024, selling and general expenses include employee severance charges of $7 million, IHS Markit merger costs of $2 million and acquisition-related costs of $1 million.
5 In 2025, selling and general expenses include employee severance charges of $1 million and acquisition related costs of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $4 million and employee severance charges of $1 million.
6 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2025, selling and general expenses include employee severance charges of $28 million, Executive Leadership Team transition costs of $22 million, acquisition-related costs of $24 million, a lease impairments of $14 million, disposition-related costs of $6 million, legal costs of $3 million and an asset write-off of $1 million. In 2024, selling and general expenses include IHS Markit merger costs of $54 million, acquisition-related costs of $10 million, disposition-related costs of $3 million, employee severance charges of $2 million, recovery of lease-related costs of $1 million and an asset write-off of $1 million.
Operating-Related Expenses
Operating-related expenses increased 4% primarily driven by higher compensation costs driven by annual merit increases and additional headcount and higher outside services expenses.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 4%. Selling and general expenses increased 3% excluding the impact in 2025 of higher employee severance charges of 2 percentage points, Executive Leadership Team transition costs of 1 percentage point, acquisition-related costs of 1 percentage point and legal costs of 1 percentage point, partially offset by IHS Markit merger costs in 2024 of 4 percentage points. The increase was primarily driven by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic initiatives, partially offset by decreased incentive costs.

Depreciation and Amortization

Depreciation and amortization of $882 million in 2025 remained relatively unchanged compared to 2024.

Gain on Dispositions

During the nine months ended September 30, 2025, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Fincentric in August of 2024. During the three and nine months ended September 30, 2024, we recorded a pre-tax gain of $21 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of Fincentric in our Market Intelligence segment.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2025	2024	% Change
Market Intelligence [1]	$277	$230	20%
Ratings [2]	819	676	21%
Commodity Insights [3]	235	211	11%
Mobility [4]	117	97	21%
Indices [5]	317	282	12%
Total segment operating profit	1,765	1,496	18%
Corporate Unallocated expense [6]	(97)	(73)	(33)%
Equity in income on unconsolidated subsidiaries [7]	7	11	(39)%
Total operating profit	$1,675	$1,434	17%
1 2025 includes employee severance charges of $11 million, acquisition-related costs of $2 million, disposition-related costs of $4 million and Executive Leadership Team transition costs of $1 million. 2024 includes a gain on disposition of $21 million and IHS Markit merger costs of $10 million. 2025 and 2024 include amortization of intangibles from acquisitions of $146 million and $151 million, respectively.
2    2025 includes legal costs of $12 million. 2024 includes a statutorily required bonus accrual adjustment of $6 million. 2025 and 2024 include amortization of intangibles from acquisitions of $1 million and $2 million, respectively.
3 2024 includes employee severance charges of $4 million and IHS Markit merger costs of $2 million. 2025 and 2024 include amortization of intangibles from acquisitions of $32 million.
4    2025 includes employee severance charges of $6 million, an Executive Leadership Team transition benefit of $4 million and a legal settlement recovery of $3 million. 2024 includes IHS Markit merger costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $76 million.
5    2025 includes employee severance charges of $1 million and acquisition-related costs of $1 million. 2024 includes IHS Markit merger costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $9 million.
6    2025 includes acquisition-related costs of $14 million, Executive Leadership Team transition costs of $9 million, lease impairments of $6 million, employee severance charges of $5 million, disposition-related costs of $4 million and legal costs of $1 million. 2024 includes

IHS Markit merger costs of $16 million, acquisition-related costs of $2 million and an asset write-off of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $1 million.
7    2025 and 2024 include amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Segment operating profit increased 18% as compared to 2024. Excluding the impact of a gain on disposition in 2024 of 2 percentage points, higher employee severance charges in 2025 of 1 percentage point, legal costs in 2025 of 1 percentage point, partially offset by IHS Markit merger costs in 2024 of 1 percentage point, a statutorily required bonus accrual adjustment of 1 percentage point and higher amortization of intangibles from acquisitions in 2025 of 1 percentage point, operating profit increased 16% primarily due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 33% compared to 2024. Excluding the impact of higher acquisition-related costs in 2025 of 16 percentage points, Executive Leadership Team transition costs in 2025 of 12 percentage points, lease impairments in 2025 of 9 percentage points, employee severance changes in 2025 of 7 percentage points, disposition-related costs in 2025 of 4 percentage points, legal costs in 2025 of 2 percentage points, partially offset by IHS merger costs in 2024 of 21 percentage points and an asset write-off in 2024 of 1 percentage point, Corporate Unallocated expense increased 5% primarily due to higher compensation costs in 2025.

Equity in Income on Unconsolidated Subsidiaries — As of September 30, 2025, the Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture. Equity in Income on Unconsolidated Subsidiaries was $7 million for the three months ended September 30, 2025 compared to $11 million for the three months ended September 30, 2024.

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

Nine Months

(in millions)	2025	2024	% Change
Market Intelligence [1]	$756	$649	16%
Ratings [2]	2,291	2,080	10%
Commodity Insights [3]	723	643	13%
Mobility [4]	307	247	24%
Indices [5]	941	816	15%
Total segment operating profit	5,018	4,435	13%
Corporate Unallocated expense [6]	(242)	(195)	(24)%
Equity in income on unconsolidated subsidiaries [7]	28	31	(6)%
Total operating profit	$4,804	$4,271	12%
1 2025 includes employee severance charges of $44 million, acquisition-related costs of $12 million, Executive Leadership Team transition costs of $5 million, disposition-related costs of $6 million and a gain on disposition of $3 million. 2024 includes a gain on disposition of $21 million, employee severance charges of $35 million, IHS Markit merger costs of $30 million and a net acquisition-related benefit of $8 million. 2025 and 2024 include amortization of intangibles from acquisitions of $443 million and $439 million, respectively.
2    2025 includes legal costs of $39 million and employee severance charges of $10 million. 2024 includes legal costs of $20 million, a statutorily required bonus accrual adjustment of $6 million and employee severance charges of $2 million. 2025 and 2024 include amortization of intangibles from acquisitions of $5 million and $11 million, respectively.

3 2025 includes employee severance charges of $10 million. 2024 includes IHS Markit merger costs of $12 million, employee severance charges of $4 million, an asset write-off of $1 million and disposition-related costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $98 million and $97 million, respectively.
4    2025 includes employee severance charges of $11 million, an Executive Leadership Team transition benefit of $4 million, a legal settlement recovery of $3 million and acquisition related costs of $1 million. 2024 includes employee severance charges of $7 million, IHS Markit merger costs of $2 million and acquisition-related costs of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $228 million and $227 million.
5    2025 includes employee severance charges of $1 million and acquisition related costs of $1 million. 2024 includes IHS Markit merger costs of $4 million, a loss on disposition of $1 million and employee severance charges of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $27 million.
6    2025 includes employee severance charges of $28 million, Executive Leadership Team transition costs of $22 million, disposition-related costs of $6 million, lease impairments of $14 million, acquisition-related costs of $24 million, legal costs of $3 million and an asset write-off of $1 million. 2024 includes IHS Markit merger costs of $54 million, acquisition-related costs of $10 million, disposition-related costs of $3 million, employee severance charges of $2 million, a gain on disposition of $2 million, recovery of lease-related costs of $1 million and an asset write-off of $1 million. 2025 and 2024 include amortization of intangibles from acquisitions of $2 million.
7    2025 and 2024 include amortization of intangibles from acquisitions of $40 million and $42 million, respectively.

Segment Operating Profit — Segment operating profit increased 13% as compared to 2024. Excluding the impact of a higher gain on dispositions in 2024 of 1 percentage point, higher employee severance charges in 2025 of 1 percentage point, legal costs in 2025 of 1 percentage point and higher acquisition-related costs in 2025 of 1 percentage point, partially offset by IHS Markit merger costs in 2024 of 3 percentage points, segment operating profit increased 12%. The increase was primarily due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 24% compared to 2024. Excluding the impact of higher employee severance charges in 2025 of 10 percentage points, Executive Leadership Team transition costs in 2025 of 9 percentage points, higher acquisition-related costs in 2025 of 6 percentage points, lease impairments in 2025 of 6 percentage points, disposition-related costs in 2025 of 1 percentage point, legal costs in 2025 of 1 percentage point and a gain on disposition in 2024 of 1 percentage point, partially offset by IHS merger costs in 2024 of 21 percentage points, Corporate Unallocated expense increased 11% primarily due to higher compensation costs in 2025 and disposition-related income in 2024.

Equity in Income on Unconsolidated Subsidiaries — As of September 30, 2025, the Company holds an investment in a 50/50 joint venture arrangement with shared control with CME Group that combines each company’s post-trade services into a joint venture, OSTTRA. The joint venture provides trade processing and risk mitigation operations and incorporates CME’s optimization businesses (Traiana, TriOptima, and Reset) and the Company’s MarkitSERV business. The combination is intended to increase operating efficiencies of both businesses to more effectively service clients with enhanced platforms and services for OTC markets across interest rate, FX, equity, and credit asset classes. Equity in Income on Unconsolidated Subsidiaries includes the OSTTRA joint venture. Equity in Income on Unconsolidated Subsidiaries was $28 million for the nine months ended September 30, 2025 compared to $31 million for the nine months ended September 30, 2024.

On October 10, 2025, the Company and CME Group completed the sale of OSTTRA to Kohlberg Kravis Roberts & Co. (“KKR”), a leading global investment firm. The terms of the deal for OSTTRA equaled total enterprise value at $3.1 billion, subject to customary purchase price adjustments, which will be divided evenly between the Company and CME Group pursuant to the 50/50 joint venture. We received proceeds from the sale of $1.5 billion in cash, subject to purchase price adjustments, which we expect to result in approximately $1.4 billion of after-tax proceeds. We anticipate the sale to result in a pre-tax gain of approximately $270 million ($180 million after-tax) for the Company, including the impact of accumulated other comprehensive income related to our investment.

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

Other Income, net

Other income, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $2 million for the three months ended September 30, 2025 compared to other expense, net of $2 million for the three months ended September 30, 2024 due to higher losses on our mark-to-market investments in 2024. Other income, net was $25 million for the nine months ended September 30, 2025 compared to $10 million for the nine months ended September 30, 2024 primarily due to gains on our mark-to-market investments in 2025 compared to losses in 2024.

Interest Expense, net

Interest expense, net increased compared to the three months ended September 30, 2024 and nine months ended September 30, 2024 primarily due to an increase in interest expense related to uncertain tax liabilities, partially offset by higher interest income from invested cash due to a more favorable interest rate environment combined with a benefit from our net investment hedge program.

Provision for Income Taxes

The effective income tax rate was 20.8% and 21.8% for the three and nine months ended September 30, 2025, respectively and 23.0% and 21.1% for the three and nine months ended September 30, 2024, respectively. The higher rate for the three months ended September 30, 2024 was primarily due to the tax charge on divestitures and change in the profit mix. The lower rate for the nine months ended September 30, 2024 was primarily due to a combination of discrete adjustments.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, as well as modifying certain international tax provisions. We do not anticipate material impact to our 2025 financial statements as a result of the enacted OBBBA provisions.

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

On October 15, 2025, we entered into an agreement to acquire With Intelligence from Motive Partners for $1.8 billion. With Intelligence is expected to be integrated into our Market Intelligence segment. Combining With Intelligence's proprietary data, benchmarks and workflow solutions with S&P Global’s trusted expertise and brand in private markets intelligence and analytics, the company will create one of the most comprehensive data offerings for alternatives and private markets participants. The transaction is expected to close in 2025, or early 2026, subject to customary closing conditions, including receipt of certain regulatory approvals.
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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$1,236	$1,162	6%	$3,653	$3,459	6%

Subscription revenue	$1,035	$981	5%	$3,045	$2,893	5%
Recurring variable revenue	$158	$142	11%	$467	$430	8%
Non-subscription revenue	$43	$39	13%	$141	$136	4%
% of total revenue:
Subscription revenue	84%	85%		83%	84%
Recurring variable revenue	13%	12%		13%	12%
Non-subscription revenue	3%	3%		4%	4%

U.S. revenue	$732	$691	6%	$2,178	$2,068	5%
International revenue	$504	$471	7%	$1,475	$1,391	6%
% of total revenue:
U.S. revenue	59%	59%		60%	60%
International revenue	41%	41%		40%	40%

Operating profit [1]	$277	$230	20%	$756	$649	16%
Operating margin %	22%	20%		21%	19%
1 Operating profit for the three and nine months ended September 30, 2025 includes employee severance charges of $11 million and $44 million, respectively, acquisition-related costs of $2 million and $12 million, respectively, disposition-related costs of $4 million and $6 million, respectively and Executive Leadership Team transition costs of $1 million and $5 million, respectively. Operating profit for the nine months ended September 30, 2025 includes a gain on disposition of $3 million. Operating profit for the three and nine months ended September 30, 2024 includes a gain on disposition of $21 million and IHS Markit merger costs of $10 million and $30 million, respectively. Operating profit for the nine months ended September 30, 2024 includes employee severance charges of $35 million and a net acquisition-related benefit of $8 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $146 million and $151 million for the three months ended September 30, 2025 and 2024, respectively, and $443 million and $439 million for the nine months ended September 30, 2025 and 2024, respectively.

Three Months
Revenue increased 6% primarily due to subscription revenue growth in Data, Analytics & Insights, growth for work flow solutions in Enterprise Solutions, and growth in RatingsXpress® and RatingsDirect®, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 20%. Excluding the impact of a gain on disposition in 2024 of 2 percentage points and higher employee severance charges in 2025 of 1 percentage point, partially offset by IHS merger costs in 2024 of 1 percentage point, operating profit increased 18% primarily due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases and an increase in strategic investments. Foreign exchange rates had a favorable impact of 2 percentage points.

Nine Months

Revenue increased 6% primarily due to subscription revenue growth in Data, Analytics & Insights which was favorably impacted by the acquisition of Visible Alpha in May of 2024, growth for work flow solutions in Enterprise Solutions, and growth in RatingsXpress® and RatingsDirect®, partially offset by the unfavorable impact of the sale of Fincentric in August of 2024. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 16%. Excluding the impact of a gain on disposition in 2024 of 3 percentage points, higher net acquisition-related costs in 2025 of 2 percentages points, higher disposition-related costs in 2025 of 1 percentage point, higher employee severance charges in 2025 of 1 percentage point and higher amortization of intangibles from acquisitions in 2025 of 1 percentage point, partially offset by IHS merger costs in 2024 of 4 percentage points, operating profit increased 12% primarily due to revenue growth and lower outside services expenses, partially offset by higher compensation costs driven by annual merit increases and additional headcount and expenses associated with the acquisition of Visible Alpha. Foreign exchange rates had a favorable impact of 1 percentage point.

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

On September 24, 2025, Crisil, included within our Ratings segment, agreed to acquire McKinsey PriceMetrix Co., a leading provider of performance benchmarking and data-driven insights for the wealth management industry. This acquisition expands Crisil’s benchmarking offerings across the Wealth Management value chain. The transaction is expected to be completed over the coming months, subject to customary closing conditions. The proposed acquisition is not expected to be material to our consolidated financial statements.

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $44 million and $128 million for the three and nine months ended September 30, 2025, respectively and $41 million and $120 million for the three and nine months ended September 30, 2024, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$1,240	$1,110	12%	$3,537	$3,307	7%

Transaction revenue	$668	$597	12%	$1,885	$1,804	4%
Non-transaction revenue	$572	$513	12%	$1,652	$1,503	10%
% of total revenue:
Transaction revenue	54%	54%		53%	55%
Non-transaction revenue	46%	46%		47%	45%

U.S. revenue	$729	$644	13%	$2,051	$1,900	8%
International revenue	$511	$466	10%	$1,486	$1,407	6%
% of total revenue:
U.S. revenue	59%	58%		58%	57%
International revenue	41%	42%		42%	43%

Operating profit [1]	$819	$676	21%	$2,291	$2,080	10%
Operating margin %	66%	61%		65%	63%
1Operating profit for the three and nine months ended September 30, 2025 includes legal costs of $12 million and $39 million, respectively. Operating profit for the nine months ended September 30, 2025 includes employee severance charges $10 million. Operating profit for the three and nine months ended September 30, 2024 includes a statutorily required bonus accrual adjustment of $6 million. Operating profit for the nine months ended September 30, 2024 includes legal costs of $20 million and employee severance charges of $2 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $1 million and $2 million, respectively for the three months ended September 30, 2025 and 2024, and $5 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.

Three Months
Revenue increased 12%, with a favorable impact from foreign exchange rates of 2 percentage points. Transaction revenue increased primarily due to growth in corporate bond ratings revenue and structured finance revenue driven by increases in issuance volumes. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 21%. Excluding the impact of higher legal costs in 2025 of 1 percentage point, operating profit increased 22% due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of 2 percentage points.

Nine Months

Revenue increased 7%, with a favorable impact from foreign exchange rates of 1 percentage point. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. Transaction revenue increased due to higher corporate bond ratings revenue, partially offset by lower bank loan ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 10%. Excluding the impact of higher legal costs in 2025 of 1 percentage point, operating profit increased 11% primarily due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the periods ended September 30:

	Three Months			Nine Months
(in billions)	2025	2024	% Change	2025	2024	% Change
Investment-grade billed issuance*	$392	$395	(1)%	$1,261	$1,242	2%
High-yield billed issuance *	$185	$129	44%	$446	$383	16%
Other billed issuance **	$563	$481	17%	$1,533	$1,435	7%
Total billed issuance	$1,140	$1,004	13%	$3,240	$3,060	6%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
Third quarter billed issuance was up due to increases in high yield and structured finance. Tightening borrowing spreads drove refinancing in high yield. Structured finance billed issuance increases were driven primarily by new CLO issuance.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$556	$522	6%	$1,722	$1,597	8%

Subscription revenue	$507	$478	6%	$1,493	$1,387	8%
Sales usage-based royalties	$31	$26	19%	$90	$77	17%
Non-subscription revenue	$18	$18	(1)%	$139	$133	5%
% of total revenue:
Subscription revenue	91%	92%		87%	87%
Sales usage-based royalties	6%	5%		5%	5%
Non-subscription revenue	3%	3%		8%	8%

U.S. revenue	$195	$192	1%	$671	$634	6%
International revenue	$361	$330	9%	$1,051	$963	9%
% of total revenue:
U.S. revenue	35%	37%		39%	40%
International revenue	65%	63%		61%	60%

Operating profit [1]	$235	$211	11%	$723	$643	13%
Operating margin %	42%	40%		42%	40%
1Operating profit for the nine months ended September 30, 2025 includes employee severance charges of $10 million. Operating profit for the three and nine months ended September 30, 2024 includes employee severance charges of $4 million and IHS Markit merger costs of $2 million and $12 million, respectively. Operating profit for the nine months ended September 30, 2024 includes an asset write-off of $1 million and disposition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $32 million for the three months ended September 30, 2025 and 2024, and $98 million and $97 million for the nine months ended September 30, 2025 and 2024, respectively.

Three Months

Revenue increased 6% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors. The Energy & Resources Data & Insights, Price Assessments and Advisory & Transactional Services businesses contributed to revenue growth in the third quarter of 2025. Revenue at the Upstream Data & Insights business decreased in the third quarter of 2025 due to increased cancellations and lower one-time transactional sales. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 11%. Excluding the impact of higher employee severance charges in 2024 of 3 percentage points and IHS Markit merger costs in 2024 of 1 percentage points, operating profit increased 7%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount and investment in strategic initiatives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months

Revenue increased 8% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and an increase in conference revenue driven by increased attendance at CERAWeek in 2025. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors also contributed to revenue growth. All four business lines contributed to revenue growth in the first nine months of 2025 with the Energy & Resources Data & Insights and Price Assessments businesses being the most significant drivers, followed by the Advisory & Transactional Services and Upstream Data & Insights businesses. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 13%. Excluding the impact of IHS Markit merger costs in 2024 of 5 percentage points, partially offset by higher employee severance charges in 2025 of 2 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, investment in strategic initiatives and expenses associated with the acquisition of World Hydrogen Leaders. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

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

Mobility’s revenue is generated primarily through the following sources:

•Subscription revenue — Mobility’s core information products provide critical information and insights to all global OEMs, most of the world’s leading suppliers, and the majority of North American dealerships. Mobility operates across both the new and used car markets. Mobility provides data and insight on future vehicles sales and production, including detailed forecasts on technology and vehicle components; supplies car makers and dealers with market reporting products, predictive analytics and marketing automation software; and supports dealers with vehicle history reports, used car listings and service retention services. Mobility also sells a range of services to financial institutions, to support their marketing, insurance underwriting and claims management activities; and
•Non-subscription revenue — transactional sales of data that are non-cyclical in nature – and that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity – as well as consulting and advisory services.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$445	$412	8%	$1,303	$1,198	9%

Subscription revenue	$362	$331	9%	$1,062	$966	10%
Non-subscription revenue	$83	$81	2%	$241	$232	4%
% of total revenue:
Subscription revenue	81%	80%		81%	81%
Non-subscription revenue	19%	20%		19%	19%

U.S. revenue	$367	$338	9%	$1,081	$986	10%
International revenue	$78	$74	4%	$221	$212	4%
% of total revenue:
U.S. revenue	82%	82%		83%	82%
International revenue	18%	18%		17%	18%

Operating profit [1]	$117	$97	21%	$307	$247	24%
Operating margin %	26%	23%		24%	21%

1 Operating profit for the three and nine months ended September 30, 2025 includes employee severance charges of $6 million and $11 million, respectively, an Executive Leadership Team transition benefit of $4 million, a legal settlement recovery of $3 million and acquisition-related costs of $1 million. Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $1 million and $2 million, respectively. Operating profit for the nine months ended September 30, 2024 includes employee severance charges of $7 million and acquisition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended September 30, 2025 and 2024, and $228 million and $227 million for the nine months ended September 30, 2025 and 2024, respectively.

Three Months
Revenue increased 8% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business and strong underwriting volumes and market share growth within the Financial business. Additionally, the Dealer and Financial businesses were favorably impacted by improved contract terms. Non-subscription revenue was unfavorably impacted by the tightening of Manufacturing businesses’ discretionary budgets due to market conditions around tariffs and uncertainty around EV adoption; together with lower recall activity. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 21%. Excluding the impact of an Executive Leadership Team transition benefit in 2025 of 23 percentage points, a legal settlement recovery in 2025 of 16 percentage points and IHS Markit merger costs in 2024 of 5 percentage points, partially offset by higher employee severance costs in 2025 of 31 percentage points and higher acquisition-related costs in 2025 of 3 percentage points, operating profit increased 11%. The increase was primarily driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount and an increase in advertising and promotion costs. Foreign exchange rates had a favorable impact of 4 percentage points.

Nine Months
Revenue increased 9% primarily due to growth within the Dealer and Financial businesses driven by continued new business growth within the Dealer business, strong underwriting volumes and market share growth within the Financial business. Additionally, the Dealer and Financial businesses were favorably impacted by favorably impacted by improved contract terms. Non-subscription revenue was unfavorably impacted by the tightening of Manufacturing businesses’ discretionary budgets due to market conditions around tariffs and uncertainty around EV adoption; together with lower recall activity. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 24%. Excluding the impact of an Executive Leadership Team transition benefit in 2025 of 11 percentage points, a legal settlement recovery in 2025 of 8 percentage points and IHS Markit merger costs in 2024 of 6 percentage points, partially offset by higher employee severance costs in 2025 of 11 percentage points and higher amortization of intangibles from acquisitions in 2025 of 1 percentage point, operating profit increased 11%. The increase was primarily driven by revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, an increase in advertising and promotion costs and an increase in strategic investments. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

On October 1, 2025, we completed the acquisition of ARC Research, a subsidiary of ARC Group, the leading independent provider of investment performance data, benchmarking capabilities and insights in the private wealth market. The acquisition is part of our Indices segment and expands our capabilities to deliver innovative, high-quality benchmarks and data solutions tailored to the evolving needs of wealth managers, private banks, and financial advisers. The acquisition of ARC Research is not expected to be material to our consolidated financial statements.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2025	2024	% Change	2025	2024	% Change
Revenue	$462	$416	11%	$1,352	$1,193	13%

Asset-linked fees	$303	$266	14%	$876	$756	16%
Subscription revenue	$82	$74	10%	$237	$218	9%
Sales usage-based royalties	$77	$76	1%	$239	$219	9%
% of total revenue:
Asset-linked fees	65%	64%		65%	63%
Subscription revenue	18%	18%		17%	18%
Sales usage-based royalties	17%	18%		18%	19%

U.S. revenue	$372	$339	10%	$1,087	$970	12%
International revenue	$90	$77	16%	$265	$223	19%
% of total revenue:
U.S. revenue	81%	81%		80%	81%
International revenue	19%	19%		20%	19%

Operating profit [1]	$317	$282	12%	$941	$816	15%
Less: net operating profit attributable to noncontrolling interests	83	70		238	208
Net operating profit	$234	$212	11%	$703	$608	16%
Operating margin %	69%	68%		70%	68%
Net operating margin %	51%	51%		52%	51%

1 Operating profit for the three and nine months ended September 30, 2025 includes employee severance charges of $1 million and acquisition-related costs of $1 million. Operating profit for the three and nine months ended September 30, 2024 includes IHS Markit merger costs of $1 million and $4 million, respectively. Operating profit for the nine months ended September 30, 2024 includes a loss on disposition of $1 million and employee severance charges of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $9 million for the three months ended September 30, 2025 and 2024 and $27 million for the nine months ended September 30, 2025 and 2024.

Three Months
Revenue at Indices increased 11% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds and higher data subscription revenue. Ending AUM for ETFs increased 24% to $5.172 trillion compared to September 30, 2024 and average levels of AUM for ETFs increased 26% to $4.937 trillion compared to the three months ended September 30, 2024. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 12% due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases, and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months
Revenue at Indices increased 13% primarily due to an increase in asset linked fees revenue driven by higher levels of AUM for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. Ending AUM for ETFs increased 24% to $5.172 trillion compared to September 30, 2024 and average levels of AUM for ETFs increased 25% to $4.592 trillion compared to the nine months ended September 30, 2024. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 15%. Excluding the impact of IHS Markit merger costs in 2024 of 1 percentage point, operating profit increased 14% due to revenue growth and decreased incentive costs, partially offset by higher compensation costs driven by annual merit increases, and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,672 million as of September 30, 2025, an increase of $6 million from December 31, 2024.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2025	2024	% Change
Net cash provided by (used for):
Operating activities	$3,903	$3,949	(1)%
Investing activities	$(232)	$(262)	(11)%
Financing activities	$(3,728)	$(3,280)	14%

In the first nine months of 2025, free cash flow decreased $125 million to $3,520 million compared to $3,645 million in the first nine months of 2024. The decrease is primarily due to a decrease in operating activities as discussed below and an increase in cash used for capital expenditures and distributions to noncontrolling interest holders. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities decreased $46 million to $3,903 million for the first nine months of 2025 compared to 2024. This is primarily attributable to higher compensation payments in 2025, higher tax payments in 2025 and proceeds received from the termination of interest rate swaps in 2024, partially offset by higher operating results in 2025.

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

Cash used for investing activities decreased to $232 million for the first nine months of 2025 compared to $262 million in the first nine months of 2024, primarily due to higher cash paid for acquisitions in 2024, partially offset by higher proceeds from dispositions in 2024, higher capital expenditures and cash paid for short- term investments in 2025.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt.

Cash used for financing activities increased $448 million to $3,728 million for the first nine months of 2025. The increase is primarily attributable to an increase in cash used for share repurchases in 2025.

During the nine months ended September 30, 2025, we purchased a total of 4.3 million shares for $2.5 billion of cash. During the nine months ended September 30, 2024, we purchased a total of 3.8 million shares for $2 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of September 30, 2025, and December 31, 2024, we had no outstanding commercial paper.

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

The only financial covenant in our credit facility is a requirement that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this ratio has never been exceeded.

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
Summarized results of operations for the periods ended September 30, 2025 are as follows:

(in millions)	Three Months	Nine Months
Revenue	$1,173	$3,333
Operating Profit	879	2,463
Net Income	565	1,873
Net income attributable to S&P Global Inc.	565	1,873

Summarized balance sheet information as of September 30, 2025 and December 31, 2024 is as follows:

(in millions)	September 30,	December 31,
	2025	2024
Current assets (excluding intercompany from Non-Obligor Group)	$1,031	$1,400
Non-current assets	766	782
Current liabilities (excluding intercompany to Non-Obligor Group)	361	339
Non-current liabilities	11,467	11,541
Intercompany payables to Non-Obligor Group	17,698	16,100

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

(in millions)	2025	2024	% Change
Cash provided by operating activities	$3,903	$3,949	(1)%
Capital expenditures	(149)	(91)
Distributions to noncontrolling interest holders	(234)	(213)
Free cash flow	$3,520	$3,645	(3)%

(in millions)	2025	2024	% Change
Cash used for investing activities	(232)	(262)	(11)%
Cash used for financing activities	(3,728)	(3,280)	14%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2025 and December 31, 2024, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of September 30, 2025 and December 31, 2024, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the third quarter of 2025, we received 1.9 million shares, which included 0.2 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on May 6, 2025. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of September 30, 2025, 7.4 million shares remained under the 2022 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2022 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2025 pursuant to the 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2025	673	$529.32	—	9.3	million
August 1 — August 31, 2025 [1,2]	1,936,267	518.67	1,934,613	7.4	million
September 1 — September 30, 2025	1,117	539.64	—	7.4	million
Total — Quarter [1,2]	1,938,057	$518.81	1,934,613	7.4	million

1 Includes 0.2 million shares received from the conclusion of our ASR agreement that we entered into on May 6, 2025.

2 Includes 1.7 million shares received from the initiation of our ASR agreement that we entered into on August 12, 2025. Average price paid per share information does not include this accelerated share repurchase transaction.
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

During the third quarter of 2025, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Commodity Insights provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran. The Company will continue to monitor such activities closely. During the third quarter of 2025, the Company recorded de minimis revenue and net profit attributable to the Commodity Insights transactions and dealings described above. The Company attributes a de minimis amount of revenue and net profit to the data sourced from Iran by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the third quarter of 2025.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*
Dual Signature Separation Agreement, dated as of July 29, 2025, between IHS Markit UK Services Limited and Edouard Tavernier, incorporated by reference from the Registrant's Form 10-Q filed August 1, 2025

(10.2)*	Seventh Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of October 1, 2025

(10.3)*	Eighth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of October 1, 2025

(10.4)*	Amendment No. 3 to Registrant's 401(k) Savings and Profit Sharing Plan Supplement, as amended and restated as of January 1, 2023, effective as of October 1, 2025

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*These exhibits relate to management contracts or compensatory plan arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	October 30, 2025	By:	/s/ Eric W. Aboaf
Eric W. Aboaf
Executive Vice President and Chief Financial Officer

Date:	October 30, 2025	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Chief Accounting Officer