Form 10-Q
period 2026-03-31
S&P Global Inc.
filed 2026-04-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 24, 2026 (latest practicable date), 296.0 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of March 31, 2026, the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2026 and 2025, the related consolidated statements of cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 10, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
April 28, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2026	2025
Revenue	$4,171	$3,777
Expenses:
Operating-related expenses	1,235	1,153
Selling and general expenses	802	764
Depreciation	31	25
Amortization of intangibles	276	268
Total expenses	2,344	2,210
Gain on dispositions	(175)	—
Equity in income on unconsolidated subsidiaries	—	(11)
Operating profit	2,002	1,578
Other (income) expense, net	(2)	4
Interest expense, net	96	78
Income before taxes on income	1,908	1,496
Provision for taxes on income	404	325
Net income	1,504	1,171
Less: net income attributable to noncontrolling interests	(109)	(81)
Net income attributable to S&P Global Inc.	$1,395	$1,090

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$4.69	$3.55
Diluted	$4.69	$3.54
Weighted-average number of common shares outstanding:
Basic	297.3	307.3
Diluted	297.6	307.7

Actual shares outstanding at period end	296.0	306.7
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2026	2025
Net income	$1,504	$1,171
Other comprehensive income:
Foreign currency translation adjustments	(14)	33
Income tax effect	(18)	19
	(32)	52

Pension and other postretirement benefit plans	2	1
Income tax effect	—	—
	2	1

Unrealized (loss) gain on cash flow hedges	(9)	5
Income tax effect	—	(1)
	(9)	4

Comprehensive income	1,465	1,228
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(9)	(4)
Less: comprehensive income attributable to redeemable noncontrolling interests	(100)	(77)
Comprehensive income attributable to S&P Global Inc.	$1,356	$1,147

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,810	$1,745
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts: 2026 - $53; 2025 - $50	3,493	3,441
Prepaid and other current assets	889	914
Assets held for sale	128	196
Total current assets	6,320	6,296
Property and equipment, net of accumulated depreciation: 2026 - $871; 2025 - $861	261	278
Right of use assets	388	413
Goodwill	36,357	36,475
Other intangible assets, net	15,977	16,271
Equity investments in unconsolidated subsidiaries	605	603
Other non-current assets	884	864
Total assets	$60,792	$61,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$510	$610
Accrued compensation and contributions to retirement plans	439	988
Short-term debt	2,697	718
Income taxes currently payable	482	180
Unearned revenue	3,980	4,088
Other current liabilities	1,200	1,010
Liabilities held for sale	27	43
Total current liabilities	9,335	7,637
Long-term debt	10,621	12,370
Lease liabilities — non-current	458	494
Pension and other postretirement benefits	176	178
Deferred tax liability — non-current	3,226	3,262
Other non-current liabilities	771	1,107
Total liabilities	24,587	25,048
Redeemable noncontrolling interests (Note 8)	4,917	4,917
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2026 and 2025 415 million shares	415	415
Additional paid-in capital	44,507	44,117
Retained income	24,804	23,666
Accumulated other comprehensive loss	(736)	(697)
Less: common stock in treasury	(37,817)	(36,374)
Total equity — controlling interests	31,173	31,127
Total equity — noncontrolling interests	115	108
Total equity	31,288	31,235
Total liabilities and equity	$60,792	$61,200

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net income	$1,504	$1,171
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31	25
Amortization of intangibles	276	268
Provision for losses on accounts receivable	15	8
Deferred income taxes	(50)	(63)
Stock-based compensation	39	47
Gain on dispositions	(175)	—
Other	6	61
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(131)	(222)
Prepaid and other current assets	1	12
Accounts payable and accrued expenses	(646)	(678)
Unearned revenue	(76)	181
Other current liabilities	(29)	(58)
Net change in prepaid/accrued income taxes	314	225
Net change in other assets and liabilities	(42)	(24)
Cash provided by operating activities	1,037	953
Investing Activities:
Capital expenditures	(27)	(43)
Acquisitions, net of cash acquired	(12)	(13)
Proceeds from dispositions, net	345	—
Changes in short-term investments	(15)	(23)
Cash provided by (used for) investing activities	291	(79)
Financing Activities:
Additions to short-term debt, net	236	—
Payments on senior notes	(3)	(4)
Dividends paid to shareholders	(288)	(295)
Distributions to noncontrolling interest holders	(91)	(94)
Repurchase of treasury shares	(1,000)	(650)
Employee withholding tax on share-based payments, contingent consideration payments and other	(91)	(60)
Cash used for financing activities	(1,237)	(1,103)
Effect of exchange rate changes on cash	(26)	32
Net change in cash, cash equivalents, and restricted cash	65	(197)
Cash, cash equivalents, and restricted cash at beginning of period	1,745	1,666
Cash, cash equivalents, and restricted cash at end of period	$1,810	$1,469

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended March 31, 2026
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	$415	$44,117	$23,666	$(697)	$36,374	$31,127	$108	$31,235
Comprehensive income [1]			1,395	(39)		1,356	9	1,365
Dividends (Dividend declared per common share — $0.97 per share)			(288)			(288)		(288)
Share repurchases, including excise tax		500			1,512	(1,012)		(1,012)
Employee stock plans		(110)			(69)	(41)		(41)
Change in redemption value of redeemable noncontrolling interests			31			31		31
Other						—	(2)	(2)
Balance as of March 31, 2026	$415	$44,507	$24,804	$(736)	$37,817	$31,173	$115	$31,288

Three Months Ended March 31, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	$415	$44,321	$20,977	$(883)	$31,671	$33,159	$97	$33,256
Comprehensive income [1]			1,090	57		1,147	4	1,151
Dividends (Dividend declared per common share — $0.96 per share)			(295)			(295)		(295)
Share repurchases, including excise tax		65			722	(657)		(657)
Employee stock plans		(27)			(17)	(10)		(10)
Change in redemption value of redeemable noncontrolling interests			27			27		27
Other						—	1	1
Balance as of March 31, 2025	$415	$44,359	$21,799	$(826)	$32,376	$33,371	$102	$33,473

1Excludes comprehensive income of $100 million and $77 million for the three months ended March 31, 2026 and 2025, respectively, attributable to our redeemable noncontrolling interests.

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Basis of Presentation

S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) is a global, diversified, and highly differentiated provider of benchmarks, data, analytics and workflow solutions in the global capital, energy and commodity, and automotive markets.

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
On April 29, 2025, we announced that our Board of Directors decided to pursue a full separation of our Mobility segment, creating a new publicly traded company. The name of the new publicly traded company, Mobility Global Inc., will be effective on day one of the separation. The transaction, which would be implemented through the spin-off of shares of the new company to S&P Global shareholders, is expected to be tax-free for U.S. federal income tax purposes for S&P Global shareholders and is expected to be completed mid-2026, subject to the satisfaction of customary legal and regulatory requirements and approvals.
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2025 (our “Form 10-K”).

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

We had no restricted cash included in our consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2026 and December 31, 2025, contract assets were $107 million and $89 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at March 31, 2026 compared to December 31, 2025 is primarily driven by $1.8 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.7 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $349 million as of March 31, 2026 and December 31, 2025, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 2 to 5 years. The expense is recorded within selling and general expenses in the consolidated statements of income.

We expense sales commissions when incurred if the benefit of those costs is one year or less. These costs are recorded within selling and general expenses in the consolidated statements of income.

Equity in Income on Unconsolidated Subsidiaries

On October 10, 2025, the Company and CME Group completed the sale of OSTTRA, an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture.

Other (Income) Expense, net

The components of other (income) expense, net for the three months ended March 31 are as follows:

(in millions)	2026	2025
Other components of net periodic benefit cost	$(4)	$(6)
Net loss from investments	2	10
Other (income) expense, net	$(2)	$4

2.    Acquisitions and Divestitures

On April 24, 2026, we entered into a definitive agreement to sell Energy’s geoscience and petroleum engineering software portfolio to SLB, a global technology company driving energy innovation across more than 100 countries. This portfolio of subsurface and engineering software, widely used by U.S. onshore and unconventional operators, includes Kingdom Software, Petra, Harmony Enterprise, Analytics Explorer, SubPUMP, Power Tools, FieldDIRECT, Piper, WellTest, and The Element Platform, together with associated business services. The assets and liabilities of Energy's geoscience and petroleum engineering software portfolio were classified as held for sale in our consolidated balance sheet as of March 31, 2026. This transaction is expected to close in the second half of 2026 or early 2027. The anticipated divestiture of Energy's geoscience and petroleum engineering software portfolio is not expected to have a material impact to our consolidated financial statements.

Acquisitions

On March 18, 2026, we completed the acquisition of Enertel AI Corporation, a company specializing in AI and machine learning-driven short-term power price forecasting for North American electricity markets. The acquisition is part of our Energy segment. With the addition of Enertel AI Corporation, Energy now delivers real-time, AI-powered nodal price forecasts and decision tools that physical power traders, utilities and asset operators rely on to navigate the rapidly evolving grid. The acquisition of Enertel AI Corporation is not material to our consolidated financial statements.

During the three months ended March 31, 2025, we did not complete any material acquisitions.

Divestitures

During the three months ended March 31, 2026, we recorded a pre-tax gain of $175 million related to the following dispositions:

•On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the three months ended March 31, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.

•In March of 2026, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of OSTTRA in October of 2025.

During the three months ended March 31, 2025, we did not complete any material dispositions.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	March 31,	December 31,
	2026 [1]	2025 [1]
Accounts receivable, net	$51	$34
Property and equipment, net	8	8
Goodwill	69	141
Other non-current assets	—	13
Assets held for sale	$128	$196

Accounts payable	$2	$9
Unearned revenue	25	34
Liabilities held for sale	$27	$43
1 Assets and liabilities held for sale relate to the anticipated divestiture of Energy’s geoscience and petroleum engineering software portfolio and the divestitures of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment as of March 31, 2026 and December 31, 2025, respectively. Additionally, assets held for sale include fixed assets related to our intent to sell our facility in Centennial, Colorado as of March 31, 2026 and December 31, 2025.
3.    Income Taxes

The effective income tax rate was 21.2% and 21.7% for the three months ended March 31, 2026 and March 31, 2025, respectively. The lower rate for the three months ended March 31, 2026 was primarily due to a combination of discrete adjustments including lower tax on non-US divestitures due to local exemption.

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

The Company is subject to tax examinations in various jurisdictions. As of March 31, 2026 and December 31, 2025, the total amount of federal, state and local, and foreign unrecognized tax benefits was $320 million and $322 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2026 and December 31, 2025, we had $86 million and $79 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	March 31, 2026	December 31, 2025
4.0% Senior Notes, due 2026 [1]	—	3
2.95% Senior Notes, due 2027 [2]	499	499
2.45% Senior Notes, due 2027 [3]	1,247	1,246
4.75% Senior Notes, due 2028 [4]	781	784
4.25% Senior Notes, due 2029 [5]	988	991
2.5% Senior Notes, due 2029 [6]	498	498
2.95% Sustainability-Linked Senior Notes, due 2029 [7]	1,241	1,241
1.25% Senior Notes, due 2030 [8]	596	596
4.25% Senior Notes, due 2031 [9]	596	595
2.90% Senior Notes, due 2032 [10]	1,480	1,480
5.25% Senior Notes, due 2033 [11]	744	744
4.80% Senior Notes, due 2035 [12]	396	396
6.55% Senior Notes, due 2037 [13]	291	291
4.5% Senior Notes, due 2048 [14]	273	273
3.25% Senior Notes, due 2049 [15]	591	591
3.70% Senior Notes, due 2052 [16]	976	976
2.3% Senior Notes, due 2060 [17]	683	683
3.9% Senior Notes, due 2062 [18]	487	486
Commercial paper	951	715
Total debt	13,318	13,088
Less: short-term debt including current maturities	2,697	718
Long-term debt	$10,621	$12,370
1     We made a $3 million repayment of our 4.0% Senior Notes in the first quarter of 2026.
2    Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2026, the unamortized debt discount and issuance costs total $1 million.
3    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2026, the unamortized debt discount and issuance costs total $3 million.

4     Interest payments are due semiannually on February 1 and August 1.
5 Interest payments are due semiannually on May 1 and November 1.
6    Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2026, the unamortized debt discount and issuance costs total $2 million.
7    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2026, the unamortized debt discount and issuance costs total $9 million. From and including March 1, 2026, the interest rate payable on Sustainability-Linked Senior Notes due 2029 was increased by 25 basis points (0.25%) per annum, in accordance with the terms of the governing indenture.
8    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2026, the unamortized debt discount and issuance costs total $4 million.
9    Interest payments are due semiannually on January 15 and July 15, beginning on July 15, 2026, and as of March 31, 2026, the unamortized debt discount and issuance costs total $4 million.
10 Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2026, the unamortized debt discount and issuance costs total $20 million.
11 Interest payments are due semiannually on March 15 and September 15, and as of March 31, 2026, the unamortized debt discount and issuance costs total $6 million.
12    Interest payments are due semiannually on June 4 and December 4, beginning on June 4, 2026, and as of March 31, 2026, the unamortized debt discount and issuance costs total $4 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2026, the unamortized debt discount and issuance costs total $2 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2026, the unamortized debt discount and issuance costs total $10 million.
15 Interest payments are due semiannually on June 1 and December 1, and as of March 31, 2026, the unamortized debt discount and issuance costs total $9 million.
16    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2026, the unamortized debt discount and issuance costs total $24 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2026, the unamortized debt discount and issuance costs total $17 million.
18    Interest payments are due semiannually on March 1 and September 1 and as of March 31, 2026, the unamortized debt discount and issuance costs total $13 million.
The fair value of our total debt borrowings was $11.1 billion and $11.3 billion as of March 31, 2026 and December 31, 2025, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of March 31, 2026, and December 31, 2025, we had $951 million and $715 million of outstanding commercial paper, respectively.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. For the three months ended March 31, 2026, we paid a commitment fee of 8 basis points. Our commitment fee and our drawn margin under the credit facility will be reduced by 1 basis point and 5 basis points, respectively, for the approximately year-long period beginning April 6, 2026 as a result of our emissions performance for the year ended December 31, 2025. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant in our credit facility is a requirement that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this ratio has never been exceeded.

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of March 31, 2026 and December 31, 2025, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2026 and twelve months ended December 31, 2025, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of March 31, 2026 and December 31, 2025, the aggregate notional value of these outstanding forward contracts was $1.5 billion. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $3 million and $8 million as of March 31, 2026 and December 31, 2025, respectively. The amount recorded in other current liabilities was $15 million and $6 million as of March 31, 2026 and December 31, 2025, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $20 million for the three months ended March 31, 2026, and a net gain of $49 million for the three months ended March 31, 2025, respectively.

Net Investment Hedges

As of March 31, 2026 and December 31, 2025, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2029, 2030, 2032 and 2033. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion as of March 31, 2026 and December 31, 2025. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $10 million and $14 million for the three months ended March 31, 2026 and 2025, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the three months ended March 31, 2026 and the twelve months ended December 31, 2025, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2028 and the fourth quarter of 2027, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of March 31, 2026, we estimate that $15 million of pre-tax loss related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of March 31, 2026 and December 31, 2025, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $540 million and $574 million, respectively.

Interest Rate Swaps
During the three months ended March 31, 2024, we terminated our interest rate swap contracts with an aggregate notional value of $813 million and received net proceeds of $155 million upon termination. These contracts were designated as cash flow hedges and were scheduled to mature beginning in the first quarter of 2027. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the gain of $155 million was recorded in accumulated other comprehensive loss in our consolidated balance sheet. A portion of the gain is being recognized into interest expense, net over the term related to the issuance of our senior notes in December of 2025 which are scheduled to mature in 2031 and 2035. We recognized interest income of $2 million for the three months ended March 31, 2026.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of March 31, 2026 and December 31, 2025:

(in millions)		March 31,	December 31,
Balance Sheet Location		2026	2025
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$4	$5
Other current liabilities	Foreign exchange forward contracts	$21	$11
Derivatives designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$205	$294
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the three months ended March 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2026	2025		2026	2025
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(8)	$5	Revenue, Selling and general expenses	$(2)	$1
Interest rate swap contracts	$(2)	$—	Interest expense, net	$2	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$88	$(77)	Interest expense, net	$(1)	$(1)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2026	2025
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(5)	$1
Change in fair value, net of tax	(9)	5
Reclassification into earnings, net of tax	2	(1)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(12)	$5

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$99	$99
Change in fair value, net of tax	(1)	—
Reclassification into earnings, net of tax	(2)	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$96	$99

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$(234)	$33
Change in fair value, net of tax	69	(59)
Reclassification into earnings, net of tax	1	1
Net unrealized losses on net investment hedges, net of taxes, end of period	$(164)	$(25)
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2026	2025
Interest cost	17	17
Expected return on assets	(23)	(24)
Amortization of prior service credit / actuarial loss	2	1
Net periodic benefit cost	$(4)	$(6)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2026 and 2025.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2026. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2026 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2026, we contributed $3 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in remaining nine months of 2026.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the three months ended March 31, 2026 and 2025, total stock-based compensation expense related to restricted stock and other stock-based awards was $39 million and $47 million, respectively. During the three months ended March 31, 2026, the Company granted 0.5 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $443.23 per share. Total unrecognized compensation expense related to unvested equity awards as of March 31, 2026 was $318 million, which is expected to be recognized over a weighted average period of 1.8 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2026, 29.6 million shares remained under the 2025 Repurchase Program and the 2022 repurchase program was completed. Our 2025 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company’s share repurchases are accounted for as a cost of the treasury stock transaction, and are included in other current liabilities on our consolidated balance sheets. The amount recorded in other current liabilities was $58 million and $46 million as of March 31, 2026 and December 31, 2025, respectively.

The terms of each ASR agreement entered into during the three months ended March 31, 2026 and 2025, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 12, 2026 [1]	March 12, 2026	2.0	0.3	2.3	$426.70	$1,000
February 19, 2025 [2]	May 6, 2025	1.0	0.3	1.3	$491.12	$650
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and initially received shares valued at 80% of the $1 billion at a price equal to the market price of the Company’s common stock on February 12, 2026. The Company received an initial delivery of 2.0 million shares from the ASR program. We completed the ASR agreement on March 12, 2026 and received an additional 0.3 million shares. The ASR agreement was executed under our 2025 and 2022 Repurchase Programs.
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

During the three months ended March 31, 2026, we received 3.1 million shares, including 0.8 million shares received in February of 2026 related to our December 4, 2025 ASR agreement. During the three months ended March 31, 2026, we purchased a total of 2.3 million shares for $1 billion of cash. During the three months ended March 31, 2025, we received 1.3 million shares, including 0.3 million shares received in February of 2025 related to our October 28, 2024 ASR agreement. During the three months ended March 31, 2025, we purchased a total of 1.0 million shares for $650 million of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interests during the three months ended March 31, 2026 were as follows:

(in millions)
Balance as of December 31, 2025	$4,917
Net income attributable to redeemable noncontrolling interests	100
Distributions payable to redeemable noncontrolling interests	(61)
Redemption value adjustment	(31)
Other [1]	(8)
Balance as of March 31, 2026 [2]	$4,917
1 Includes foreign currency translation adjustments.
2 As of March 31, 2026, $4,914 million relates to our redeemable noncontrolling interest in the Indices business.

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(403)		$(386)		$92		$(697)
Other comprehensive income (loss) before reclassifications	(33)	1	—		(10)		(43)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	1		2	2	1	3	4
Net other comprehensive income	(32)		2		(9)		(39)
Balance as of March 31, 2026	$(435)		$(384)		$83		$(736)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax expense of less than $1 million for the three months ended March 31, 2026. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2026	2025
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$1,395	$1,090

Basic weighted-average number of common shares outstanding	297.3	307.3
Effect of dilutive securities	0.3	0.4
Diluted weighted-average number of common shares outstanding	297.6	307.7

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$4.69	$3.55
Diluted	$4.69	$3.54
We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2026 and 2025, there were no stock options excluded. Restricted performance shares outstanding of 0.5 million and 0.7 million as of March 31, 2026 and 2025, respectively, were excluded.

10.    Restructuring
We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2025 restructuring plan consisted of a company-wide workforce reduction of approximately 1,300 positions and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2026 by segment is as follows:

	2025 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$56	$12
Ratings	17	3
Energy	19	8
Mobility	15	7
Indices	4	3
Corporate	46	16
Total	$157	$49

For the three months ended March 31, 2026, we did not record any restructuring charges. The ending reserve balance for the 2025 restructuring plan was $85 million as of December 31, 2025. For the three months ended March 31, 2026, we have reduced the reserve for the 2025 restructuring plan by $36 million. The ending reserve balance for the 2024 restructuring plan was $4 million and $15 million as of March 31, 2026 and December 31, 2025, respectively. The reductions primarily related to cash payments for employee severance charges.

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

Operating results for the three months ended March 31 are as follows:

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Total
	2026
Revenue from external customers	$1,292	$1,257	$652	$454	$516	$4,171
Intersegment revenue [1]	4	45	—	—	3	52
Revenue	1,296	1,302	652	454	519	4,223
Intersegment elimination						(52)
Total revenue						4,171
Less: segment expenses [2]	860	420	330	272	136	2,018
Less: other segment items [3]	(4)	1	35	89	11	132
Intersegment elimination						(52)
Segment operating profit	$440	$881	$287	$93	$372	$2,073
Corporate Unallocated expense [4]						71
Operating profit						2,002
Other income, net						(2)
Interest expense, net						96
Income before taxes on income						$1,908

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Total
	2025
Revenue from external customers	$1,196	$1,107	$612	$420	$442	$3,777
Intersegment revenue [1]	3	42	—	—	3	48
Revenue	1,199	1,149	612	420	445	3,825
Intersegment elimination						(48)
Total revenue						3,777
Less: segment expenses [2]	805	388	318	258	121	1,890
Less: other segment items [3]	174	4	39	76	9	302
Intersegment elimination						(48)
Segment operating profit	$220	$757	$255	$86	$315	$1,633
Corporate Unallocated expense [4]						66
Equity in income on unconsolidated subsidiaries						(11)
Operating profit						1,578
Other expense, net						4
Interest expense, net						78
Income before taxes on income						$1,496

1    Intersegment revenue primarily relates to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2     The segment expense category for Market Intelligence, Ratings, Energy, Mobility and Indices for 2026 and 2025 primarily include an aggregation of compensation costs, technology costs and strategic investments. The CODM considers actual-to-actual and budget-to-actual variances when making decisions about allocating personnel and capital to the segments; however, the CODM does not receive the individual expense items underlying the overall segment expenses. Variance explanations include segment expenses including compensation costs, technology costs and strategic investments, but the CODM is otherwise not provided, and cannot easily calculate, lower-level expense information.
3     Other segment items for 2026 for each reportable segment primarily include amortization of intangibles from acquisitions, gain on dispositions and certain items primarily including acquisition and disposition-related costs. Other segment items for 2025 for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including employee severance charges, Executive Leadership Team transition costs and acquisition and disposition-related costs.
4 Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses.

The following table presents our revenue disaggregated by revenue type for the three months ended March 31:

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Intersegment Elimination [1]	Total

	2026
Subscription	$1,052	$—	$506	$372	$84	$—	$2,014
Non-subscription / Transaction	75	712	109	82	—	—	978
Non-transaction	—	590	—	—	—	(52)	538
Asset-linked fees	—	—	—	—	339	—	339
Sales usage-based royalties	—	—	37	—	96	—	133
Recurring variable revenue	169	—	—	—	—	—	169
Total revenue	$1,296	$1,302	$652	$454	$519	$(52)	$4,171

Timing of revenue recognition
Services transferred at a point in time	$75	$712	$109	$82	$—	$—	$978
Services transferred over time	1,221	590	543	372	519	(52)	3,193
Total revenue	$1,296	$1,302	$652	$454	$519	$(52)	$4,171

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Intersegment Elimination [1]	Total

	2025
Subscription	$993	$—	$486	$343	$76	$—	$1,898
Non-subscription / Transaction	56	620	97	77	—	—	850
Non-transaction	—	529	—	—	—	(48)	481
Asset-linked fees	—	—	—	—	288	—	288
Sales usage-based royalties	—	—	29	—	81	—	110
Recurring variable revenue	150	—	—	—	—	—	150
Total revenue	$1,199	$1,149	$612	$420	$445	$(48)	$3,777

Timing of revenue recognition
Services transferred at a point in time	$56	$620	$97	$77	$—	$—	$850
Services transferred over time	1,143	529	515	343	445	(48)	2,927
Total revenue	$1,199	$1,149	$612	$420	$445	$(48)	$3,777

1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information as of March 31, 2026 and December 31, 2025 is as follows:

(in millions)	Total Assets
	March 31,	December 31,
	2026	2025
Market Intelligence	$30,975	$31,234
Ratings	1,294	1,137
Energy	8,425	8,543
Mobility	12,905	12,974
Indices	3,437	3,378
Total reportable segments	57,036	57,266
Corporate [1]	3,628	3,738
Assets of held for sale [2]	128	196
Total	$60,792	$61,200
1Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, investments, assets for pension benefits and deferred income taxes.
2Relates to the anticipated divestiture of Energy’s geoscience and petroleum engineering software portfolio and the divestitures of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment as of March 31, 2026 and December 31, 2025, respectively. Additionally, assets held for sale include fixed assets related to our intent to sell our facility in Centennial, Colorado as of March 31, 2026 and December 31, 2025.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2026	2025
U.S.	$2,625	$2,342
European region	895	849
Asia	430	382
Rest of the world	221	204
Total	$4,171	$3,777

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

The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of March 31, 2026 and December 31, 2025:

(in millions)		March 31,	December 31,
Balance Sheet Location		2026	2025
Assets
Right of use assets	Lease right of use assets	$388	$413
Liabilities
Other current liabilities	Current lease liabilities	124	124
Lease liabilities — non-current	Non-current lease liabilities	458	494
The components of lease expense for the three months ended March 31 are as follows:

(in millions)	2026	2025
Operating lease cost	$28	$31
Sublease income	(5)	(3)
Total lease cost	$23	$28

Supplemental information related to leases for the three months ended March 31 are as follows:

(in millions)	2026	2025
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$37	$36

Right of use assets obtained in exchange for lease obligations
Operating leases	14	20

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	4.8	5.3
Weighted-average discount rate	4.24%	4.25%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2026 (Excluding the three months ended March 31, 2026)	$110
2027	135
2028	109
2029	88
2030	65
2031 and beyond	148
Total undiscounted lease payments	$655
Less: Imputed interest	73
Present value of lease liabilities	$582

As of March 31, 2026, the Company has certain lease agreements that have not yet commenced with total estimated future lease payments of $98 million which have been excluded from the table above. These lease agreements relate primarily to our Mobility segment. These leases are expected to begin in the second quarter of 2026 and continue through 2037, with lease terms ranging from 1 year to 11 years.

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During both the three months ended March 31, 2026 and 2025, S&P Dow Jones Indices LLC earned $52 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

In July of 2025, the FASB issued accounting guidance that provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. The guidance was effective on January 1, 2026, and the adoption of this guidance did not have an impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2026. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2025 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three Months Ended March 31, 2026 and 2025
•Liquidity and Capital Resources
•Reconciliation of Non-GAAP Financial Information
•Critical Accounting Estimates
•Recently Issued or Adopted Accounting Standards
•Forward-Looking Statements

OVERVIEW
We are a global, diversified, and highly differentiated provider of benchmarks, analytics and workflow solutions in the global capital, energy and commodity, and automotive markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; the energy and commodity markets include producers, consumers, traders and intermediaries within energy, chemicals, shipping, metals, carbon and agriculture; and the automotive markets include manufacturers, suppliers, dealerships, service shops and customers.

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
On April 29, 2025, we announced that our Board of Directors decided to pursue a full separation of our Mobility segment, creating a new publicly traded company. The name of the new publicly traded company, Mobility Global Inc., will be effective on day one of the separation. The transaction, which would be implemented through the spin-off of shares of the new company to S&P Global shareholders, is expected to be tax-free for U.S. federal income tax purposes for S&P Global shareholders and is expected to be completed mid-2026, subject to the satisfaction of customary legal and regulatory requirements and approvals.
Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2026	2025	% Change [1]
Revenue	$4,171	$3,777	10%
Operating profit [2]	$2,002	$1,578	27%
Operating margin %	48%	42%
Diluted earnings per share from net income	$4.69	$3.54	32%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 2026 includes gain on dispositions of $175 million, disposition-related costs of $40 million, acquisition-related costs of $11 million, lease impairments of $5 million and employee-related costs of $2 million. 2025 includes employee severance charges of $33 million, Executive Leadership Team transition costs of $12 million, acquisition-related costs of $9 million, a lease impairment of $6 million and disposition-related costs of $1 million. 2026 and 2025 also include amortization of intangibles from acquisitions of $276 million and $281 million, respectively.

Revenue increased 10% driven by increases at all of our reportable segments. The increase at Ratings was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance, partially offset by lower bank loan ratings revenue. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. Excluding the impact of recent acquisitions and a disposition, the increase at Market Intelligence was primarily due to growth for Lending Solutions in Enterprise Solutions, subscription revenue growth in Data, Analytics & Insights, and growth in RatingsXpress® and RatingsDirect®. An increase in recurring variable revenue due increased volumes also contributed to revenue growth at Market Intelligence. The increase at Indices was primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Energy was primarily due to increased attendance at CERAWeek in 2026, continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts and an increase in sales usage-based royalties revenue. The increase at Mobility was primarily due to continued new business growth within the Dealer business, solid underwriting volumes within the Financial business and the favorable impact of improved contract terms. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 27%. Excluding the impact of a gain on dispositions in 2026 of 14 percentage points, employee severance charges in 2025 of 3 percentage points and ELT transition costs in 2025 of 1 percentage point, partially offset by higher disposition related costs in 2026 of 3 percentage points, operating profit increased 12%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had an favorable impact of 2 percentage points.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Consolidated Review

(in millions)	2026	2025	% Change
Revenue	$4,171	$3,777	10%
Total Expenses:
Operating-related expenses	1,235	1,153	7%
Selling and general expenses	802	764	5%
Depreciation and amortization	307	293	5%
Total expenses	2,344	2,210	6%
Gain on dispositions	(175)	—	N/M
Equity in income on unconsolidated subsidiaries	—	(11)	N/M
Operating profit	2,002	1,578	27%
Other (income) expense, net	(2)	4	N/M
Interest expense, net	96	78	24%
Provision for taxes on income	404	325	24%
Net income	1,504	1,171	28%
Less: net income attributable to noncontrolling interests	(109)	(81)	(34)%
Net income attributable to S&P Global Inc.	$1,395	$1,090	28%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue
The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2026	2025	% Change
Revenue	$4,171	$3,777	10%

Subscription revenue	2,014	1,898	6%
Non-subscription / transaction revenue	978	850	15%
Non-transaction revenue	538	481	12%
Asset-linked fees	339	288	18%
Sales usage-based royalties	133	110	20%
Recurring variable	169	150	12%

% of total revenue:
Subscription revenue	48%	50%
Non-subscription / transaction revenue	24%	22%
Non-transaction revenue	13%	13%
Asset-linked fees	8%	8%
Sales usage-based royalties	3%	3%
Recurring variable	4%	4%

U.S. revenue	$2,625	$2,342	12%
International revenue:
European region	895	849	6%
Asia	430	382	12%
Rest of the world	221	204	8%
Total international revenue	$1,546	$1,435	8%
% of total revenue:
U.S. revenue	63%	62%
International revenue	37%	38%

Revenue increased 10% as compared to the three months ended March 31, 2025. Subscription revenue increased in 2026 primarily due to growth in Data, Analytics & Insights, growth for Lending Solutions in Enterprise Solutions and growth in

RatingsXpress® and RatingsDirect® and the impact of recent acquisitions at Market Intelligence; new business growth within the Dealer business, solid underwriting volumes and market share growth within the Financial business and the favorable impact of improved contract terms at Mobility; continued demand for Energy market data and market insights products; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to higher corporate bond ratings revenue, partially offset by lower bank loan ratings revenue at Ratings, and an increase in conference revenue at Energy. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Energy. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.
Total Expenses
The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended March 31:

(in millions)	2026		2025		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$559	$302	$523	$298	7%	1%
Ratings [2]	284	127	260	125	9%	2%
Energy [3]	216	115	208	114	4%	1%
Mobility [4]	140	140	131	123	7%	13%
Indices [5]	73	63	63	56	16%	12%
Intersegment eliminations [6]	(52)	—	(48)	—	(7)%	N/M
Total segments	1,220	747	1,137	716	7%	4%
Corporate Unallocated expense [7]	15	55	16	48	(5)%	14%
Total	$1,235	$802	$1,153	$764	7%	5%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2026, selling and general expenses include acquisition-related costs of $9 million and disposition-related costs of $3 million. In 2025, selling and general expenses include employee severance charges of $14 million, acquisition-related costs of $7 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $1 million.
2 In 2025, selling and general expenses include employee severance charges of $2 million.
3 In 2026, selling and general expenses include disposition-related costs of $1 million and acquisition-related costs of $1 million. In 2025, selling and general expenses include employee severance charges of $6 million.
4     In 2026, selling and general expenses include disposition-related costs of $13 million.
5     In 2026, selling and general expenses include employee-related costs of $1 million and acquisition-related costs of $1 million.
6     Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2026, selling and general expenses include disposition-related costs of $23 million and lease impairments of $5 million. In 2025, selling and general expenses include employee severance charges of $10 million, Executive Leadership Team transition costs of $8 million, a lease impairment of $6 million and acquisition-related costs of $2 million.
Operating-Related Expenses

Operating-related expenses increased 7% primarily driven by higher compensation costs driven by annual merit increases and additional headcount partially associated with recent acquisitions at Market Intelligence.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 5%. Selling and general expenses increased 6% excluding the impact in 2026 of higher disposition-related costs of 9 percentage points, partially offset by employee severance charges in 2025 of 8 percentage points and ELT transition costs in 2025 of 2 percentage points. The increase was primarily driven by higher compensation costs driven by annual merit increases and additional headcount partially associated with recent acquisitions at Market Intelligence, and an increase in strategic initiatives.

Depreciation and Amortization

Depreciation and amortization increased $14 million to $307 million in 2026 compared to 2025 primarily due to higher intangible asset amortization driven by recent acquisitions at Market Intelligence and higher depreciation due to new asset purchases, partially offset by assets being fully amortized.

Gain on Dispositions

During the three months ended March 31, 2026, we recorded a pre-tax gain of $175 million related to the following dispositions, which was included in Gain on dispositions in the consolidated statement of income:

•On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the three months ended March 31, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.

•In March of 2026, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of OSTTRA in October of 2025.

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
The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2026	2025	% Change
Market Intelligence [1]	$440	$220	N/M
Ratings [2]	881	757	16%
Energy [3]	287	255	12%
Mobility [4]	93	86	9%
Indices [5]	372	315	18%
Total segment operating profit	2,073	1,633	27%
Corporate Unallocated expense [6]	(71)	(66)	(8)%
Equity in income on unconsolidated subsidiaries [7]	—	11	N/M
Total operating profit	$2,002	$1,578	27%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     2026 includes gain on disposition of $172 million, acquisition-related costs of $9 million and disposition-related costs of $3 million. 2025 includes employee severance charges of $14 million, acquisition-related costs of $7 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $156 million and $148 million, respectively.

2    2025 includes employee severance charges of $2 million. 2026 and 2025 include amortization of intangibles from acquisitions of $1 million and $2 million, respectively.
3 2026 includes disposition-related costs of $1 million and acquisition-related costs of $1 million. 2025 includes employee severance charges of $6 million. 2026 and 2025 include amortization of intangibles from acquisitions of $32 million and $33 million, respectively.
4    2026 includes disposition-related costs of $13 million. 2026 and 2025 include amortization of intangibles from acquisitions of $76 million.
5    2026 includes employee-related costs of $1 million and acquisition-related costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $10 million and $9 million, respectively.
6    2026 includes disposition-related costs of $23 million, lease impairments of $5 million and gain on disposition of $3 million. 2025 includes employee severance charges of $10 million, Executive Leadership Team transition costs of $8 million, a lease impairment of $6 million and acquisition-related costs of $2 million. 2026 include amortization of intangibles from acquisitions of $1 million.
7    2025 include amortization of intangibles from acquisitions of $13 million.

Segment Operating Profit — Segment operating profit increased 27% as compared to 2025. Excluding the impact of a gain on dispositions in 2026 of 13 percentage points and employee severance charges in 2025 of 2 percentage points, partially offset by higher disposition-related costs in 2026 of 1 percentage point and higher amortization of intangibles from acquisitions in 2026 of 1 percentage point, operating profit increased 14% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 8% compared to 2025. Excluding the impact of employee severance charges in 2025 of 74 percentage points, Executive Leadership Team transition costs in 2025 of 56 percentage points, a gain on disposition in 2026 of 19 percentage points, higher acquisition-related costs in 2025 of 14 percentage points and higher lease impairments in 2025 of 8 percentage points, partially offset by higher disposition-related costs in 2026 of 160 percentage points and higher amortization of intangibles from acquisitions in 2026 of 2 percentage points, Corporate Unallocated expense increased 17% primarily due to higher conference expenses and professional fees.

Equity in Income on Unconsolidated Subsidiaries — On October 10, 2025, the Company and CME Group completed the sale of OSTTRA, an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture. Equity in Income on Unconsolidated Subsidiaries was $11 million for the three months ended March 31, 2025.

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

Other (Income) Expense, net

Other (income) expense, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $2 million for the three months ended March 31, 2026 compared to other expense, net of $4 million for the three months ended March 31, 2025 due to higher losses on our mark-to-market investments in 2025.

Interest Expense, net

Interest expense, net increased compared to the three months ended March 31, 2025 primarily due to an increase in interest expense related to the issuance of our senior notes in December of 2025 and increased expense related to commercial paper borrowings in 2026 to partially finance the Company's ASR agreement entered into in February of 2026 and short-term working capital requirements.

Provision for Income Taxes

The effective income tax rate was 21.2% and 21.7% for the three months ended March 31, 2026 and March 31, 2025, respectively. The lower rate for the three months ended March 31, 2026 was primarily due to a combination of discrete adjustments including lower tax on non-US divestitures due to local exemption.

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
On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the three months ended March 31, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.
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
•Enterprise Solutions — software and workflow solutions that help our customers manage and analyze data; identify risk; reduce costs; and meet global regulatory requirements. The portfolio includes industry leading financial technology solutions like Wall Street Office, Information Mosaic, and iLevel. Our Primary Markets Group offering delivers bookbuilding platforms across multiple assets including municipal bonds, equities and fixed income; and
•Credit & Risk Solutions — commercial arm that sells Ratings' credit ratings and related data and research, advanced analytics, and financial risk solutions which includes subscription-based offerings, RatingsXpress®, RatingsDirect® and Credit Analytics.
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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2026	2025	% Change
Revenue	$1,296	$1,199	8%

Subscription revenue	$1,052	$993	6%
Recurring variable revenue	$169	$150	12%
Non-subscription revenue	$75	$56	35%
% of total revenue:
Subscription revenue	81%	83%
Recurring variable revenue	13%	12%
Non-subscription revenue	6%	5%

U.S. revenue	$786	$704	12%
International revenue	$510	$495	3%
% of total revenue:
U.S. revenue	61%	59%
International revenue	39%	41%

Operating profit [1]	$440	$220	N/M
Operating margin %	34%	18%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     2026 includes gain on disposition of $172 million, acquisition-related costs of $9 million and disposition-related costs of $3 million. 2025 includes employee severance charges of $14 million, acquisition-related costs of $7 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $1 million. 2026 and 2025 also include amortization of intangibles from acquisitions of $156 million and $148 million, respectively.

Revenue increased 8% and was favorably impacted by 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the impact of acquisitions and a disposition, revenue increased primarily due to growth for Lending Solutions in Enterprise Solutions, subscription revenue growth in Data, Analytics & Insights, and growth in RatingsXpress® and RatingsDirect®. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of 1 percentage point. Revenue was favorably impacted by the acquisitions of Automatic Identification System (AIS) data services business of ORBCOMM Inc. and With Intelligence in November of 2025 and unfavorably impacted by the disposition of the Enterprise Data Management and thinkFolio businesses in January of 2026.

Operating profit increased over 100%. Excluding the impact of a gain on disposition in 2026 of 86 percentage points, employee severance charges in 2025 of 7 percentage points and ELT transition costs in 2025 of 2 percentage points, partially offset by higher amortization of intangibles from acquisitions in 2026 of 4 percentage points, higher disposition-related costs in 2026 of 1 percentage point and higher acquisition-related costs in 2026 of 1 percentage point, operating profit increased 11% primarily due to revenue growth, partially offset by expenses associated with recent acquisitions, higher compensation costs and an increase in bad debt expense. Foreign exchange rates had a favorable impact of 1 percentage point.

For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Ratings
Ratings is an independent provider of credit ratings, research, and analytics. Credit ratings are forward-looking opinions about an issuer's relative creditworthiness. They are one of several tools investors can use when making decisions about purchasing bonds and other fixed income investments. Our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issue may default.

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:

•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $44 million and $42 million for the three months ended March 31, 2026 and 2025, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2026	2025	% Change
Revenue	$1,302	$1,149	13%

Transaction revenue	$712	$620	15%
Non-transaction revenue	$590	$529	11%
% of total revenue:
Transaction revenue	55%	54%
Non-transaction revenue	45%	46%

U.S. revenue	$793	$683	16%
International revenue	$509	$466	9%
% of total revenue:
U.S. revenue	61%	59%
International revenue	39%	41%

Operating profit [1]	$881	$757	16%
Operating margin %	68%	66%
12025 includes employee severance charges of $2 million. 2026 and 2025 also include amortization of intangibles from acquisitions of $1 million and $2 million, respectively.

Revenue increased 13%, with a favorable impact from foreign exchange rates of 2 percentage points. The increase in revenue was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance, partially offset by lower bank loan ratings revenue. Non-transaction revenue increased primarily due to an increase in surveillance revenue and an increase in revenue at our Crisil subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 16% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of 3 percentage points.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the three months ended March 31:

(in billions)	2026	2025	% Change
Investment-grade billed issuance*	$621	$440	41%
High-yield billed issuance *	$117	$113	4%
Other billed issuance **	$491	$530	(7)%
Total billed issuance	$1,230	$1,083	14%
Note - Totals presented may not sum due to rounding.

*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
First quarter billed issuance was up primarily due to increases in investment grade driven by AI-related issuance and M&A transactions. High yield increased slightly driven by M&A transactions. These increases were partially offset by a decrease in bank loans primarily due to AI-disruption concerns affecting software and tech-adjacent leveraged loans.

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

On April 24, 2026, we entered into a definitive agreement to sell Energy’s geoscience and petroleum engineering software portfolio to SLB, a global technology company driving energy innovation across more than 100 countries. This portfolio of subsurface and engineering software, widely used by U.S. onshore and unconventional operators, includes Kingdom Software, Petra, Harmony Enterprise, Analytics Explorer, SubPUMP, Power Tools, FieldDIRECT, Piper, WellTest, and The Element Platform, together with associated business services. The assets and liabilities of Energy's geoscience and petroleum engineering software portfolio were classified as held for sale in our consolidated balance sheet as of March 31, 2026. This transaction is expected to close in the second half of 2026 or early 2027. The anticipated divestiture of Energy's geoscience and petroleum engineering software portfolio is not expected to have a material impact to our consolidated financial statements.

On March 18, 2026, we completed the acquisition of Enertel AI Corporation, a company specializing in AI and machine learning-driven short-term power price forecasting for North American electricity markets. The acquisition is part of our Energy segment. With the addition of Enertel AI Corporation, Energy now delivers real-time, AI-powered nodal price forecasts and decision tools that physical power traders, utilities and asset operators rely on to navigate the rapidly evolving grid. The acquisition of Enertel AI Corporation is not material to our consolidated financial statements.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2026	2025	% Change
Revenue	$652	$612	7%

Subscription revenue	$506	$486	4%
Sales usage-based royalties	$37	$29	27%
Non-subscription revenue	$109	$97	13%
% of total revenue:
Subscription revenue	77%	79%
Sales usage-based royalties	6%	5%
Non-subscription revenue	17%	16%

U.S. revenue	$283	$275	3%
International revenue	$369	$337	10%
% of total revenue:
U.S. revenue	43%	45%
International revenue	57%	55%

Operating profit [1]	$287	$255	12%
Operating margin %	44%	42%
12026 includes disposition-related costs of $1 million and acquisition-related costs of $1 million. 2025 includes employee severance charges of $6 million. 2026 and 2025 also include amortization of intangibles from acquisitions of $32 million and $33 million, respectively.

Revenue increased 7% primarily due to increased attendance at CERAWeek in 2026 and continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors also contributed to revenue growth. Three of the four business lines contributed to revenue growth in the first quarter of 2026 with the Advisory & Transactional Services business being the most significant driver, followed by the Energy & Resources Data & Insights and Price Assessments businesses. The increases were offset by a decrease in the Upstream Data & Insights business which was unfavorably impacted by a one-time benefit in the first quarter of 2025. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 12%. Excluding the impact of higher disposition-related costs in 2026 of 1 percentage point and higher acquisition-related costs in 2026 of 1 percentage point, partially offset by higher employee severance charges in 2025 of 5 percentage points, operating profit increased 9%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount and investment in strategic initiatives. Foreign exchange rates had an unfavorable impact of 2 percentage points.

For a further discussion of competitive and other risks inherent in our Energy business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2026	2025	% Change
Revenue	$454	$420	8%

Subscription revenue	$372	$343	8%
Non-subscription revenue	$82	$77	7%
% of total revenue:
Subscription revenue	82%	82%
Non-subscription revenue	18%	18%

U.S. revenue	$376	$350	7%
International revenue	$78	$70	12%
% of total revenue:
U.S. revenue	83%	83%
International revenue	17%	17%

Operating profit [1]	$93	$86	9%
Operating margin %	21%	20%

1 2026 includes disposition-related costs of $13 million. 2026 and 2025 include amortization of intangibles from acquisitions of $76 million.

Revenue increased 8% primarily driven by continued new business growth within the Dealer business and solid underwriting volumes within the Financial business. Additionally, the Dealer and Financial businesses were favorably impacted by improved contract terms. Growth in the Manufacturing business reflects early signs of recovery in discretionary spending, with an uptick in transaction activity, though lower recall volumes continue to weigh on performance. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 9%. Excluding the impact of disposition-related costs in 2026 of 3 percentage points, operating profit increased 12%. The increase was primarily driven by revenue growth, partially offset by higher advertising and promotion costs. Foreign exchange rates had a favorable impact of 6 percentage points.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2026	2025	% Change
Revenue	$519	$445	17%

Asset-linked fees	$339	$288	18%
Subscription revenue	$84	$76	12%
Sales usage-based royalties	$96	$81	18%
% of total revenue:
Asset-linked fees	66%	65%
Subscription revenue	16%	17%
Sales usage-based royalties	18%	18%

U.S. revenue	$415	$361	15%
International revenue	$104	$84	24%
% of total revenue:
U.S. revenue	80%	81%
International revenue	20%	19%

Operating profit [1]	$372	$315	18%
Less: net operating profit attributable to noncontrolling interests	100	77
Net operating profit	$272	$238	14%
Operating margin %	72%	71%
Net operating margin %	52%	53%

1 2026 includes employee-related costs of $1 million and acquisition-related costs of $1 million. 2026 and 2025 also include amortization of intangibles from acquisitions of $10 million and $9 million, respectively.

Revenue at Indices increased 17% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. Ending AUM for ETFs increased 25% to $5.385 trillion compared to March 31, 2025 and average levels of AUM for ETFs increased 25% to $5.574 trillion compared to the three months ended March 31, 2025. Ending AUM for ETFs decreased 2% compared to the fourth quarter of 2025 driven by the impact of market depreciation in the first quarter of 2026. Foreign exchange rates had a favorable impact of 1 percentage point.

Operating profit increased 18% primarily due to revenue growth, partially offset by an increase in strategic investments and higher compensation costs driven by annual merit increases. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,810 million as of March 31, 2026, an increase of $65 million from December 31, 2025.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2026	2025	% Change
Net cash provided by (used for):
Operating activities	$1,037	$953	9%
Investing activities	$291	$(79)	N/M
Financing activities	$(1,237)	$(1,103)	12%
N/M – Represents a change equal to or in excess of 100% or not meaningful

In the first three months of 2026, free cash flow increased $103 million to $919 million compared to $816 million in the first three months of 2025. The increase is primarily due to an increase in operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities increased $84 million to $1,037 million for the first three months of 2026 compared to 2025. This is primarily attributable to higher operating results, stronger cash collections and lower tax payments in 2026.

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

Cash provided by investing activities was $291 million for the first three months of 2026 compared to cash used for investing activities of $79 million in the first three months of 2025, primarily due to proceeds from the disposition of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment in 2026.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt.

Cash used for financing activities increased $134 million to $1,237 million for the first three months of 2026. The increase is primarily attributable to an increase in cash used for share repurchases in 2026, partially offset by proceeds received from commercial paper borrowings in 2026.

During the three months ended March 31, 2026, we purchased a total of 2.3 million shares for $1 billion of cash. During the three months ended March 31, 2025, we purchased a total of 1.0 million shares for $650 million of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of March 31, 2026, and December 31, 2025, we had $951 million and $715 million of outstanding commercial paper, respectively.

Commitment fees for the unutilized commitments under the credit facility and applicable margins for borrowings thereunder are linked to the Company achieving three environmental sustainability performance indicators related to emissions, tested annually. For the three months ended March 31, 2026, we paid a commitment fee of 8 basis points. Our commitment fee and our drawn margin under the credit facility will be reduced by 1 basis point and 5 basis points, respectively, for the approximately year-long period beginning April 6, 2026 as a result of our emissions performance for the year ended December 31, 2025. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

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
•$1,227 million of 2.95% Sustainability-Linked Senior Notes due 2029 that were originally issued on March 18, 2022;
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
Summarized results of operations for the three months ended March 31, 2026 are as follows:

(in millions)	2026
Revenue	$1,276
Operating Profit	1,043
Net Income	427
Net income attributable to S&P Global Inc.	427

Summarized balance sheet information as of March 31, 2026 and December 31, 2025 is as follows:

(in millions)	March 31,	December 31,
	2026	2025
Current assets (excluding intercompany from Non-Obligor Group)	$989	$757
Non-current assets	840	898
Current liabilities (excluding intercompany to Non-Obligor Group)	3,491	1,192
Non-current liabilities	10,559	12,435
Intercompany payables to Non-Obligor Group	18,592	18,077

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

(in millions)	2026	2025	% Change
Cash provided by operating activities	$1,037	$953	9%
Capital expenditures	(27)	(43)
Distributions to noncontrolling interest holders	(91)	(94)
Free cash flow	$919	$816	13%

(in millions)	2026	2025	% Change
Cash provided by (used for) investing activities	291	(79)	N/M
Cash used for financing activities	(1,237)	(1,103)	12%
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
•the Company’s ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information and data, or protect against a system or network disruption that results in regulatory penalties and remedial costs or improper disclosure of confidential information or data;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of March 31, 2026 and December 31, 2025, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2025, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2025 Repurchase Program”), which was approximately 10% of the total shares of our outstanding common stock at the time. On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the first quarter of 2026, we received 3.1 million shares, which included 0.8 million shares received from our accelerated share repurchase (“ASR”) agreement that we entered into on December 4, 2025. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of March 31, 2026, 29.6 million shares remained under the 2025 Repurchase Program and the 2022 repurchase program was complete.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2025 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2026 pursuant to the 2025 Repurchase Program and 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2026	—	$—	—	32.7	million
February 1 — February 28, 2026 [1]	2,994,037	450.70	2,803,223	29.9	million
March 1 — March 31, 2026 [2]	329,983	426.72	329,479	29.6	million
Total — Quarter [1,2]	3,324,020	$448.32	3,132,702	29.6	million

1 Includes 0.8 million shares received from the conclusion of our ASR agreement that we entered into on December 4, 2025 and 2.0 million shares received from the initiation of our ASR agreement that we entered into on February 12, 2026.
2 Includes 0.3 million shares received from the conclusion of our ASR agreement that we entered into on February 12, 2026.
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

During the first quarter of 2026, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Energy provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran via third parties. The Company will continue to monitor such activities closely. During the first quarter of 2026, the Company recorded de minimis revenue and net profit attributable to the Energy transactions and dealings described above. The Company attributes a de minimis amount of revenue and net profit to the data sourced from Iran via third parties by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of 2026.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*	Registrant’s Key Executive Short-Term Incentive Compensation Plan, as amended and restated effective January 1, 2026

(10.2)*	Form of 2026 Performance Share Unit Award Agreement

(10.3)*	Form of 2025 Restricted Stock Unit Award Agreement (Cliff-Vesting)

(10.4)*	Form of 2026 Restricted Stock Unit Award Agreement

(10.5)*†	Form of S&P Dow Jones Indices 2026 Long-Term Cash Incentive Compensation Plan

(10.6)*
Amendment No. 4 to Registrant's 401(k) Savings and Profit Sharing Plan Supplement, as amended and restated as of January 1, 2023, effective as of January 1, 2026, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2025

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

S&P Global Inc.
Registrant

Date:	April 28, 2026	By:	/s/ Eric W. Aboaf
Eric W. Aboaf
Executive Vice President and Chief Financial Officer

Date:	April 28, 2026	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Chief Accounting Officer