Form 10-Q
period 2026-06-30
S&P Global Inc.
filed 2026-07-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 24, 2026 (latest practicable date), 294.8 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2026 and 2025, the related consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 28, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$4,146	$3,755	$8,318	$7,532
Expenses:
Operating-related expenses	1,165	1,119	2,400	2,272
Selling and general expenses	873	803	1,675	1,568
Depreciation	32	26	64	51
Amortization of intangibles	275	270	551	537
Total expenses	2,345	2,218	4,690	4,428
Gain on dispositions	(11)	(3)	(186)	(3)
Equity in income on unconsolidated subsidiaries	—	(11)	—	(22)
Operating profit	1,812	1,551	3,814	3,129
Other income, net	(4)	(28)	(6)	(23)
Interest expense, net	87	77	182	154
Income before taxes on income	1,729	1,502	3,638	2,998
Provision for taxes on income	406	342	810	667
Net income	1,323	1,160	2,828	2,331
Less: net income attributable to noncontrolling interests	(106)	(88)	(215)	(170)
Net income attributable to S&P Global Inc.	$1,217	$1,072	$2,613	$2,161

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$4.12	$3.50	$8.82	$7.05
Diluted	$4.12	$3.50	$8.81	$7.04
Weighted-average number of common shares outstanding:
Basic	295.4	305.9	296.4	306.6
Diluted	295.5	306.1	296.6	306.9

Actual shares outstanding at period end			294.8	305.3
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$1,323	$1,160	$2,828	$2,331
Other comprehensive income:
Foreign currency translation adjustments	(47)	(51)	(60)	(19)
Income tax effect	6	84	(13)	103
	(41)	33	(73)	84

Pension and other postretirement benefit plans	(1)	(3)	1	(1)
Income tax effect	1	1	1	1
	—	(2)	2	—

Unrealized gain (loss) on cash flow hedges	7	—	(3)	4
Income tax effect	(2)	—	(1)	—
	5	—	(4)	4

Comprehensive income	1,287	1,191	2,753	2,419
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(9)	(12)	(18)	(17)
Less: comprehensive income attributable to redeemable noncontrolling interests	(97)	(76)	(197)	(153)
Comprehensive income attributable to S&P Global Inc.	$1,181	$1,103	$2,538	$2,249

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,134	$1,745
Restricted cash	7	—
Accounts receivable, net of allowance for doubtful accounts: 2026 - $55; 2025 - $50	3,438	3,441
Prepaid and other current assets	1,010	914
Assets held for sale	120	196
Total current assets	8,709	6,296
Property and equipment, net of accumulated depreciation: 2026 - $852; 2025 - $861	254	278
Right of use assets	392	413
Goodwill	36,348	36,475
Other intangible assets, net	15,695	16,271
Equity investments in unconsolidated subsidiaries	613	603
Other non-current assets	895	864
Total assets	$62,906	$61,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$611	$610
Accrued compensation and contributions to retirement plans	581	988
Short-term debt	2,572	718
Income taxes currently payable	238	180
Unearned revenue	3,929	4,088
Other current liabilities	1,166	1,010
Liabilities held for sale	28	43
Total current liabilities	9,125	7,637
Long-term debt	12,598	12,370
Lease liabilities — non-current	452	494
Pension and other postretirement benefits	177	178
Deferred tax liability — non-current	3,150	3,262
Other non-current liabilities	764	1,107
Total liabilities	26,266	25,048
Redeemable noncontrolling interests (Note 8)	5,024	4,917
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2026 and 2025 415 million shares	415	415
Additional paid-in capital	44,547	44,117
Retained income	25,618	23,666
Accumulated other comprehensive loss	(772)	(697)
Less: common stock in treasury	(38,307)	(36,374)
Total equity — controlling interests	31,501	31,127
Total equity — noncontrolling interests	115	108
Total equity	31,616	31,235
Total liabilities and equity	$62,906	$61,200

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net income	$2,828	$2,331
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	64	51
Amortization of intangibles	551	537
Provision for losses on accounts receivable	27	17
Deferred income taxes	(114)	(138)
Stock-based compensation	95	92
Gain on dispositions	(186)	(3)
Other	77	250
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(92)	(101)
Prepaid and other current assets	(55)	(20)
Accounts payable and accrued expenses	(403)	(524)
Unearned revenue	(119)	137
Other current liabilities	(123)	(140)
Net change in prepaid/accrued income taxes	8	2
Net change in other assets and liabilities	(82)	(93)
Cash provided by operating activities	2,476	2,398
Investing Activities:
Capital expenditures	(65)	(104)
Acquisitions, net of cash acquired	(26)	(25)
Proceeds from dispositions, net	361	15
Changes in short-term investments	(18)	(17)
Cash provided by (used for) investing activities	252	(131)
Financing Activities:
Additions to short-term debt, net	110	—
Proceeds from issuance of senior notes, net	1,986	—
Payments on senior notes	(3)	(4)
Dividends paid to shareholders	(575)	(589)
Distributions to noncontrolling interest holders	(162)	(168)
Repurchase of treasury shares	(1,500)	(1,301)
Employee withholding tax on share-based payments, excise tax payments on share repurchases, contingent consideration payments and other	(148)	(100)
Cash used for financing activities	(292)	(2,162)
Effect of exchange rate changes on cash	(40)	76
Net change in cash, cash equivalents, and restricted cash	2,396	181
Cash, cash equivalents, and restricted cash at beginning of period	1,745	1,666
Cash, cash equivalents, and restricted cash at end of period	$4,141	$1,847

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2026
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2026	$415	$44,507	$24,804	$(736)	$37,817	31,173	$115	$31,288
Comprehensive income [1]			1,217	(36)		1,181	9	1,190
Dividends (Dividend declared per common share — $0.97 per share)			(287)			(287)	(10)	(297)
Share repurchases, including excise tax					505	(505)		(505)
Employee stock plans		40			(15)	55		55
Change in redemption value of redeemable noncontrolling interests			(116)			(116)		(116)
Other						—	1	1
Balance as of June 30, 2026	$415	$44,547	$25,618	$(772)	$38,307	$31,501	$115	$31,616

Three Months Ended June 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2025	$415	$44,359	$21,799	$(826)	$32,376	$33,371	$102	$33,473
Comprehensive income [1]			1,072	31		1,103	13	1,116
Dividends (Dividend declared per common share — $0.96 per share)			(293)			(293)	(10)	(303)
Share repurchases, including excise tax					657	(657)		(657)
Employee stock plans		33			(9)	42		42
Change in redemption value of redeemable noncontrolling interests			(176)			(176)		(176)
Other						—	1	1
Balance as of June 30, 2025	$415	$44,392	$22,402	$(795)	$33,024	$33,390	$106	$33,496

Six Months Ended June 30, 2026
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	$415	$44,117	$23,666	$(697)	$36,374	$31,127	$108	$31,235
Comprehensive income [1]			2,613	(75)		2,538	18	2,556
Dividends (Dividend declared per common share — $1.94 per share)			(575)			(575)	(10)	(585)
Share repurchases, including excise tax		500			2,017	(1,517)		(1,517)
Employee stock plans		(70)			(84)	14		14
Change in redemption value of redeemable noncontrolling interests			(86)			(86)		(86)
Other						—	(1)	(1)
Balance as of June 30, 2026	$415	$44,547	$25,618	$(772)	$38,307	$31,501	$115	$31,616

Six Months Ended June 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	$415	$44,321	$20,977	$(883)	$31,671	$33,159	$97	$33,256
Comprehensive income [1]			2,161	88		2,249	17	2,266
Dividends (Dividend declared per common share — $1.92 per share)			(589)			(589)	(10)	(599)
Share repurchases, including excise tax		65			1,379	(1,314)		(1,314)
Employee stock plans		6			(26)	32		32
Change in redemption value of redeemable noncontrolling interests			(147)			(147)		(147)
Other						—	2	2
Balance as of June 30, 2025	$415	$44,392	$22,402	$(795)	$33,024	$33,390	$106	$33,496

1Excludes comprehensive income of $97 million and $76 million for the three months ended June 30, 2026 and 2025, respectively, and $197 million and $153 million for the six months ended June 30, 2026 and 2025, respectively, attributable to our redeemable noncontrolling interests.

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Basis of Presentation

S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) is a global, diversified, and highly differentiated provider of benchmarks, data, analytics and workflow solutions in the global capital and energy and commodity markets.

On July 1, 2026, the previously announced separation (the “Separation”) of Mobility Global Inc. (“Mobility Global”) from S&P Global became effective. The separation of Mobility Global, which comprises the business of S&P Global and its subsidiaries which previously operated under the S&P Global Mobility (“Mobility”) segment, was achieved through S&P Global’s distribution (the “Distribution”) of 100% of the shares of Mobility Global common stock to holders of S&P Global common stock effective as of 12:01 a.m. New York City time on July 1, 2026, with holders of S&P Global common stock receiving one share of Mobility Global common stock for every share of S&P Global common stock held at the close of business on June 15, 2026 (the “Record Date”). Following the Distribution, Mobility Global became an independent, publicly-traded company with its common stock listed under the symbol “MBGL” on the New York Stock Exchange.

Effective July 1, 2026, our operations consist of four reportable segments: S&P Global Ratings (“Ratings”), S&P Dow Jones Indices (“Indices”), S&P Global Energy (“Energy”) and S&P Global Market Intelligence (“Market Intelligence”).
•Ratings is an independent provider of credit ratings, research, and analytics.
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
The results of Mobility are included through June 30, 2026. Beginning with the third quarter of 2026, the historical financial results of Mobility through June 30, 2026 will be reflected in our consolidated financial statements as discontinued operations in accordance with U.S. GAAP for all periods.
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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash in our consolidated balance sheet was $7 million as of June 30, 2026. We had no restricted cash included in our consolidated balance sheet as of December 31, 2025.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2026 and December 31, 2025, contract assets were $97 million and $89 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at June 30, 2026 compared to December 31, 2025 is primarily driven by $3.0 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.8 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $338 million and $349 million as of June 30, 2026 and December 31, 2025, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 2 to 5 years. The expense is recorded within selling and general expenses in the consolidated statements of income.

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

Other Income, net

The components of other income, net for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2026	2025	2026	2025
Other components of net periodic benefit cost	$(3)	$(5)	$(8)	$(11)
Net (gain) loss from investments	(1)	(23)	2	(12)
Other income, net	$(4)	$(28)	$(6)	$(23)

2.    Acquisitions and Divestitures

On July 28, 2026, we announced an agreement to acquire a majority stake in Agusto & Co., a leading Pan-African rating agency with operations in Nigeria, Kenya, Rwanda and Ghana. The investment, a strategic step for both companies, will complement and support the growth strategy of our Ratings segment in Africa. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including receipt of required regulatory approvals. The proposed acquisition is not expected to have a material impact to our consolidated financial statements.

On July 28, 2026, we announced that we entered into a definitive agreement to acquire datacenterHawk, a leading provider of proprietary intelligence for the global data center, fiber optic and related infrastructure markets. The acquisition will bring together leading data center forecasting, market outlooks and technology intelligence from 451 Research, part of our Energy segment, alongside comprehensive coverage of global power markets across grid infrastructure and intelligence, and supply/demand forecasts, with datacenterHawk's proprietary asset-level intelligence on data center supply/demand, pricing, pipelines and site selection, as well as its Fiber Locator platform. The transaction is expected to close in the second half of 2026, subject to customary closing conditions. The proposed acquisition is not expected to have a material impact to our consolidated financial statements.

On April 24, 2026, we announced that we entered into a definitive agreement to sell Energy’s geoscience and petroleum engineering software portfolio to SLB, a global technology company driving energy innovation across more than 100 countries. This portfolio of subsurface and engineering software, widely used by U.S. onshore and unconventional operators, includes Kingdom Software, Petra, Harmony Enterprise, Analytics Explorer, SubPUMP, Power Tools, FieldDIRECT, Piper, WellTest, and The Element Platform, together with associated business services. The assets and liabilities of Energy's geoscience and petroleum engineering software portfolio were classified as held for sale in our consolidated balance sheet as of June 30, 2026. This transaction is expected to close in the second half of 2026. The anticipated divestiture of Energy's geoscience and petroleum engineering software portfolio is not expected to have a material impact to our consolidated financial statements.

Acquisitions

2026

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

Divestitures

2026

During the three and six months ended June 30, 2026, we recorded a pre-tax gain of $11 million ($8 million after-tax) and $186 million ($178 million after-tax), respectively, related to the following dispositions:

•In April of 2026, we sold our facility at Centennial, Colorado. During the three and six months ended June 30, 2026, we recorded a pre-tax gain of $11 million ($8 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Centennial.

•On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the six months ended June 30, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.

•In March of 2026, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of OSTTRA in October of 2025.

2025

During the three and six months ended June 30, 2025, we recorded a pre-tax gain of $3 million ($2 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Fincentric in August of 2024.

During the six months ended June 30, 2025, we did not complete any material dispositions.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	June 30,	December 31,
	2026 [1]	2025 [1]
Accounts receivable, net	$51	$34
Property and equipment, net	—	8
Goodwill	69	141
Other non-current assets	—	13
Assets held for sale	$120	$196

Accounts payable	$2	$9
Unearned revenue	26	34
Liabilities held for sale	$28	$43
1 Assets and liabilities held for sale relate to the anticipated divestiture of Energy’s geoscience and petroleum engineering software portfolio and the divestitures of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment as of June 30, 2026 and December 31, 2025, respectively. Additionally, assets held for sale include fixed assets related to our facility in Centennial, Colorado as of December 31, 2025.
3.    Income Taxes

The effective income tax rate was 23.5% and 22.3% for the three and six months ended June 30, 2026, respectively, and 22.8% and 22.2% for the three months and six months ended June 30, 2025, respectively. The higher 2026 rates are primarily due to a combination of discrete adjustments including tax charge on divestitures.

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

The Company is subject to tax examinations in various jurisdictions. As of June 30, 2026 and December 31, 2025, the total amount of federal, state and local, and foreign unrecognized tax benefits was $303 million and $322 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of both June 30, 2026 and December 31, 2025, we had $79 million of accrued interest and penalties associated with unrecognized tax benefits.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	June 30, 2026	December 31, 2025
4.0% Senior Notes, due 2026 [1]	$—	$3
2.95% Senior Notes, due 2027 [2]	500	499
2.45% Senior Notes, due 2027 [3]	1,247	1,246
4.75% Senior Notes, due 2028 [4]	777	784
4.25% Senior Notes, due 2029 [5]	985	991
2.5% Senior Notes, due 2029 [6]	498	498
2.95% Sustainability-Linked Senior Notes, due 2029 [7]	1,242	1,241
1.25% Senior Notes, due 2030 [8]	597	596
4.25% Senior Notes, due 2031 [9]	596	595
2.90% Senior Notes, due 2032 [10]	1,481	1,480
5.25% Senior Notes, due 2033 [11]	744	744
4.80% Senior Notes, due 2035 [12]	396	396
6.55% Senior Notes, due 2037 [13]	291	291
4.5% Senior Notes, due 2048 [14]	273	273
3.25% Senior Notes, due 2049 [15]	591	591
3.70% Senior Notes, due 2052 [16]	976	976
2.3% Senior Notes, due 2060 [17]	683	683
3.9% Senior Notes, due 2062 [18]	487	486
5.05% Senior Notes, due 2029 [19]	645	—
5.45% Senior Notes, due 2031 [20]	644	—
6.05% Senior Notes, due 2036 [21]	692	—
Commercial paper	825	715
Total debt	15,170	13,088
Less: short-term debt including current maturities	2,572	718
Long-term debt	$12,598	$12,370
1     We made a $3 million repayment of our 4.0% Senior Notes in the first quarter of 2026.
2    Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2026, the unamortized debt discount and issuance costs total less than $1 million.
3    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2026, the unamortized debt discount and issuance costs total $3 million.
4     Interest payments are due semiannually on February 1 and August 1.
5 Interest payments are due semiannually on May 1 and November 1.
6    Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2026, the unamortized debt discount and issuance costs total $2 million.
7    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2026, the unamortized debt discount and issuance costs total $8 million. From and including March 1, 2026, the interest rate payable on Sustainability-Linked Senior Notes due 2029 was increased by 25 basis points (0.25%) per annum, in accordance with the terms of the governing indenture.
8    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2026, the unamortized debt discount and issuance costs total $3 million.
9    Interest payments are due semiannually on January 15 and July 15, beginning on July 15, 2026, and as of June 30, 2026, the unamortized debt discount and issuance costs total $4 million.

10 Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2026, the unamortized debt discount and issuance costs total $19 million.
11 Interest payments are due semiannually on March 15 and September 15, and as of June 30, 2026, the unamortized debt discount and issuance costs total $6 million.
12    Interest payments are due semiannually on June 4 and December 4, and as of June 30, 2026, the unamortized debt discount and issuance costs total $4 million.
13    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2026, the unamortized debt discount and issuance costs total $2 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2026, the unamortized debt discount and issuance costs total $10 million.
15 Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2026, the unamortized debt discount and issuance costs total $9 million.
16    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2026, the unamortized debt discount and issuance costs total $24 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2026, the unamortized debt discount and issuance costs total $17 million.
18    Interest payments are due semiannually on March 1 and September 1 and as of June 30, 2026, the unamortized debt discount and issuance costs total $13 million.
19    Interest payments are due semiannually on June 15 and December 15, beginning on December 15, 2026, and as of June 30, 2026, the unamortized debt discount and issuance costs total $5 million.
20    Interest payments are due semiannually on June 15 and December 15, beginning on December 15, 2026, and as of June 30, 2026, the unamortized debt discount and issuance costs total $6 million.
21    Interest payments are due semiannually on June 15 and December 15, beginning on December 15, 2026, and as of June 30, 2026, the unamortized debt discount and issuance costs total $8 million.
The fair value of our total debt borrowings was $13.1 billion and $11.3 billion as of June 30, 2026 and December 31, 2025, respectively, and was estimated based on quoted market prices.

On May 19, 2026, in connection with the Separation, Mobility Global issued $650 million of 5.05% senior notes due in 2029, $650 million of 5.45% senior notes due in 2031 and $700 million of 6.05% senior notes due in 2036. The obligations under these senior notes are reflected in these financial statements, but became the sole responsibility of Mobility Global after the Separation.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of June 30, 2026, and December 31, 2025, we had $825 million and $715 million of outstanding commercial paper, respectively. During the second quarter of 2026, Mobility Global entered into a $500 million senior unsecured revolving credit facility, which was undrawn as of June 30, 2026, and became the sole responsibility of Mobility Global after the Separation.

Under the credit facility, we currently pay a commitment fee of 7 basis points. Our commitment fee and our drawn margin under the credit facility was reduced by 1 basis point and 5 basis points, respectively, for the approximately year-long period beginning April 6, 2026 as a result of our emissions performance for the year ended December 31, 2025. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

The only financial covenant in our credit facility is a requirement that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this ratio has never been exceeded.

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of June 30, 2026 and December 31, 2025, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2026 and twelve months ended December 31, 2025, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of June 30, 2026 and December 31, 2025, the aggregate notional value of these outstanding forward contracts was $1 billion and $1.5 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $8 million as of June 30, 2026 and December 31, 2025. The amount recorded in other current liabilities was $22 million and $6 million as of June 30, 2026 and December 31, 2025, respectively. The amount recorded in selling and general expense related to these contracts was a net loss of $8 million and $28 million for the three and six months ended June 30, 2026, respectively, and a net gain of $111 million and $160 million for the three and six months ended June 30, 2025, respectively.

Net Investment Hedges

As of June 30, 2026 and December 31, 2025, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2029, 2030, 2032 and 2033. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion as of June 30, 2026 and December 31, 2025. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $10 million and $20 million for the three and six months ended June 30, 2026 and net interest income of $11 million and $25 million for the three and six months ended June 30, 2025, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the six months ended June 30, 2026 and the twelve months ended December 31, 2025, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2028 and the fourth quarter of 2027, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of June 30, 2026, we estimate that $8 million of pre-tax loss related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of June 30, 2026 and December 31, 2025, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $505 million and $574 million, respectively.

Interest Rate Swaps
During the three months ended March 31, 2024, we terminated our interest rate swap contracts with an aggregate notional value of $813 million and received net proceeds of $155 million upon termination. These contracts were designated as cash flow hedges and were scheduled to mature beginning in the first quarter of 2027. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the gain of $155 million was recorded in accumulated other comprehensive loss in our consolidated balance sheet. A portion of the gain is being recognized into interest expense, net over the term related to the issuance of our senior notes in December of 2025 which are scheduled to mature in 2031 and 2035. We recognized interest income of $1 million and $3 million for the three and six months ended June 30, 2026.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of June 30, 2026 and December 31, 2025:

(in millions)		June 30,	December 31,
Balance Sheet Location		2026	2025
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$4	$5
Other current liabilities	Foreign exchange forward contracts	$13	$11
Derivatives designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$226	$294
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2026	2025		2026	2025
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$8	$—	Revenue, Selling and general expenses	$(3)	$3
Interest rate swap contracts	$(1)	$—	Interest expense, net	$1	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(22)	$(342)	Interest expense, net	$(1)	$(1)
Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2026	2025		2026	2025
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$—	$4	Revenue, Selling and general expenses	$(6)	$4
Interest rate swap contracts	$(3)	$—	Interest expense, net	$3	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$66	$(419)	Interest expense, net	$(2)	$(2)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(12)	$4	$(6)	$1
Change in fair value, net of tax	3	3	(6)	7
Reclassification into earnings, net of tax	3	(3)	6	(4)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(6)	$4	$(6)	$4

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$96	$99	$99	$99
Change in fair value, net of tax	—	—	(1)	—
Reclassification into earnings, net of tax	(1)	—	(3)	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$95	$99	$95	$99

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$(164)	$(25)	$(234)	$33
Change in fair value, net of tax	(17)	(259)	52	(318)
Reclassification into earnings, net of tax	1	1	2	2
Net unrealized losses on net investment hedges, net of taxes, end of period	$(180)	$(283)	$(180)	$(283)
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2026	2025	2026	2025
Service cost	$—	$—	$1	$1
Interest cost	17	18	33	35
Expected return on assets	(23)	(24)	(46)	(48)
Amortization of prior service credit / actuarial loss	3	1	5	2
Net periodic benefit cost	$(3)	$(5)	$(7)	$(10)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2026 and 2025.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2026. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2026 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2026, we contributed $5 million to our retirement plans and expect to make additional required contributions of approximately $6 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in second half of 2026.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the six months ended June 30, 2026 and 2025, total stock-based compensation expense related to restricted stock and other stock-based awards was $95 million and $92 million, respectively. During the six months ended June 30, 2026, the Company granted 0.5 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $441.03 per share. Total unrecognized compensation expense related to unvested equity awards as of June 30, 2026 was $284 million, which is expected to be recognized over a weighted average period of 1.6 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2026, 28.4 million shares remained under the 2025 Repurchase Program and the 2022 repurchase program was completed. Our 2025 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company’s share repurchases are accounted for as a cost of the treasury stock transaction, and are included in other current liabilities on our consolidated balance sheets. The amount recorded in other current liabilities was $16 million and $46 million as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company made an excise tax payment of $47 million, which is included in financing activities in the Consolidated Statement of Cash Flows.

The terms of each ASR agreement entered into during the six months ended June 30, 2026 and 2025, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
May 7, 2026 [1]	June 10, 2026	0.9	0.3	1.2	$414.76	$500
February 12, 2026 [2]	March 12, 2026	2.0	0.3	2.3	$426.70	$1,000
May 6, 2025 [3]	August 8, 2025	1.0	0.2	1.2	$518.47	$650
February 19, 2025 [4]	May 6, 2025	1.0	0.3	1.3	$491.12	$650
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and initially received shares valued at 80% of the $500 million at a price equal to the market price of the Company’s common stock on May 7, 2026. The Company received an initial delivery of 0.9 million shares from the ASR program. We completed the ASR agreement on June 10, 2026 and received an additional 0.3 million shares. The ASR agreement was executed under our 2025 Repurchase Program.
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

During the six months ended June 30, 2026, we received 4.3 million shares, including 0.8 million shares received in February of 2026 related to our December 4, 2025 ASR agreement. During the six months ended June 30, 2026, we purchased a total of 3.5 million shares for $1.5 billion of cash related to our February 12, 2026 and May 7, 2026 ASR agreements. During the six months ended June 30, 2025, we received 2.7 million shares, including 0.3 million shares received in February of 2025 related to our October 28, 2024 ASR agreement. During the six months ended June 30, 2025, we purchased a total of 2.4 million shares for $1.3 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interests during the six months ended June 30, 2026 were as follows:

(in millions)
Balance as of December 31, 2025	$4,917
Net income attributable to redeemable noncontrolling interests	197
Distributions payable to redeemable noncontrolling interests	(165)
Redemption value adjustment	86
Other [1]	(11)
Balance as of June 30, 2026 [2]	$5,024
1 Includes foreign currency translation adjustments.
2 As of June 30, 2026, $5,022 million relates to our redeemable noncontrolling interest in the Indices business.

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(403)		$(386)		$92		$(697)
Other comprehensive income (loss) before reclassifications	(75)	1	(4)		(7)		(86)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	2		6	2	3	3	11
Net other comprehensive income	(73)		2		(4)		(75)
Balance as of June 30, 2026	$(476)		$(384)		$88		$(772)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax expense of $1 million for the six months ended June 30, 2026. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2026	2025	2026	2025
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$1,217	$1,072	$2,613	$2,161

Basic weighted-average number of common shares outstanding	295.4	305.9	296.4	306.6
Effect of dilutive securities	0.1	0.2	0.2	0.3
Diluted weighted-average number of common shares outstanding	295.5	306.1	296.6	306.9

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$4.12	$3.50	$8.82	$7.05
Diluted	$4.12	$3.50	$8.81	$7.04
We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2026 and 2025, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million and 0.7 million as of June 30, 2026 and 2025, respectively, were excluded.

10.    Restructuring
We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2026 and 2025 restructuring plans consisted of a company-wide workforce reduction of approximately 450 and 1,300 positions and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2026 by segment is as follows:

	2026 Restructuring Plan		2025 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Market Intelligence	$15	$14	$56	$8
Ratings	8	7	17	3
Energy	8	7	19	7
Mobility	—	—	15	2
Indices	—	—	4	2
Corporate	11	9	46	11
Total	$42	$37	$157	$33

We recorded a pre-tax restructuring charge of $42 million primarily related to employee severance charges for the 2026 restructuring plan during the six months ended June 30, 2026 and have reduced the reserve by $5 million. The ending reserve balance for the 2025 restructuring plan was $85 million as of December 31, 2025. For the six months ended June 30, 2026, we have reduced the reserve for the 2025 restructuring plan by $52 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
Effective July 1, 2026, we have four reportable segments: Market Intelligence, Ratings, Energy and Indices. The results of Mobility are included through June 30, 2026. Beginning with the third quarter of 2026, the historical financial results of Mobility through June 30, 2026 will be reflected in our consolidated financial statements as discontinued operations in accordance with U.S. GAAP for all periods.

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

Operating results for the periods ended June 30 are as follows:

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Total
	Three Months Ended June 30, 2026
Revenue from external customers	$1,286	$1,293	$568	$468	$531	$4,146
Intersegment revenue [1]	4	46	—	—	3	53
Revenue	1,290	1,339	568	468	534	4,199
Intersegment elimination						(53)
Total revenue						4,146
Less: segment expenses [2]	824	417	287	267	148	1,943
Less: other segment items [3]	173	9	48	97	13	340
Intersegment elimination						(53)
Segment operating profit	$293	$913	$233	$104	$373	$1,916
Corporate Unallocated expense [4]						104
Operating profit						1,812
Other income, net						(4)
Interest expense, net						87
Income before taxes on income						$1,729

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Total
	Six Months Ended June 30, 2026
Revenue from external customers	$2,579	$2,550	$1,221	$921	$1,047	$8,318
Intersegment revenue [1]	7	91	—	—	6	104
Revenue	2,586	2,641	1,221	921	1,053	8,422
Intersegment elimination						(104)
Total revenue						8,318
Less: segment expenses [2]	1,684	837	617	539	284	3,961
Less: other segment items [3]	169	10	84	185	24	472
Intersegment elimination						(104)
Segment operating profit	$733	$1,794	$520	$197	$745	$3,989
Corporate Unallocated expense [4]						175
Operating profit						3,814
Other income, net						(6)
Interest expense, net						182
Income before taxes on income						$3,638

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Total
	Three Months Ended June 30, 2025
Revenue from external customers	$1,214	$1,105	$555	$438	$443	$3,755
Intersegment revenue [1]	3	43	—	—	3	49
Revenue	1,217	1,148	555	438	446	3,804
Intersegment elimination						(49)
Total revenue						3,755
Less: segment expenses [2]	787	396	285	253	128	1,849
Less: other segment items [3]	171	37	37	81	9	335
Intersegment elimination						(49)
Segment operating profit	$259	$715	$233	$104	$309	$1,620
Corporate Unallocated expense [4]						80
Equity in income on unconsolidated subsidiaries						(11)
Operating profit						1,551
Other income, net						(28)
Interest expense, net						77
Income before taxes on income						$1,502

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Total
	Six Months Ended June 30, 2025
Revenue from external customers	$2,410	$2,212	$1,167	$858	$885	$7,532
Intersegment revenue [1]	6	85	—	—	6	97
Revenue	2,416	2,297	1,167	858	891	7,629
Intersegment elimination						(97)
Total revenue						7,532
Less: segment expenses [2]	1,593	784	603	511	249	3,740
Less: other segment items [3]	344	42	76	157	18	637
Intersegment elimination						(97)
Segment operating profit	$479	$1,471	$488	$190	$624	$3,252
Corporate Unallocated expense [4]						145
Equity in income on unconsolidated subsidiaries						(22)
Operating profit						3,129
Other income, net						(23)
Interest expense, net						154
Income before taxes on income						$2,998

1    Intersegment revenue primarily relates to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2     The segment expense category for Market Intelligence, Ratings, Energy, Mobility and Indices for the three and six months ended June 30, 2026 and 2025 primarily include an aggregation of compensation costs, technology costs and strategic investments. The CODM considers actual-to-actual and budget-to-actual variances when making decisions about allocating personnel and capital to the segments; however, the CODM does not receive the individual expense items underlying the overall segment expenses. Variance explanations include segment expenses including compensation costs, technology costs and strategic investments, but the CODM is otherwise not provided, and cannot easily calculate, lower-level expense information.
3     Other segment items for the three and six months ended June 30, 2026 for each reportable segment primarily include amortization of intangibles from acquisitions, gain on dispositions and certain items primarily including acquisition and disposition-related costs and employee severance charges. Other segment items for the three and six months ended June 30, 2025 for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including employee severance charges, legal costs, acquisition and disposition-related costs and Executive Leadership Team transition costs.
4 Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses.

The following table presents our revenue disaggregated by revenue type for the periods ended June 30:

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Intersegment Elimination [1]	Total
	Three Months Ended June 30, 2026
Subscription	$1,076	$—	$518	$383	$87	$—	$2,064
Non-subscription / Transaction	41	746	23	85	—	—	895
Non-transaction	—	593	—	—	—	(53)	540
Asset-linked fees	—	—	—	—	348	—	348
Sales usage-based royalties	—	—	27	—	99	—	126
Recurring variable revenue	173	—	—	—	—	—	173
Total revenue	$1,290	$1,339	$568	$468	$534	$(53)	$4,146

Timing of revenue recognition
Services transferred at a point in time	$41	$746	$23	$85	$—	$—	$895
Services transferred over time	1,249	593	545	383	534	(53)	3,251
Total revenue	$1,290	$1,339	$568	$468	$534	$(53)	$4,146

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Intersegment Elimination [1]	Total
	Six Months Ended June 30, 2026
Subscription	$2,128	$—	$1,024	$754	$171	$—	$4,077
Non-subscription / Transaction	117	1,458	132	167	—	—	1,874
Non-transaction	—	1,183	—	—	—	(104)	1,079
Asset-linked fees	—	—	—	—	688	—	688
Sales usage-based royalties	—	—	65	—	194	—	259
Recurring variable revenue	341	—	—	—	—	—	341
Total revenue	$2,586	$2,641	$1,221	$921	$1,053	$(104)	$8,318

Timing of revenue recognition
Services transferred at a point in time	$117	$1,458	$132	$167	$—	$—	$1,874
Services transferred over time	2,469	1,183	1,089	754	1,053	(104)	6,444
Total revenue	$2,586	$2,641	$1,221	$921	$1,053	$(104)	$8,318

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Intersegment Elimination [1]	Total
	Three Months Ended June 30, 2025
Subscription	$1,017	$—	$500	$357	$80	$—	$1,954
Non-subscription / Transaction	42	597	25	81	—	—	745
Non-transaction	—	551	—	—	—	(49)	502
Asset-linked fees	—	—	—	—	286	—	286
Sales usage-based royalties	—	—	30	—	80	—	110
Recurring variable revenue	158	—	—	—	—	—	158
Total revenue	$1,217	$1,148	$555	$438	$446	$(49)	$3,755

Timing of revenue recognition
Services transferred at a point in time	$42	$597	$25	$81	$—	$—	$745
Services transferred over time	1,175	551	530	357	446	(49)	3,010
Total revenue	$1,217	$1,148	$555	$438	$446	$(49)	$3,755

(in millions)	Market Intelligence	Ratings	Energy	Mobility	Indices	Intersegment Elimination [1]	Total
	Six Months Ended June 30, 2025
Subscription	$2,010	$—	$986	$700	$155	$—	$3,851
Non-subscription / Transaction	98	1,217	122	158	—	—	1,595
Non-transaction	—	1,080	—	—	—	(97)	983
Asset-linked fees	—	—	—	—	574	—	574
Sales usage-based royalties	—	—	59	—	162	—	221
Recurring variable revenue	308	—	—	—	—	—	308
Total revenue	$2,416	$2,297	$1,167	$858	$891	$(97)	$7,532

Timing of revenue recognition
Services transferred at a point in time	$98	$1,217	$122	$158	$—	$—	$1,595
Services transferred over time	2,318	1,080	1,045	700	891	(97)	5,937
Total revenue	$2,416	$2,297	$1,167	$858	$891	$(97)	$7,532
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information as of June 30, 2026 and December 31, 2025 is as follows:

(in millions)	Total Assets
	June 30,	December 31,
	2026	2025
Market Intelligence	$30,323	$31,234
Ratings	1,417	1,137
Energy	8,480	8,543
Mobility	12,835	12,974
Indices	3,421	3,378
Total reportable segments	56,476	57,266
Corporate [1]	6,310	3,738
Assets of held for sale [2]	120	196
Total	$62,906	$61,200
1Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, investments, assets for pension benefits and deferred income taxes.
2Relates to the anticipated divestiture of Energy’s geoscience and petroleum engineering software portfolio and the divestitures of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment as of June 30, 2026 and December 31, 2025, respectively. Additionally, assets held for sale include fixed assets related to our facility in Centennial, Colorado as of December 31, 2025.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2026	2025	2026	2025
U.S.	$2,530	$2,269	$5,154	$4,611
European region	952	863	1,848	1,711
Asia	440	408	870	791
Rest of the world	224	215	446	419
Total	$4,146	$3,755	$8,318	$7,532

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of June 30, 2026 and December 31, 2025:

(in millions)		June 30,	December 31,
Balance Sheet Location		2026	2025
Assets
Right of use assets	Lease right of use assets	$392	$413
Liabilities
Other current liabilities	Current lease liabilities	126	124
Lease liabilities — non-current	Non-current lease liabilities	452	494
The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2026	2025	2026	2025
Operating lease cost	$30	$31	$58	$62
Sublease income	(12)	(3)	(17)	(7)
Total lease cost	$18	$28	$41	$55

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2026	2025	2026	2025
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$38	$34	$75	$70

Right of use assets obtained in exchange for lease obligations
Operating leases	21	2	36	21

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	4.7	5.3
Weighted-average discount rate	4.21%	4.25%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2026 (Excluding the six months ended June 30, 2026)	$75
2027	141
2028	115
2029	92
2030	68
2031 and beyond	159
Total undiscounted lease payments	$650
Less: Imputed interest	72
Present value of lease liabilities	$578

As of June 30, 2026, the Company has certain lease agreements that have not yet commenced with total estimated future lease payments of $81 million which have been excluded from the table above. These leases are expected to begin in the third quarter of 2026 and continue through 2037, with lease terms ranging from 1 year to 11 years. The majority of these lease agreements relate to our Mobility segment. The obligations of these lease agreements related to Mobility are reflected in these financial statements, but became the sole responsibility of Mobility Global after the Separation.

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During the three months and six months ended June 30, 2026, S&P Dow Jones Indices LLC earned $54 million and $107 million of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2025, S&P Dow Jones Indices LLC earned $51 million and $103 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

13. Recently Issued or Adopted Accounting Standards

In May of 2026, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods, and early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In November of 2025, the FASB issued accounting guidance to more closely align hedge accounting with the economics of an entity's risk management activities. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2026. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2025 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Six Months Ended June 30, 2026 and 2025
•Liquidity and Capital Resources
•Reconciliation of Non-GAAP Financial Information
•Critical Accounting Estimates
•Recently Issued or Adopted Accounting Standards
•Forward-Looking Statements

OVERVIEW
We are a global, diversified, and highly differentiated provider of benchmarks, data, analytics and workflow solutions in the global capital and energy and commodity markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers and the energy and commodity markets include producers, consumers, traders and intermediaries within energy, chemicals, shipping, metals, carbon and agriculture. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels.

On July 1, 2026, the previously announced separation (the “Separation”) of Mobility Global Inc. (“Mobility Global”) from S&P Global became effective. The separation of Mobility Global, which comprises the business of S&P Global and its subsidiaries which previously operated under the S&P Global Mobility (“Mobility”) segment, was achieved through S&P Global’s distribution (the “Distribution”) of 100% of the shares of Mobility Global common stock to holders of S&P Global common stock effective as of 12:01 a.m. New York City time on July 1, 2026, with holders of S&P Global common stock receiving one share of Mobility Global common stock for every share of S&P Global common stock held at the close of business on June 15, 2026 (the “Record Date”). Following the Distribution, Mobility Global became an independent, publicly-traded company with its common stock listed under the symbol “MBGL” on the New York Stock Exchange.
Effective July 1, 2026, our operations consist of four reportable segments: S&P Global Ratings (“Ratings”), S&P Dow Jones Indices (“Indices”), S&P Global Energy (“Energy”) and S&P Global Market Intelligence (“Market Intelligence”).
•Ratings is an independent provider of credit ratings, research, and analytics.
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
The results of Mobility are included through June 30, 2026. Beginning with the third quarter of 2026, the historical financial results of Mobility through June 30, 2026 will be reflected in our consolidated financial statements as discontinued operations in accordance with U.S. GAAP for all periods. Costs that were historically allocated to Mobility that do not meet the requirements to be presented in discontinued operations will be reallocated to continuing operations. Additionally, beginning with the third quarter of 2026, results will reflect product transfers of 451 Research and Maritime & Trade from Market Intelligence to Energy which include the transfer of both revenue and expenses and a small portion of expenses associated with the transfer of Credit Analytics products from Market Intelligence to Ratings.
Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2026	2025	% Change [1]	2026	2025	% Change [1]
Revenue	$4,146	$3,755	10%	$8,318	$7,532	10%
Operating profit [2]	$1,812	$1,551	17%	$3,814	$3,129	22%
Operating margin %	44%	41%		46%	42%
Diluted earnings per share from net income	$4.12	$3.50	18%	$8.81	$7.04	25%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three and six months ended June 30, 2026 includes disposition-related costs of $79 million and $118 million, respectively, employee severance charges of $44 million, gain on dispositions of $11 million and $186 million, respectively, acquisition-related costs of $6 million and $16 million, respectively, asset impairment of $4 million, a statutorily required labor law accrual adjustment of $2 million and employee-related costs of $1 million and $3 million, respectively. Operating profit for the six months ended June 30, 2026 includes lease impairments of $5 million. Operating profit for the three and six months ended June 30, 2025 includes legal costs of $29 million, employee severance charges of $49 million and $82 million, respectively, disposition-related costs of $11 million and $13 million, respectively, Executive Leadership Team transition costs of $5 million and $17 million, acquisition-related costs of $5 million and $13 million, respectively, lease-related costs of $2 million and $7 million, respectively, a gain on disposition of $3 million and asset write-offs of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $275 million and $283 million for the three months ended June 30, 2026 and 2025, respectively, and $551 million and $564 million for the six months ended June 30, 2026 and 2025, respectively.

Three Months

Revenue increased 10% driven by increases at all of our reportable segments. The increase at Ratings was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance. Non-transaction revenue increased primarily due to an increase in surveillance revenue, higher Ratings Evaluation Service (“RES”) activity and an increase in revenue at our Crisil subsidiary. Excluding the impact of recent acquisitions and a disposition, the increase at Market Intelligence was primarily due to subscription revenue growth in Data, Analytics and Insights, growth for Lending Solutions in Enterprise Solutions, and growth in RatingsXpress®. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth at Market Intelligence. The increase at Indices was primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Energy was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. The increase at Mobility was primarily due to continued new business growth within the Dealer business and the favorable impact of improved contract terms. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 17%. Excluding the impact of higher disposition-related costs in 2026 of 8 percentage points, partially offset by higher legal costs in 2025 of 3 percentage points, higher gain on dispositions in 2026 of 1 percentage point and higher amortization of intangibles from acquisitions in 2025 of 1 percentage point, operating profit increased 14%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months

Revenue increased 10% driven by increases at all of our reportable segments. The increase at Ratings was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance. Non-transaction revenue increased primarily due to an increase in surveillance revenue, higher RES activity and an increase in revenue at our Crisil subsidiary. Excluding the impact of recent acquisitions and a disposition, the increase at Market Intelligence was primarily due to subscription revenue growth in Data, Analytics and Insights, growth for Lending Solutions in Enterprise Solutions, and growth in RatingsXpress®. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth at Market Intelligence. The increase at Indices was primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Energy was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. The increase at Mobility was primarily due to continued new business growth within the Dealer business, solid underwriting volumes within the Financial business and the favorable impact of improved contract terms. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 22%. Excluding the impact of a gain on dispositions in 2026 of 9 percentage points, higher employee severance charges in 2025 of 2 percentage points, higher legal costs in 2025 of 1 percentage point, Executive Leadership Team transition costs in 2025 of 1 percentage point and higher amortization of intangibles from acquisitions in 2025 of 1 percentage point, partially offset by higher disposition related costs in 2026 of 5 percentage points, operating profit increased 13%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. Foreign exchange rates had a favorable impact of 2 percentage points.

Our Strategy

We are a global, diversified, and highly differentiated provider of benchmarks, data, analytics and workflow solutions in the global capital and energy and commodity markets. Our mission is Advancing Essential Intelligence.

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

Amplify Enterprise Capabilities and AI

•Enabling growth, innovation, and operating leverage through our integrated operating model that removes siloes across enterprise data, enterprise technology, and client coverage teams;

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Consolidated Review

(in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$4,146	$3,755	10%	$8,318	$7,532	10%
Total Expenses:
Operating-related expenses	1,165	1,119	4%	2,400	2,272	6%
Selling and general expenses	873	803	9%	1,675	1,568	7%
Depreciation and amortization	307	296	4%	615	588	5%
Total expenses	2,345	2,218	6%	4,690	4,428	6%
Gain on dispositions	(11)	(3)	N/M	(186)	(3)	N/M
Equity in income on unconsolidated subsidiaries	—	(11)	N/M	—	(22)	N/M
Operating profit	1,812	1,551	17%	3,814	3,129	22%
Other income, net	(4)	(28)	86%	(6)	(23)	75%
Interest expense, net	87	77	13%	182	154	18%
Provision for taxes on income	406	342	19%	810	667	21%
Net income	1,323	1,160	14%	2,828	2,331	21%
Less: net income attributable to noncontrolling interests	(106)	(88)	(20)%	(215)	(170)	(26)%
Net income attributable to S&P Global Inc.	$1,217	$1,072	14%	$2,613	$2,161	21%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$4,146	$3,755	10%	$8,318	$7,532	10%

Subscription revenue	2,064	1,954	6%	4,077	3,851	6%
Non-subscription / transaction revenue	895	745	20%	1,874	1,595	18%
Non-transaction revenue	540	502	8%	1,079	983	10%
Asset-linked fees	348	286	22%	688	574	20%
Sales usage-based royalties	126	110	14%	259	221	17%
Recurring variable	173	158	9%	341	308	11%

% of total revenue:
Subscription revenue	50%	52%		49%	51%
Non-subscription / transaction revenue	22%	20%		23%	21%
Non-transaction revenue	13%	13%		13%	13%
Asset-linked fees	8%	8%		8%	8%
Sales usage-based royalties	3%	3%		3%	3%
Recurring variable	4%	4%		4%	4%

U.S. revenue	$2,530	$2,269	12%	$5,154	$4,611	12%
International revenue:
European region	952	863	10%	1,848	1,711	8%
Asia	440	408	8%	870	791	10%
Rest of the world	224	215	4%	446	419	6%
Total international revenue	$1,616	$1,486	9%	$3,164	$2,921	8%
% of total revenue:
U.S. revenue	61%	60%		62%	61%
International revenue	39%	40%		38%	39%

Three Months

Revenue increased 10% as compared to the three months ended June 30, 2025. Subscription revenue increased in 2026 primarily due to growth in Data, Analytics & Insights, growth for Lending Solutions in Enterprise Solutions and growth in RatingsXpress® and the impact of recent acquisitions at Market Intelligence; new business growth within the Dealer business and the favorable impact of improved contract terms at Mobility; continued demand for Energy market data and market insights products; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to higher corporate bond ratings revenue at Ratings. Non-transaction revenue increased primarily due to an increase in surveillance revenue, higher RES activity and an increase in revenue at our Crisil subsidiary at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Revenue increased 10% as compared to the six months ended June 30, 2025. Subscription revenue increased in 2026 primarily due to growth in Data, Analytics & Insights, growth for Lending Solutions in Enterprise Solutions and growth in RatingsXpress® and the impact of recent acquisitions at Market Intelligence; new business growth within the Dealer business, solid underwriting volumes within the Financial business and the favorable impact of improved contract terms at Mobility; continued demand for Energy market data and market insights products; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to higher corporate bond ratings revenue at Ratings and an increase in conference revenue at Energy. Non-transaction revenue increased primarily due to an increase in surveillance revenue, higher RES activity and an increase in revenue at our Crisil subsidiary at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Energy. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
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

Three Months

(in millions)	2026		2025		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$530	$302	$513	$289	3%	4%
Ratings [2]	278	138	262	163	6%	(15)%
Energy [3]	174	127	176	112	(1)%	13%
Mobility [4]	138	146	134	119	2%	23%
Indices [5]	80	69	67	60	20%	15%
Intersegment eliminations [6]	(53)	—	(49)	—	(7)%	N/M
Total segments	1,147	782	1,103	743	4%	5%
Corporate Unallocated expense [7]	18	91	16	60	13%	50%
Total	$1,165	$873	$1,119	$803	4%	9%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2026, selling and general expenses include employee severance charges of $15 million, acquisition-related costs of $2 million, a statutorily required labor law accrual adjustment of $2 million and disposition-related costs of $1 million. In 2025, selling and general expenses include employee severance charges of $19 million, acquisition-related costs of $4 million and disposition-related costs of $2 million.
2 In 2026, selling and general expenses include employee severance charges of $8 million. In 2025, selling and general expenses include legal costs of $27 million and employee severance charges of $8 million.
3 In 2026, selling and general expenses include employee severance charges of $8 million, asset impairment of $4 million, acquisition-related costs of $3 million and disposition-related costs of $2 million. In 2025, selling and general expenses include employee severance charges of $4 million.
4     In 2026, selling and general expenses include disposition-related costs of $21 million. In 2025, selling and general expenses include employee severance charges of $5 million.
5     In 2026, selling and general expenses include employee severance charges of $1 million and employee-related costs of $1 million.
6     Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2026, selling and general expenses include disposition-related costs of $56 million, employee severance charges of $11 million and acquisition-related costs of $1 million. In 2025, selling and general expenses include employee severance charges of $12 million, disposition-related costs of $9 million, Executive Leadership Team transition costs of $5 million, legal costs of $2 million, a lease impairment of $2 million, acquisition-related costs of $1 million and an asset write-off of $1 million.
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

Selling and General Expenses

Selling and general expenses increased 9%. Selling and general expenses increased 5% excluding the impact in 2026 of higher disposition-related costs of 7 percentage points, partially offset by higher legal costs in 2025 of 3 percentage points. The increase was primarily driven by higher compensation costs driven by annual merit increases and additional headcount partially associated with recent acquisitions at Market Intelligence, and an increase in strategic initiatives.

Depreciation and Amortization

Depreciation and amortization increased $11 million to $307 million in 2026 compared to 2025 primarily due to higher intangible asset amortization driven by recent acquisitions at Market Intelligence and higher depreciation due to new asset purchases, partially offset by assets being fully amortized.

Six Months

(in millions)	2026		2025		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Market Intelligence [1]	$1,088	$604	$1,036	$587	5%	3%
Ratings [2]	562	266	522	287	8%	(7)%
Energy [3]	390	241	384	226	1%	7%
Mobility [4]	278	286	266	243	5%	18%
Indices [5]	153	132	129	116	18%	14%
Intersegment eliminations [6]	(104)	—	(97)	—	(7)%	N/M
Total segments	2,367	1,529	2,240	1,459	6%	5%
Corporate Unallocated expense [7]	33	146	32	109	4%	34%
Total	$2,400	$1,675	$2,272	$1,568	6%	7%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 In 2026, selling and general expenses include employee severance charges of $15 million, acquisition-related costs of $12 million, disposition-related costs of $4 million and a statutorily required labor law accrual adjustment of $2 million. In 2025, selling and general expenses include employee severance charges of $33 million, acquisition-related costs of $10 million, Executive Leadership Team transition costs of $4 million and disposition-related costs of $3 million.
2 In 2026, selling and general expenses include employee severance charges of $8 million. In 2025, selling and general expenses include legal costs of $27 million and employee severance charges of $10 million.
3 In 2026, selling and general expenses include employee severance charges of $8 million, asset impairment of $4 million, acquisition-related costs of $3 million and disposition-related costs of $3 million. In 2025, selling and general expenses include employee severance charges of $10 million.
4     In 2026, selling and general expenses include disposition-related costs of $34 million. In 2025, selling and general expenses include employee severance charges of $5 million.
5     In 2026, selling and general expenses include employee-related costs of $2 million, employee severance charges of $1 million and acquisition-related costs of $1 million.
6     Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
7 In 2026, selling and general expenses include disposition-related costs of $78 million, employee severance charges of $11 million, lease impairments of $5 million and acquisition-related costs of $1 million. In 2025, selling and general expenses include employee severance charges of $23 million, Executive Leadership Team transition costs of $13 million, disposition-related costs of $10 million, a lease impairment of $7 million, acquisition-related costs of $2 million, legal costs of $2 million and an asset write-off of $1 million.
Operating-Related Expenses

Operating-related expenses increased 6% primarily driven by higher compensation costs driven by annual merit increases and additional headcount partially associated with recent acquisitions at Market Intelligence, and an increase in strategic initiatives.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 7%. Selling and general expenses increased 6% excluding the impact in 2026 of higher disposition-related costs of 5 percentage points, partially offset by employee severance charges in 2025 of 2 percentage points, higher legal costs in 2025 of 1 percentage point and Executive Leadership Team transition costs in 2025 of 1 percentage point.

The increase was primarily driven by higher compensation costs driven by annual merit increases and additional headcount partially associated with recent acquisitions at Market Intelligence, and an increase in strategic initiatives.

Depreciation and Amortization

Depreciation and amortization increased $27 million to $615 million in 2026 compared to 2025 primarily due to higher intangible asset amortization driven by recent acquisitions at Market Intelligence and higher depreciation due to new asset purchases, partially offset by assets being fully amortized.

Gain on Dispositions

During the six months ended June 30, 2026, we recorded a pre-tax gain of $186 million ($178 million after-tax) related to the following dispositions, which was included in Gain on dispositions in the consolidated statement of income:

•In April of 2026, we sold our facility at Centennial, Colorado. During the three and six months ended June 30, 2026, we recorded a pre-tax gain of $11 million ($8 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Centennial.

•In March of 2026, we recorded a pre-tax gain of $3 million ($3 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of OSTTRA in October of 2025.

•On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the six months ended June 30, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.

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

The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2026	2025	% Change
Market Intelligence [1]	$293	$259	13%
Ratings [2]	913	715	28%
Energy [3]	233	233	—%
Mobility [4]	104	104	(1)%
Indices [5]	373	309	21%
Total segment operating profit	1,916	1,620	18%
Corporate Unallocated expense [6]	(104)	(80)	(31)%
Equity in income on unconsolidated subsidiaries [7]	—	11	N/M
Total operating profit	$1,812	$1,551	17%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     2026 includes employee severance charges of $15 million, acquisition-related costs of $2 million, a statutorily required labor law accrual adjustment of $2 million and disposition-related costs of $1 million. 2025 includes employee severance charges $19 million, acquisition-related costs of $4 million, a gain on disposition of $3 million and disposition-related costs of $2 million. 2026 and 2025 include amortization of intangibles from acquisitions of $153 million and $150 million, respectively.
2    2026 includes employee severance charges of $8 million. 2025 includes legal costs of $27 million and employee severance charges of $8 million. 2026 and 2025 include amortization of intangibles from acquisitions of $1 million and $2 million, respectively.
3 2026 includes employee severance charges of $8 million, asset impairment of $4 million, acquisition-related costs of $3 million and disposition-related costs of $2 million. 2025 includes employee severance charges of $4 million. 2026 and 2025 include amortization of intangibles from acquisitions of $33 million.
4    2026 includes disposition-related costs of $21 million. 2025 includes employee severance charges of $5 million. 2026 and 2025 include amortization of intangibles from acquisitions of $76 million.
5    2026 includes employee severance charges of $1 million and employee-related costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $10 million and $9 million, respectively.
6    2026 includes disposition-related costs of $56 million, employee severance charges of $11 million, gain on disposition of $11 million, and acquisition-related costs of $1 million. 2025 employee severance charges of $12 million, disposition-related costs of $9 million, Executive Leadership Team transition costs of $5 million, legal costs of $2 million, a lease impairment of $2 million, acquisition-related costs of $1 million and an asset write-off of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.
7    2025 includes amortization of intangibles from acquisitions of $13 million.

Segment Operating Profit — Segment operating profit increased 18% as compared to 2025. Excluding the impact of higher disposition-related costs in 2026 of 11 percentage points, higher amortization of intangibles from acquisitions in 2026 of 2 percentage points, a gain on dispositions in 2025 of 2 percentage points, an asset impairment in 2026 of 2 percentage points, higher acquisition related costs in 2026 of 1 percentage point, higher other employee-related costs in 2026 of 1 percentage point and a statutorily required labor law accrual adjustment of 1 percentage point, partially offset by higher legal costs in 2025 of 15 percentage points and higher employee severance charges in 2025 of 2 percentage points, operating profit increased 15% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 31% compared to 2025. Excluding the impact of higher disposition-related costs in 2026 of 61 percentage points and higher amortization of intangibles from acquisitions in 2026 of 2 percentage points, partially offset by a gain on disposition in 2026 of 14 percentage points, other employee-related costs in 2025 of 6 percentage points, higher legal costs in 2025 of 2 percentage points, higher employee severance charges in 2025 of 2 percentage points, an asset write-off in 2025 of 2 percentage points and higher lease impairments in 2025 of 2 percentage points, Corporate Unallocated expense decreased 4% primarily due to lower incentives.

Equity in Income on Unconsolidated Subsidiaries — On October 10, 2025, the Company and CME Group completed the sale of OSTTRA, an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture. Equity in Income on Unconsolidated Subsidiaries was $11 million for the three months ended June 30, 2025.

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

Six Months

(in millions)	2026	2025	% Change
Market Intelligence [1]	$733	$479	53%
Ratings [2]	1,794	1,471	22%
Energy [3]	520	488	6%
Mobility [4]	197	190	4%
Indices [5]	745	624	19%
Total segment operating profit	3,989	3,252	23%
Corporate Unallocated expense [6]	(175)	(145)	(21)%
Equity in income on unconsolidated subsidiaries [7]	—	22	N/M
Total operating profit	$3,814	$3,129	22%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     2026 includes gain on disposition of $172 million, employee severance charges of $15 million, acquisition-related costs of $12 million, disposition-related costs of $4 million and a statutorily required labor law accrual adjustment of $2 million. 2025 includes employee severance charges $33 million, acquisition-related costs of $10 million, Executive Leadership Team transition costs of $4 million, a gain on disposition of $3 million and disposition-related costs of $3 million. 2026 and 2025 include amortization of intangibles from acquisitions of $309 million and $297 million, respectively.
2    2026 includes employee severance charges of $8 million. 2025 includes legal costs of $27 million and employee severance charges of $10 million. 2026 and 2025 include amortization of intangibles from acquisitions of $2 million and $4 million, respectively.
3 2026 includes employee severance charges of $8 million, asset impairment of $4 million, acquisition-related costs of $3 million and disposition-related costs of $3 million. 2025 includes employee severance charges of $10 million. 2026 and 2025 include amortization of intangibles from acquisitions of $65 million.
4    2026 includes disposition-related costs of $34 million. 2025 includes employee severance charges of $5 million. 2026 and 2025 include amortization of intangibles from acquisitions of $152 million.
5    2026 includes employee-related costs of $2 million, employee severance charges of $1 million and acquisition-related costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $20 million and $18 million, respectively.
6    2026 includes disposition-related costs of $78 million, gain on dispositions of $14 million, employee severance charges of $11 million, lease impairments of $5 million and acquisition-related costs of $1 million. 2025 includes employee severance charges of $23 million, Executive Leadership Team transition costs of $13 million, disposition-related costs of $10 million, a lease impairment of $7 million, acquisition-related costs of $2 million, legal costs of $2 million and an asset write-off of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $3 million and $1 million, respectively.
7    2025 includes amortization of intangibles from acquisitions of $26 million.

Segment Operating Profit — Segment operating profit increased 23% as compared to 2025. Excluding the impact of a gain on dispositions in 2026 of 8 percentage points, legal settlement costs in 2025 of 1 percentage point, and higher employee severance charges in 2025 of 1 percentage point, partially offset by higher disposition-related costs in 2026 of 2 percentage points, operating profit increased 15% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 21%

compared to 2025. Excluding the impact of a disposition-related costs in 2026 of 40 percentage points and higher amortization of intangibles from acquisitions in 2026 of 1 percentage point, partially offset by a gain on disposition in 2026 of 8 percentage points, higher employee severance charges in 2025 of 7 percentage points, other employee-related costs in 2025 of 7 percentage points, higher lease impairments in 2025 of 2 percentage points, higher acquisition-related costs in 2025 of 1 percentage point and higher legal costs in 2025 of 1 percentage point, Corporate Unallocated expense increased 6% primarily due to higher conference expenses and professional fees.

Equity in Income on Unconsolidated Subsidiaries — On October 10, 2025, the Company and CME Group completed the sale of OSTTRA, an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture. Equity in Income on Unconsolidated Subsidiaries was $22 million for the six months ended June 30, 2025.

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

Other Income, net

Other income, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $4 million for the three months ended June 30, 2026 compared to $28 million for the three months ended June 30, 2025 and $6 million for the six months ended June 30, 2026 compared to $23 million for the six months ended June 30, 2025 due to higher gains on our mark-to-market investments in 2025.

Interest Expense, net

Interest expense, net was $87 million for the three months ended June 30, 2026 compared to $77 million for the three months ended June 30, 2025 and $182 million for the six months ended June 30, 2026 compared to $154 million for the six months ended June 30, 2025, primarily due to an increase in interest expense related to the issuance of our senior notes in December of 2025 and increased expense related to commercial paper borrowings in 2026 to partially finance the Company's ASR agreement entered into in February of 2026 and short-term working capital requirements.

Provision for Income Taxes

The effective income tax rate was 23.5% and 22.3% for the three and six months ended June 30, 2026, respectively, and 22.8% and 22.2% for the three and six months ended June 30, 2025, respectively. The higher 2026 rates are primarily due to a combination of discrete adjustments including tax charge on divestitures.

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

On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the six months ended June 30, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.
Market Intelligence includes the following business lines through June 30, 2026:

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
Effective July 1, 2026, Market Intelligence will be operated under two business lines:
•Kensho Data & Platforms — will include products previously reported under Data, Analytics, & Insights with the following exceptions: 451 Research and Maritime & Trade (both moving to Energy), and pricing and reference data. This business line will also include products previously reported under Credit & Risk Solutions, other than Financial Risk Analytics; and
•Enterprise Solutions — will include all products previously reported under Enterprise Solutions, as well as Financial Risk Analytics (previously reported in Credit & Risk Solutions), pricing and reference data, and Valuation Services (previously reported in Data, Analytics & Insights).

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$1,290	$1,217	6%	$2,586	$2,416	7%

Subscription revenue	$1,076	$1,017	6%	$2,128	$2,010	6%
Recurring variable revenue	$173	$158	9%	$341	$308	11%
Non-subscription revenue	$41	$42	(1)%	$117	$98	19%
% of total revenue:
Subscription revenue	83%	84%		82%	83%
Recurring variable revenue	14%	13%		13%	13%
Non-subscription revenue	3%	3%		5%	4%

U.S. revenue	$774	$741	4%	$1,560	$1,445	8%
International revenue	$516	$476	8%	$1,026	$971	6%
% of total revenue:
U.S. revenue	60%	61%		60%	60%
International revenue	40%	39%		40%	40%

Operating profit [1]	$293	$259	13%	$733	$479	53%
Operating margin %	23%	21%		28%	20%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1 Operating profit for the three and six months ended June 30, 2026 includes employee severance charges of $15 million, acquisition-related costs of $2 million and $12 million, respectively, a statutorily required labor law accrual adjustment of $2 million and disposition-related costs of $1 million and $4 million, respectively. Operating profit for the six months ended June 30, 2026 includes a gain on disposition of $172 million. Operating profit for the three and six months ended June 30, 2025 includes employee severance charges of $19 million and $33 million, respectively, acquisition-related costs of $4 million and $10 million, respectively, a gain on disposition of $3 million and disposition-related costs of $2 million and $3 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $153 million and $150 million for the three months ended June 30, 2026 and 2025, respectively, and $309 million and $297 million for the six months ended June 30, 2026 and 2025, respectively.

Three Months
Revenue increased 6% and was favorably impacted by less than 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the impact of acquisitions and a disposition, revenue increased primarily due to subscription revenue growth in Data, Analytics and Insights, growth for Lending Solutions in Enterprise Solutions, and growth in RatingsXpress®. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point. Revenue was favorably impacted by the acquisitions of Automatic Identification System (AIS) data services business of ORBCOMM Inc. and With Intelligence in November of 2025 and unfavorably impacted by the disposition of the Enterprise Data Management and thinkFolio businesses in January of 2026.

Operating profit increased 13%. Excluding the impact of higher amortization of intangibles from acquisitions in 2026 of 6 percentage points, a gain on disposition in 2025 of 5 percentage points, a statutorily required labor law accrual adjustment in 2026 of 3 percentage points and Executive Leadership Transition costs in 2025 of 1 percentage point, partially offset by higher employee severance charges in 2025 of 7 percentage points, higher disposition-related costs in 2025 of 2 percentage points and higher acquisition-related costs in 2025 of 2 percentage points, operating profit increased 9% primarily due to revenue growth, partially offset by expenses associated with recent acquisitions, higher compensation costs and an increase in technology costs. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Six Months
Revenue increased 7% and was favorably impacted by 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the impact of acquisitions and a disposition, revenue increased primarily due to subscription revenue growth in Data, Analytics and Insights, growth for Lending Solutions in Enterprise Solutions, and growth in RatingsXpress®. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point. Revenue was favorably impacted by the acquisitions of Automatic Identification System (AIS) data services business of ORBCOMM Inc. and With Intelligence in November of 2025 and

unfavorably impacted by the disposition of the Enterprise Data Management and thinkFolio businesses in January of 2026.

Operating profit increased 53%. Excluding the impact of a higher gain on disposition in 2026 of 42 percentage points, higher employee severance charges in 2025 of 3 percentage points and Executive Leadership Transition costs in 2025 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2026 of 3 percentage points, operating profit increased 10% primarily due to revenue growth, partially offset by expenses associated with recent acquisitions, higher compensation costs and an increase in technology costs. Foreign exchange rates had a favorable impact of 1 percentage point.

Had the impact of the product transfers discussed above been effective for the three and six months ended June 30, 2026, revenue would have increased 6% and 7% for the three and six months ended June 30, 2026, respectively. Similarly, had the impact of these product transfers and allocation changes including costs historically allocated to Mobility that do not meet the requirements to be presented in discontinued operations been effective, operating profit would have increased 16% and 64% for the three and six months ended June 30, 2026, respectively.

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

On July 28, 2026, we announced an agreement to acquire a majority stake in Agusto & Co., a leading Pan-African rating agency with operations in Nigeria, Kenya, Rwanda and Ghana. The investment, a strategic step for both companies, will complement and support the growth strategy of our Ratings segment in Africa. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including receipt of required regulatory approvals. The proposed acquisition is not expected to have a material impact to our consolidated financial statements.

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $45 million and $89 million for the three and six months ended June 30, 2026, respectively, and $42 million and $84 million for the three and six months ended June 30, 2025, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$1,339	$1,148	17%	$2,641	$2,297	15%

Transaction revenue	$746	$597	25%	$1,458	$1,217	20%
Non-transaction revenue	$593	$551	8%	$1,183	$1,080	10%
% of total revenue:
Transaction revenue	56%	52%		55%	53%
Non-transaction revenue	44%	48%		45%	47%

U.S. revenue	$766	$639	20%	$1,559	$1,322	18%
International revenue	$573	$509	13%	$1,082	$975	11%
% of total revenue:
U.S. revenue	57%	56%		59%	58%
International revenue	43%	44%		41%	42%

Operating profit [1]	$913	$715	28%	$1,794	$1,471	22%
Operating margin %	68%	62%		68%	64%
1Operating profit for the three and six months ended June 30, 2026 includes employee severance charges of $8 million. Operating profit for the three and six months ended June 30, 2025 includes legal costs of $27 million and employee severance charges of $8 million and $10 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $1 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and $2 million and $4 million for the six months ended June 30, 2026 and 2025, respectively.

Three Months
Revenue increased 17%, with a favorable impact from foreign exchange rates of 1 percentage point. The increase in revenue was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance. An increase in bank loan ratings revenue and structured finance revenue also contributed to transaction revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance revenue, higher Ratings Evaluation Service (“RES”) activity and an increase in revenue at our Crisil subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 28%. Excluding the impact of legal costs in 2025 of 5 percentage points, operating profit increased 23% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of 3 percentage points.

Six Months
Revenue increased 15%, with a favorable impact from foreign exchange rates of 1 percentage point. The increase in revenue was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance. An increase in structured finance revenue and bank loan ratings revenue also contributed to transaction revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance revenue, higher RES activity and an increase in revenue at our Crisil subsidiary. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 22%. Excluding the impact of legal costs in 2025 of 3 percentage points, operating profit increased 19% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of 3 percentage points.

Had the impact of a small portion of expenses associated with the transfer of Credit Analytics products from Market Intelligence and allocation changes including costs historically allocated to Mobility that do not meet the requirements to be presented in discontinued operations been effective for the three and six months ended June 30, 2026, operating profit would have increased 27% and 22% for the three and six months ended June 30, 2026, respectively.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the periods ended June 30:

	Three Months			Six Months
(in billions)	2026	2025	% Change	2026	2025	% Change
Investment-grade billed issuance*	$539	$429	25%	$1,160	$869	33%
High-yield billed issuance *	$169	$147	15%	$286	$260	10%
Other billed issuance **	$560	$441	27%	$1,052	$971	8%
Total billed issuance	$1,268	$1,017	25%	$2,498	$2,100	19%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
Second quarter billed issuance was up primarily due to increases in investment grade driven by AI-related issuance and M&A transactions. High yield also increased driven by M&A transactions. Bank loans and structured finance was up from a low base in the second quarter last year impacted by market volatility.

For a further discussion of competitive and other risks inherent in our Ratings business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Energy

Energy is a leading independent provider of information and benchmark prices for the energy and commodity markets. Energy provides essential price information, analytics, industry insights and software & services, enabling the energy and commodity markets to function with greater transparency and efficiency.

On July 28, 2026, we announced that we entered into a definitive agreement to acquire datacenterHawk, a leading provider of proprietary intelligence for the global data center, fiber optic and related infrastructure markets. The acquisition will bring together leading data center forecasting, market outlooks and technology intelligence from 451 Research, part of our Energy segment, alongside comprehensive coverage of global power markets across grid infrastructure and intelligence, and supply/demand forecasts, with datacenterHawk's proprietary asset-level intelligence on data center supply/demand, pricing, pipelines and site selection, as well as its Fiber Locator platform. The transaction is expected to close in the second half of 2026, subject to customary closing conditions. The proposed acquisition is not expected to have a material impact to our consolidated financial statements.

On April 24, 2026, we announced that we entered into a definitive agreement to sell Energy’s geoscience and petroleum engineering software portfolio to SLB, a global technology company driving energy innovation across more than 100 countries. This portfolio of subsurface and engineering software, widely used by U.S. onshore and unconventional operators, includes Kingdom Software, Petra, Harmony Enterprise, Analytics Explorer, SubPUMP, Power Tools, FieldDIRECT, Piper, WellTest, and The Element Platform, together with associated business services. The assets and liabilities of Energy's geoscience and petroleum engineering software portfolio were classified as held for sale in our consolidated balance sheet as of June 30, 2026. This transaction is expected to close in the second half of 2026 or early 2027. The anticipated divestiture of Energy's geoscience and petroleum engineering software portfolio is not expected to have a material impact to our consolidated financial statements.

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

Energy includes the following business lines through June 30, 2026:

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
Effective July 1, 2026, Energy will be operated under two business lines:
•Platts — will include the benchmark products sold through Energy, including Platts price assessments, Forward Curves, Global Trading Services, and related news and reports; and
•CERA — will include the proprietary data, research, and content previously reported under Energy & Resources Data & Insights, Upstream Data & Insights, as well as global marquee conferences such as CERAWeek. The CERA business line also includes 451 Research and Maritime & Trade products that were previously included in Market Intelligence.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$568	$555	2%	$1,221	$1,167	5%

Subscription revenue	$518	$500	4%	$1,024	$986	4%
Sales usage-based royalties	$27	$30	(9)%	$65	$59	9%
Non-subscription revenue	$23	$25	(7)%	$132	$122	9%
% of total revenue:
Subscription revenue	91%	90%		84%	85%
Sales usage-based royalties	5%	6%		5%	5%
Non-subscription revenue	4%	4%		11%	10%

U.S. revenue	$204	$202	1%	$487	$477	2%
International revenue	$364	$353	3%	$734	$690	6%
% of total revenue:
U.S. revenue	36%	36%		40%	41%
International revenue	64%	64%		60%	59%

Operating profit [1]	$233	$233	—%	$520	$488	6%
Operating margin %	41%	42%		43%	42%
1Operating profit for the three and six months ended June 30, 2026 includes employee severance charges of $8 million, asset impairment of $4 million, acquisition-related costs of $3 million and disposition-related costs of $2 million and $3 million, respectively. Operating profit for the three and six months ended June 30, 2025 includes employee severance charges of $4 million and $10 million, respectively. Additionally, operating profit includes amortization of intangibles from acquisitions of $33 million for the three months ended June 30, 2026 and 2025, and $65 million for the six months ended June 30, 2026 and 2025.

Three Months
Revenue increased 2% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. The Energy & Resources Data & Insights and Price Assessments businesses contributed to revenue growth in the second quarter of 2026, offset by decreases in the Upstream Data & Insights and Advisory & Transactional Services businesses. The decrease in the Upstream Data & Insights business was driven by a one-time benefit in the second quarter of 2025. Advisory & Transactional Services revenue decreased, driven by lower sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to lower trading volumes for Platts-based contracts, the impact of bi-annual event timing effects and event cancellations. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit remained unchanged. Excluding the impact of higher employee severance charges in 2026 of 1 percentage point, higher disposition-related costs in 2026 of 1 percentage point, higher acquisition-related costs in 2026 of 1 percentage point and an asset impairment in 2026 of 1 percentage point, operating profit increased 4%. The increase was primarily due to revenue growth, partially offset by investment in strategic initiatives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Six Months
Revenue increased 5% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. Increased attendance at CERAWeek in 2026 and an increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors in the first quarter of 2026 also contributed to revenue growth. Three of the four business lines contributed to revenue growth in the first half of 2026 with the Energy & Resources Data & Insights and Price Assessments businesses being the most significant drivers followed by the Advisory & Transactional Services business. The increases were offset by a decrease in the Upstream Data & Insights business which was unfavorably impacted by a one-time benefit in the first half of 2025. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 6%. Excluding the impact of an asset impairment in 2026 of 1 percentage point, operating profit increased 7%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and investment in strategic initiatives. Foreign exchange rates had an unfavorable impact of 2 percentage points.

Had the impact of the product transfers discussed above been effective for the three and six months ended June 30, 2026, revenue would have increased 3% and 5% for the three and six months ended June 30, 2026, respectively. Similarly, had the impact of these product transfers and allocation changes including costs historically allocated to Mobility that do not meet the requirements to be presented in discontinued operations been effective for the three and six months ended June 30, 2026, operating profit would have remained unchanged for the three months ended June 30, 2026 and increased 6% for the six months ended June 30, 2026, respectively.

For a further discussion of competitive and other risks inherent in our Energy business, see Item 1A, Risk Factors in our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory matters see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Mobility
On July 1, 2026, the Separation of Mobility Global from S&P Global became effective. The results of Mobility are included through June 30, 2026. Beginning with the third quarter of 2026, the historical financial results of Mobility through June 30, 2026 will be reflected in our consolidated financial statements as discontinued operations in accordance with U.S. GAAP for all periods.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$468	$438	7%	$921	$858	7%

Subscription revenue	$383	$357	7%	$754	$700	8%
Non-subscription revenue	$85	$81	5%	$167	$158	6%
% of total revenue:
Subscription revenue	82%	81%		82%	82%
Non-subscription revenue	18%	19%		18%	18%

U.S. revenue	$388	$364	6%	$763	$714	7%
International revenue	$80	$74	8%	$158	$144	10%
% of total revenue:
U.S. revenue	83%	83%		83%	83%
International revenue	17%	17%		17%	17%

Operating profit [1]	$104	$104	(1)%	$197	$190	4%
Operating margin %	22%	24%		21%	22%

1 Operating profit for the three and six months ended June 30, 2026 includes disposition-related costs of $21 million and $34 million, respectively. Operating profit for the three and six months ended June 30, 2025 includes employee severance charges of $5 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $76 million for the three months ended June 30, 2026 and 2025, and $152 million for the six months ended June 30, 2026 and 2025.

Three Months
Revenue increased 7% primarily driven by continued new business growth within the Dealer business. Additionally, the Dealer and Financial businesses were favorably impacted by improved contract terms. Growth in the Manufacturing business was unfavorably impacted by lower recall volumes. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit decreased 1%. Excluding the impact of disposition-related costs in 2026 of 12 percentage points, partially offset by the impact of employee severance charges in 2025 of 3 percentage points, operating profit increased 8%. The increase was primarily driven by revenue growth and lower incentives, partially offset by higher advertising and promotion costs, and higher technology costs. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Six Months
Revenue increased 7% primarily driven by continued new business growth within the Dealer business and solid underwriting volumes within the Financial business. Additionally, the Dealer and Financial businesses were favorably impacted by improved contract terms. Growth in the Manufacturing business was unfavorably impacted by lower recall volumes. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 4%. Excluding the impact of disposition-related costs in 2026 of 7 percentage points, partially offset by the impact of employee severance charges in 2025 of 1 percentage point, operating profit increased 10%. The increase was primarily driven by revenue growth and lower incentives, partially offset by higher advertising and promotion costs. Foreign exchange rates had a favorable impact of 3 percentage points.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$534	$446	20%	$1,053	$891	18%

Asset-linked fees	$348	$286	22%	$688	$574	20%
Subscription revenue	$87	$80	9%	$171	$155	10%
Sales usage-based royalties	$99	$80	22%	$194	$162	20%
% of total revenue:
Asset-linked fees	65%	64%		65%	64%
Subscription revenue	16%	18%		16%	18%
Sales usage-based royalties	19%	18%		19%	18%

U.S. revenue	$427	$355	20%	$842	$716	18%
International revenue	$107	$91	17%	$211	$175	20%
% of total revenue:
U.S. revenue	80%	79%		80%	80%
International revenue	20%	21%		20%	20%

Operating profit [1]	$373	$309	21%	$745	$624	19%
Less: net operating profit attributable to noncontrolling interests	97	78		197	156
Net operating profit	$276	$231	20%	$548	$469	17%
Operating margin %	70%	69%		71%	70%
Net operating margin %	52%	52%		52%	53%

1 Operating profit for the three and six months ended June 30, 2026 includes employee severance charges of $1 million and employee-related costs of $1 million and $2 million, respectively. Operating profit for the six months ended June 30, 2026 includes acquisition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $10 million and $9 million for the three months ended June 30, 2026 and 2025, respectively, and $20 million and $18 million for the six months ended June 30, 2026 and 2025, respectively.

Three Months
Revenue at Indices increased 20% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. Ending AUM for ETFs increased 34% to $6.350 trillion compared to June 30, 2025 and average levels of AUM for ETFs increased 38% to $6.046 trillion compared to the three months ended June 30, 2025. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 21% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, higher incentives and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Six Months
Revenue at Indices increased 18% primarily due to an increase in asset linked fees revenue driven by higher levels of AUM for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. Ending AUM for ETFs increased 34% to $6.350 trillion compared to June 30, 2025 and average levels of AUM for ETFs increased 32% to $5.810 trillion compared to the six months ended June 30, 2025. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 19%. Excluding employee-related costs in 2026 of 1 percentage point, operating profit increased 20% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, higher incentives and additional headcount, and an increase in strategic investments. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Had the impact of allocation changes including costs historically allocated to Mobility that do not meet the requirements to be presented in discontinued operations been effective for the three and six months ended June 30, 2026, operating profit would have increased 21% and 19% for the three and six months ended June 30, 2026, respectively.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $4,141 million as of June 30, 2026, an increase of $2,396 million from December 31, 2025.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2026	2025	% Change
Net cash provided by (used for):
Operating activities	$2,476	$2,398	3%
Investing activities	$252	$(131)	N/M
Financing activities	$(292)	$(2,162)	(87)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

In the first six months of 2026, free cash flow increased $123 million to $2,249 million compared to $2,126 million in the first six months of 2025. The increase is primarily due to an increase in operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities increased $78 million to $2,476 million for the first six months of 2026 compared to the first six months of 2025. This is primarily attributable to higher operating results and stronger cash collections in 2026.

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

Cash provided by investing activities was $252 million for the first six months of 2026 compared to cash used for investing activities of $131 million in the first six months of 2025, primarily due to proceeds from the disposition of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment in 2026.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt.

Cash used for financing activities decreased $1,870 million to $292 million for the first six months of 2026. The decrease is primarily attributable to proceeds received from the Mobility Global issuance of senior notes in 2026.

During the six months ended June 30, 2026, we purchased a total of 3.5 million shares for $1.5 billion of cash related to our February 12, 2026 and May 7, 2026 ASR agreements. During the six months ended June 30, 2025, we purchased a total of 2.4 million shares for $1.3 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of June 30, 2026, and December 31, 2025, we had $825 million and $715 million of outstanding commercial paper, respectively. During the second quarter of 2026, Mobility Global entered into a $500 million senior unsecured revolving credit facility, which was undrawn as of June 30, 2026, and will become the sole responsibility of Mobility Global after the Separation.

Under the credit facility, we currently pay a commitment fee of 7 basis points. Our commitment fee and our drawn margin under the credit facility was reduced by 1 basis point and 5 basis points, respectively, for the approximately year-long period beginning April 6, 2026 as a result of our emissions performance for the year ended December 31, 2025. The credit facility contains customary affirmative and negative covenants and customary events of default. The occurrence of an event of default could result in an acceleration of the obligations under the credit facility.

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

Summarized results of operations for the periods ended June 30, 2026 are as follows:

(in millions)	Three Months	Six Months
Revenue	$1,253	$2,529
Operating Profit	1,030	2,073
Net Income	624	1,051
Net income attributable to S&P Global Inc.	624	1,051

Summarized balance sheet information as of June 30, 2026 and December 31, 2025 is as follows:

(in millions)	June 30,	December 31,
	2026	2025
Current assets (excluding intercompany from Non-Obligor Group)	$3,047	$757
Non-current assets	841	898
Current liabilities (excluding intercompany to Non-Obligor Group)	3,077	1,192
Non-current liabilities	10,468	12,435
Intercompany payables to Non-Obligor Group	19,758	18,077

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

(in millions)	2026	2025	% Change
Cash provided by operating activities	$2,476	$2,398	3%
Capital expenditures	(65)	(104)
Distributions to noncontrolling interest holders	(162)	(168)
Free cash flow	$2,249	$2,126	6%

(in millions)	2026	2025	% Change
Cash provided by (used for) investing activities	252	(131)	N/M
Cash used for financing activities	(292)	(2,162)	(87)%
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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political, regulatory, and geopolitical conditions (including slower GDP growth or recession, restrictions on trade (e.g., tariffs and disruptions to shipping in connection with the military conflict in the Middle East), instability in the banking sector and inflation), and factors that contribute to uncertainty and volatility (e.g., supply chain risk), geopolitical uncertainty (including military conflict), natural and man-made disasters, civil unrest, public health crises (e.g., pandemics), and conditions that result from legislative, regulatory, trade and policy changes, including from the U.S. administration;
•the volatility and health of debt, equity, commodities and energy markets, including credit quality and spreads, the composition and mix of credit maturity profiles, the level of liquidity and future debt issuances, equity flows from active to passive, fluctuations in average asset prices in global equities, demand for investment products that track indices and assessments and trading volumes of certain exchange traded derivatives;
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
•the ability of the separation of Mobility Global to qualify for tax-free treatment for U.S. federal income tax purposes;
•any disruption to the Company’s business in connection with the separation of Mobility Global; and
•any loss of synergies from separating the businesses of Mobility Global and the Company that adversely impact the results of operations of both businesses, or the companies resulting from the separation of Mobility Global not realizing all of the expected benefits of the separation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of June 30, 2026 and December 31, 2025, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies - Legal and Regulatory Matters to the consolidated financial statements of this Form 10-Q for information on our legal proceedings.

Item 1A. Risk Factors

For a discussion of our risk factors please see Item 1A, Risk Factors in our most recent Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2025, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2025 Repurchase Program”), which was approximately 10% of the total shares of our outstanding common stock at the time. On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the second quarter of 2026, we received 1.2 million shares. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of June 30, 2026, 28.4 million shares remained under the 2025 Repurchase Program and the 2022 repurchase program was complete.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2025 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2026 pursuant to the 2025 Repurchase Program and 2022 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2026	9,749	$425.17	—	29.6	million
May 1 — May 31, 2026 [1]	933,979	414.77	933,097	28.7	million
June 1 — June 30, 2026 [2]	273,036	417.74	272,424	28.4	million
Total — Quarter [1,2]	1,216,764	$414.85	1,205,521	28.4	million

1 Includes 0.9 million shares received from the initiation of our ASR agreement that we entered into on May 7, 2026.
2 Includes 0.3 million shares received from the conclusion of our ASR agreement that we entered into on May 7, 2026.
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

During the second quarter of 2026, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Energy provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran via third parties. The Company will continue to monitor such activities closely. During the second quarter of 2026, the Company recorded de minimis revenue and net profit attributable to the Energy transactions and dealings described above. The Company attributes a de minimis amount of revenue and net profit to the data sourced from Iran via third parties by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the second quarter of 2026.

Item 6. Exhibits

(2.1)	Separation and Distribution Agreement between Registrant and Mobility Global Inc., dated June 30, 2026, incorporated by reference from the Registrant's Form 8-K filed July 2, 2026

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)	Transition Services Agreement between Registrant and Mobility Global Inc., dated June 30, 2026, incorporated by reference from the Registrant's Form 8-K filed July 2, 2026

(10.2)	Tax Matters Agreement between Registrant and Mobility Global Inc., dated June 30, 2026, incorporated by reference from the Registrant's Form 8-K filed July 2, 2026

(10.3)	Employee Matters Agreement between Registrant and Mobility Global Inc., dated June 30, 2026, incorporated by reference from the Registrant's Form 8-K filed July 2, 2026

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	July 28, 2026	By:	/s/ Eric W. Aboaf
Eric W. Aboaf
Executive Vice President and Chief Financial Officer

Date:	July 28, 2026	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Chief Accounting Officer