Form 10-Q
period 2026-09-30
S&P Global Inc.
filed 2026-10-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Registrant’s email address: investor.relations@spglobal.com
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

As of October 23, 2026 (latest practicable date), 289.9 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding excluding 7.2 million outstanding common shares held by the Markit Group Holdings Limited Employee Benefit Trust.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the Company) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2026 and 2025, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 27, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$3,678	$3,443	$11,074	$10,117
Expenses:
Operating-related expenses	1,034	986	3,159	2,996
Selling and general expenses	660	693	1,990	2,032
Depreciation	29	25	86	68
Amortization of intangibles	199	190	598	576
Total expenses	1,922	1,894	5,833	5,672
Gain on dispositions	(200)	—	(386)	(3)
Equity in income on unconsolidated subsidiaries	—	(7)	—	(28)
Operating profit	1,956	1,556	5,627	4,476
Other income, net	(4)	(2)	(10)	(25)
Interest expense, net	87	79	267	233
Income from continuing operations before taxes on income	1,873	1,479	5,370	4,268
Provision for taxes on income	467	312	1,220	918
Income from continuing operations	1,406	1,167	4,150	3,350
(Loss) income from discontinued operations, net of taxes	(58)	98	25	246
Net income	1,348	1,265	4,175	3,596
Less: net income from continuing operations attributable to noncontrolling interests	(108)	(89)	(323)	(259)
Net income attributable to S&P Global Inc.	$1,240	$1,176	$3,852	$3,337

Amounts attributable to S&P Global Inc. common shareholders:
Income from continuing operations	$1,298	$1,078	$3,827	$3,091
(Loss) income from discontinued operations	(58)	98	25	246
Net income	$1,240	$1,176	$3,852	$3,337

Earnings per share attributable to S&P Global Inc. common shareholders:
Income from continuing operations:
Basic	$4.45	$3.54	$12.99	$10.11
Diluted	$4.45	$3.54	$12.98	$10.10
(Loss) income from discontinued operations:
Basic	$(0.20)	$0.32	$0.08	$0.81
Diluted	$(0.20)	$0.32	$0.08	$0.80
Net income:
Basic	$4.25	$3.86	$13.07	$10.91
Diluted	$4.25	$3.86	$13.06	$10.90
Weighted-average number of common shares outstanding:
Basic	291.4	304.3	294.7	305.8
Diluted	291.6	304.5	294.9	306.1

Actual shares outstanding at period end			289.9	303.4
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$1,348	$1,265	$4,175	$3,596
Other comprehensive income:
Foreign currency translation adjustments	(30)	14	(90)	(5)
Income tax effect	(4)	(8)	(17)	95
	(34)	6	(107)	90

Pension and other postretirement benefit plans	3	1	4	(1)
Income tax effect	—	—	1	1
	3	1	5	—

Unrealized gain (loss) on cash flow hedges	1	(12)	(2)	(7)
Income tax effect	—	2	(1)	2
	1	(10)	(3)	(5)

Comprehensive income	1,318	1,262	4,070	3,681
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(6)	(7)	(24)	(24)
Less: comprehensive income attributable to redeemable noncontrolling interests	(102)	(82)	(299)	(235)
Comprehensive income attributable to S&P Global Inc.	$1,210	$1,173	$3,747	$3,422

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,441	$1,707
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts: 2026 - $54; 2025 - $48	3,099	3,238
Prepaid and other current assets	876	886
Assets held for sale	—	196
Current assets of discontinued operations	—	269
Total current assets	6,416	6,296
Property and equipment, net of accumulated depreciation: 2026 - $775; 2025 - $780	233	259
Right of use assets	345	397
Goodwill	27,596	27,616
Other intangible assets, net	11,935	12,522
Equity investments in unconsolidated subsidiaries	624	590
Other non-current assets	883	833
Non-current assets of discontinued operations	—	12,687
Total assets	$48,032	$61,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$507	$555
Accrued compensation and contributions to retirement plans	683	924
Short-term debt	2,448	718
Income taxes currently payable	247	177
Unearned revenue	3,767	4,010
Other current liabilities	1,066	970
Liabilities held for sale	—	43
Current liabilities of discontinued operations	—	241
Total current liabilities	8,718	7,638
Long-term debt	10,614	12,370
Lease liabilities — non-current	403	483
Pension and other postretirement benefits	175	178
Deferred tax liability — non-current	2,180	2,285
Other non-current liabilities	764	1,106
Non-current liabilities of discontinued operations	—	988
Total liabilities	22,854	25,048
Redeemable noncontrolling interests (Note 8)	5,348	4,917
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 2026 and 2025 415 million shares	415	415
Additional paid-in capital	44,022	44,117
Retained income	16,481	23,666
Accumulated other comprehensive loss	(802)	(697)
Less: common stock in treasury	(40,406)	(36,374)
Total equity — controlling interests	19,710	31,127
Total equity — noncontrolling interests	120	108
Total equity	19,830	31,235
Total liabilities and equity	$48,032	$61,200

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net income	$4,175	$3,596
Less: discontinued operations, net	25	246
Income from continuing operations	4,150	3,350
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation	86	68
Amortization of intangibles	598	576
Provision for losses on accounts receivable	36	25
Deferred income taxes	(114)	(212)
Stock-based compensation	127	155
Gain on dispositions	(386)	(3)
Other	(70)	175
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	35	(36)
Prepaid and other current assets	14	76
Accounts payable and accrued expenses	(286)	(487)
Unearned revenue	(219)	(74)
Other current liabilities	(204)	(168)
Net change in prepaid/accrued income taxes	(19)	(55)
Net change in other assets and liabilities	(87)	(73)
Cash provided by operating activities from continuing operations	3,661	3,317
Investing Activities:
Capital expenditures	(93)	(133)
Acquisitions, net of cash acquired	(208)	(47)
Proceeds from dispositions, net	667	19
Changes in short-term investments	(26)	(52)
Cash provided by (used for) investing activities from continuing operations	340	(213)
Financing Activities:
Payments on short-term debt, net	(15)	—
Payments on senior notes	(3)	(4)
Dividends paid to shareholders	(856)	(880)
Distributions to noncontrolling interest holders	(269)	(234)
Repurchase of treasury shares	(4,100)	(2,501)
Cash transferred to Mobility Global related to separation	(198)	—
Proceeds from debt issuance related to Mobility Global separation	1,974	—
Employee withholding tax on share-based payments, excise tax payments on share repurchases, contingent consideration payments and other	(150)	(106)
Cash used for financing activities from continuing operations	(3,617)	(3,725)
Effect of exchange rate changes on cash from continuing operations	(37)	62
Cash provided by (used for) continuing operations	347	(559)
Discontinued Operations:
Cash provided by operating activities	371	586
Cash used for investing activities	(15)	(19)
Cash used for financing activities	—	(3)
Effect of exchange rate changes on cash	(7)	1
Effect of change on cash, cash equivalents, and restricted cash	38	(12)
Cash provided by discontinued operations	387	553
Net change in cash, cash equivalents, and restricted cash	734	(6)
Cash, cash equivalents, and restricted cash at beginning of period	1,707	1,639
Cash, cash equivalents, and restricted cash at end of period	$2,441	$1,633

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2026
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2026	$415	$44,547	$25,618	$(772)	$38,307	31,501	$115	$31,616
Comprehensive income [1]			1,240	(30)		1,210	6	1,216
Dividends (Dividend declared per common share — $0.97 per share)			(281)			(281)	(3)	(284)
Separation of Mobility Global			(9,753)			(9,753)		(9,753)
Share repurchases, including excise tax		(520)			2,100	(2,620)		(2,620)
Employee stock plans		(5)			(1)	(4)		(4)
Change in redemption value of redeemable noncontrolling interests			(343)			(343)		(343)
Other						—	2	2
Balance as of September 30, 2026	$415	$44,022	$16,481	$(802)	$40,406	$19,710	$120	$19,830

Three Months Ended September 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2025	$415	$44,392	$22,402	$(795)	$33,024	$33,390	$106	$33,496
Comprehensive income [1]			1,176	(3)		1,173	7	1,180
Dividends (Dividend declared per common share — $0.96 per share)			(291)			(291)	(4)	(295)
Share repurchases, including excise tax		(110)			1,101	(1,211)		(1,211)
Employee stock plans		70			(1)	71		71
Change in redemption value of redeemable noncontrolling interests			1			1		1
Other						—	(4)	(4)
Balance as of September 30, 2025	$415	$44,352	$23,288	$(798)	$34,124	$33,133	$105	$33,238

Nine Months Ended September 30, 2026
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	$415	$44,117	$23,666	$(697)	$36,374	$31,127	$108	$31,235
Comprehensive income [1]			3,852	(105)		3,747	24	3,771
Dividends (Dividend declared per common share — $2.91 per share)			(856)			(856)	(13)	(869)
Separation of Mobility Global			(9,753)			(9,753)		(9,753)
Share repurchases, including excise tax		(20)			4,117	(4,137)		(4,137)
Employee stock plans		(75)			(85)	10		10
Change in redemption value of redeemable noncontrolling interests			(428)			(428)		(428)
Other						—	1	1
Balance as of September 30, 2026	$415	$44,022	$16,481	$(802)	$40,406	$19,710	$120	$19,830

Nine Months Ended September 30, 2025
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	$415	$44,321	$20,977	$(883)	$31,671	$33,159	$97	$33,256
Comprehensive income [1]			3,337	85		3,422	24	3,446
Dividends (Dividend declared per common share — $2.88 per share)			(880)			(880)	(14)	(894)
Share repurchases, including excise tax		(45)			2,480	(2,525)		(2,525)
Employee stock plans		76			(27)	103		103
Change in redemption value of redeemable noncontrolling interests			(146)			(146)		(146)
Other						—	(2)	(2)
Balance as of September 30, 2025	$415	$44,352	$23,288	$(798)	$34,124	$33,133	$105	$33,238

1Excludes comprehensive income of $102 million and $82 million for the three months ended September 30, 2026 and 2025, respectively, and $299 million and $235 million for the nine months ended September 30, 2026 and 2025, respectively, attributable to our redeemable noncontrolling interests.

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
The accounting requirements for reporting Mobility as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying unaudited financial statements for all periods reflect this business as a discontinued operation. Unless otherwise indicated, all amounts in the notes to the financial statements refer to continuing operations. See Note 2 - Acquisitions, Divestitures and Discontinued Operations for further discussion.
Beginning with the third quarter of 2026, the presentation of certain products and related revenue and expenses within the Company's segment reporting was revised to align with management's current view of the business. Accordingly, 451 Research and Maritime & Trade are reported in Energy rather than Market Intelligence, and a small portion of expenses of Credit Analytics-related expenses are reported in Ratings rather than Market intelligence. These changes affected reportable segments results only and did not impact the consolidated financial statements. All prior periods presented have been recast to conform with current presentation. See Note 11 - Segment and Related Information for further discussion.
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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

We had no restricted cash included in our consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2026 and December 31, 2025, contract assets were $90 million and $89 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at September 30, 2026 compared to December 31, 2025 is primarily driven by $3.6 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.0 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain Contracts

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain contracts were $334 million and $349 million as of September 30, 2026 and December 31, 2025, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 2 to 5 years. The expense is recorded within selling and general expenses in the consolidated statements of income.

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

Other Income, net

The components of other income, net for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2026	2025	2026	2025
Other components of net periodic benefit cost	$(4)	$(5)	$(12)	$(17)
Net loss (gain) from investments	—	3	2	(8)
Other income, net	$(4)	$(2)	$(10)	$(25)

2.    Acquisitions, Divestitures and Discontinued Operations

On July 28, 2026, we announced an agreement to acquire a majority stake in Agusto & Co., a leading Pan-African rating agency with operations in Nigeria, Kenya, Rwanda and Ghana. The investment, a strategic step for both companies, will complement and support the growth strategy of our Ratings segment in Africa. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions, including receipt of required regulatory approvals. The proposed acquisition is not expected to have a material impact to our consolidated financial statements.

Acquisitions

2026

On October 26, 2026, we announced the completion of the acquisition of OpenZeppelin, the security standard for onchain finance. The transaction complements S&P Global's risk assessment capabilities in digital asset markets and brings OpenZeppelin's deep expertise in onchain ecosystem development, enhancing its ability to create the next generation of onchain security assessments and benchmarks, and deliver essential intelligence as capital markets transition onchain. The acquisition is part of our Ratings segment and is not material to our consolidated financial statements.

On September 1, 2026, we completed the acquisition of datacenterHawk, a leading provider of proprietary intelligence for global data center, fiber optic and related infrastructure markets. The acquisition combines datacenterHawk's asset-level intelligence on data center supply, demand, pricing, pipelines and site selection with Energy's comprehensive coverage of global power markets across grid infrastructure intelligence, supply and demand forecasting, and leading datacenter forecasting, market outlooks, and technology intelligence from 451 Research. The acquisition of datacenterHawk is not material to our consolidated financial statements.

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

Divestitures - Continuing Operations

2026

During the three and nine months ended September 30, 2026, we recorded a pre-tax gain of $200 million ($136 million after-tax) and $386 million ($315 million after-tax), respectively, related to the following dispositions:

•On September 1, 2026, we completed the sale of Energy's geoscience and petroleum engineering software portfolio to Schlumberger (SLB), a global technology company driving energy innovation across more than 100 countries. During the three and nine months ended September 30, 2026, we recorded a pre-tax gain of $200 million ($136 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of the geoscience and petroleum engineering software portfolio.

•In April of 2026, we sold our facility at Centennial, Colorado. During the nine months ended September 30, 2026, we recorded a pre-tax gain of $11 million ($8 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Centennial.

•On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the nine months ended September 30, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.

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

During the nine months ended September 30, 2025, we did not complete any material dispositions.

Assets and Liabilities Held for Sale

The components of assets and liabilities held for sale in the consolidated balance sheets consist of the following:

(in millions)	December 31,
2025 [1]
Accounts receivable, net	$34
Property and equipment, net	8
Goodwill	141
Other non-current assets	13
Assets held for sale	$196

Accounts payable	$9
Unearned revenue	34
Liabilities held for sale	$43
1 There were no assets and liabilities held for sale as of September 30, 2026. Assets and liabilities held for sale relate to the divestitures of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment as of December 31, 2025. Additionally, assets held for sale include fixed assets related to our facility in Centennial, Colorado as of December 31, 2025.

Discontinued Operations

On July 1, 2026, the previously announced Separation of Mobility Global from S&P Global became effective. The historical results of Mobility have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The assets and liabilities of Mobility have been classified as discontinued operations as of December 31, 2025.

The Company's presentation of discontinued operations excludes general corporate overhead costs that were historically allocated to Mobility that do not meet the requirements to be presented in discontinued operations. Such allocations include labor and non-labor expenses related to S&P Global's corporate support functions (e.g., finance, accounting, treasury, information technology, legal, among others) that historically provided support to Mobility. In addition, discontinued operations excludes historical intercompany purchases and sales between S&P Global and Mobility that were eliminated in consolidation.

Separation costs of $70 million and $182 million for the three and nine months ended September 30, 2026, respectively, and $12 million and $20 million for the three and nine months ended September 30, 2025, respectively, are included in (Loss) income from discontinued operations, net of tax, in the consolidated statements of income. These costs primarily relate to investment banker fees, legal fees, third-party consulting fees and other costs directly related to the Separation.

We have continuing involvement with Mobility Global primarily through a transition services agreement, through which S&P Global continues to provide certain services to Mobility Global for a period of up to 18 months following the Separation. This contractual arrangement is reflected as a reduction of selling and general expenses in the consolidated statements of income. The impact of these transition services for the three and nine months ended September 30, 2026 is not material to our consolidated financial statements.

The key components of (loss) income from discontinued operations for the periods ended September 30 consist of the following:

(in millions)	Three Months		Nine Months
	2026	2025	2026	2025
Revenue	$—	$445	$922	$1,303
Expenses	70	326	849	975
Operating (loss) income	(70)	119	73	328
Interest expense, net	—	—	3	—
(Loss) income before taxes on (loss) income	(70)	119	70	328
(Benefit) provision for taxes on (loss) income	(12)	21	45	82
(Loss) income from discontinued operations, net of taxes	(58)	98	25	246

The components of assets and liabilities of discontinued operations in the consolidated balance sheet consist of the following:

(in millions)	December 31,
ASSETS	2025
Cash and cash equivalents	$38
Accounts receivable, net	203
Prepaid and other current assets	28
Current assets of discontinued operations	269
Property, plant, and equipment, net	19
Right of use assets	16
Goodwill	8,859
Other intangible assets, net	3,749
Other non-current assets	44
Non-current assets of discontinued operations	12,687
Total assets of discontinued operations	12,956
LIABILITIES
Accounts payable	$56
Accrued compensation and contributions to retirement plans	64
Unearned revenue	78
Accrued income tax payable	3
Other current liabilities	40
Current liabilities of discontinued operations	241
Lease liabilities — non-current	11
Deferred tax liability — non-current	976
Other non-current liabilities	1
Non-current liabilities of discontinued operations	988
Total liabilities of discontinued operations	1,229

3.    Income Taxes

The effective income tax rate was 24.9% and 22.7% for the three and nine months ended September 30, 2026, respectively, and 21.1% and 21.5% for the three and nine months ended September 30, 2025, respectively. The higher 2026 rates are primarily due to a combination of discrete adjustments including tax charge on divestitures.

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

The Company is subject to tax examinations in various jurisdictions. As of September 30, 2026 and December 31, 2025, the total amount of federal, state and local, and foreign unrecognized tax benefits was $313 million and $322 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2026 and December 31, 2025, we had $85 million and $79 million, respectively of accrued interest and penalties associated with unrecognized tax benefits.

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

4.    Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	September 30, 2026	December 31, 2025
4.0% Senior Notes, due 2026 [1]	$—	$3
2.95% Senior Notes, due 2027 [2]	500	499
2.45% Senior Notes, due 2027 [3]	1,248	1,246
4.75% Senior Notes, due 2028 [4]	774	784
4.25% Senior Notes, due 2029 [5]	982	991
2.5% Senior Notes, due 2029 [6]	498	498
2.95% Sustainability-Linked Senior Notes, due 2029 [7]	1,243	1,241
1.25% Senior Notes, due 2030 [8]	597	596
4.25% Senior Notes, due 2031 [9]	596	595
2.90% Senior Notes, due 2032 [10]	1,482	1,480
5.25% Senior Notes, due 2033 [11]	745	744
4.80% Senior Notes, due 2035 [12]	396	396
6.55% Senior Notes, due 2037 [13]	291	291
4.5% Senior Notes, due 2048 [14]	273	273
3.25% Senior Notes, due 2049 [15]	591	591
3.70% Senior Notes, due 2052 [16]	976	976
2.3% Senior Notes, due 2060 [17]	683	683
3.9% Senior Notes, due 2062 [18]	487	486
Commercial paper	700	715
Total debt	13,062	13,088
Less: short-term debt including current maturities	2,448	718
Long-term debt	$10,614	$12,370
1     We made a $3 million repayment of our 4.0% Senior Notes in the first quarter of 2026.
2    Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2026, the unamortized debt discount and issuance costs total less than $1 million.
3    Interest payments are due semiannually on March 1 and September 1, and as of September 30, 2026, the unamortized debt discount and issuance costs total $2 million.
4     Interest payments are due semiannually on February 1 and August 1.
5 Interest payments are due semiannually on May 1 and November 1.
6    Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2026, the unamortized debt discount and issuance costs total $2 million.
7    Interest payments are due semiannually on March 1 and September 1, and as of September 30, 2026, the unamortized debt discount and issuance costs total $7 million. From and including March 1, 2026, the interest rate payable on Sustainability-Linked Senior Notes due 2029 was increased by 25 basis points (0.25%) per annum, in accordance with the terms of the governing indenture.
8    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2026, the unamortized debt discount and issuance costs total $3 million.
9    Interest payments are due semiannually on January 15 and July 15, and as of September 30, 2026, the unamortized debt discount and issuance costs total $4 million.
10 Interest payments are due semiannually on March 1 and September 1, and as of September 30, 2026, the unamortized debt discount and issuance costs total $18 million.
11 Interest payments are due semiannually on March 15 and September 15, and as of September 30, 2026, the unamortized debt discount and issuance costs total $5 million.
12    Interest payments are due semiannually on June 4 and December 4, and as of September 30, 2026, the unamortized debt discount and issuance costs total $4 million.

13    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2026, the unamortized debt discount and issuance costs total $2 million.
14    Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2026, the unamortized debt discount and issuance costs total $10 million.
15 Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2026, the unamortized debt discount and issuance costs total $9 million.
16    Interest payments are due semiannually on March 1 and September 1, and as of September 30, 2026, the unamortized debt discount and issuance costs total $24 million.
17    Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2026, the unamortized debt discount and issuance costs total $17 million.
18    Interest payments are due semiannually on March 1 and September 1, and as of September 30, 2026, the unamortized debt discount and issuance costs total $13 million.
The fair value of our total debt borrowings was $10.7 billion and $11.3 billion as of September 30, 2026 and December 31, 2025, respectively, and was estimated based on quoted market prices.

On May 19, 2026, in connection with the Separation, Mobility Global issued $650 million of 5.05% senior notes due in 2029, $650 million of 5.45% senior notes due in 2031 and $700 million of 6.05% senior notes due in 2036. The obligations under these senior notes were reflected in the financial statements as of June 30, 2026, and became the sole responsibility of Mobility Global after the Separation.

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of September 30, 2026 and December 31, 2025, we had $700 million and $715 million of outstanding commercial paper, respectively. During the second quarter of 2026, Mobility Global entered into a $500 million senior unsecured revolving credit facility which became the sole responsibility of Mobility Global after the Separation.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of September 30, 2026 and December 31, 2025, we held cross currency swap contracts to hedge a portion of our net investment in foreign subsidiaries against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates and interest rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2026 and twelve months ended December 31, 2025, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of September 30, 2026 and December 31, 2025, the aggregate notional value of these outstanding forward contracts was $1 billion and $1.5 billion, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheets with their corresponding change in fair value recognized in selling and general expenses in the consolidated statements of income. The amount recorded in prepaid and other current assets was $3 million and $8 million as of

September 30, 2026 and December 31, 2025, respectively. The amount recorded in other current liabilities was $12 million and $6 million as of September 30, 2026 and December 31, 2025, respectively. The amount recorded in selling and general expense related to these contracts was a net gain of $1 million and net loss of $27 million for the three and nine months ended September 30, 2026, respectively, and a net loss of $2 million and net gain of $158 million for the three and nine months ended September 30, 2025, respectively.

Net Investment Hedges

As of September 30, 2026 and December 31, 2025, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2029, 2030, 2032 and 2033. The notional value of our outstanding cross currency swaps designated as a net investment hedge was $3.5 billion as of September 30, 2026 and December 31, 2025. The changes in the fair value of these swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold, liquidated or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $11 million and $31 million for the three and nine months ended September 30, 2026 and net interest income of $10 million and $35 million for the three and nine months ended September 30, 2025, respectively.

Cash Flow Hedges

Foreign Exchange Forward Contracts

During the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2028 and the fourth quarter of 2027, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of September 30, 2026, we estimate that $6 million of pre-tax loss related to foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of September 30, 2026 and December 31, 2025, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $460 million and $574 million, respectively.

Interest Rate Swaps
During the three months ended March 31, 2024, we terminated our interest rate swap contracts with an aggregate notional value of $813 million and received net proceeds of $155 million upon termination. These contracts were designated as cash flow hedges and were scheduled to mature beginning in the first quarter of 2027. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the gain of $155 million was recorded in accumulated other comprehensive loss in our consolidated balance sheet. A portion of the gain is being recognized into interest expense, net over the term related to the issuance of our senior notes in December of 2025 which are scheduled to mature in 2031 and 2035. We recognized interest income of $1 million and $4 million for the three and nine months ended September 30, 2026.

The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of September 30, 2026 and December 31, 2025:

(in millions)		September 30,	December 31,
Balance Sheet Location		2026	2025
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$4	$5
Other current liabilities	Foreign exchange forward contracts	$10	$11
Derivatives designated as net investment hedges:
Other non-current liabilities	Cross currency swaps	$209	$294
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2026	2025		2026	2025
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$3	$(12)	Revenue, Selling and general expenses	$(3)	$1
Interest rate swap contracts	$(2)	$—	Interest expense, net	$2	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$16	$33	Interest expense, net	$(1)	$(1)
Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2026	2025		2026	2025
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$3	$(7)	Revenue, Selling and general expenses	$(9)	$5
Interest rate swap contracts	$(5)	$—	Interest expense, net	$5	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$82	$(386)	Interest expense, net	$(3)	$(3)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange forward contracts
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(6)	$4	$(6)	$1
Change in fair value, net of tax	(1)	(8)	(7)	(1)
Reclassification into earnings, net of tax	3	(1)	9	(5)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(4)	$(5)	$(4)	$(5)

Interest rate swap contracts
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$95	$99	$99	$99
Change in fair value, net of tax	—	—	(1)	—
Reclassification into earnings, net of tax	(2)	—	(5)	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$93	$99	$93	$99

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$(180)	$(283)	$(234)	$33
Change in fair value, net of tax	10	24	62	(294)
Reclassification into earnings, net of tax	1	1	3	3
Net unrealized losses on net investment hedges, net of taxes, end of period	$(169)	$(258)	$(169)	$(258)
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2026	2025	2026	2025
Service cost	$—	$—	$1	$1
Interest cost	17	18	50	53
Expected return on assets	(23)	(24)	(70)	(73)
Amortization of prior service credit / actuarial loss	2	1	8	3
Net periodic benefit cost	$(4)	$(5)	$(11)	$(16)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2026 and 2025.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2026. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2026 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2026, we contributed $8 million to our retirement plans and expect to make additional required contributions of approximately $3 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the fourth quarter of 2026.

7.    Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee members of the Board of Directors under a Director Deferred Stock Ownership Plan.

For the nine months ended September 30, 2026 and 2025, total stock-based compensation expense related to restricted stock and other stock-based awards was $127 million and $155 million, respectively. During the nine months ended September 30, 2026, the Company granted 0.5 million shares of restricted stock and other stock-based awards, which had a weighted average grant date fair value of $437.45 per share. Total unrecognized compensation expense related to unvested equity awards as of September 30, 2026 was $223 million, which is expected to be recognized over a weighted average period of 1.4 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2026, 23.4 million shares remained under the 2025 Repurchase Program and the 2022 repurchase program was completed. Our 2025 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company’s share repurchases are accounted for as a cost of the treasury stock transaction, and are included in other current liabilities on our consolidated balance sheets. The amount recorded in other current liabilities was $37 million and $46 million as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company made an excise tax payment of $47 million, which is included in financing activities in the Consolidated Statement of Cash Flows.

The terms of each ASR agreement entered into during the nine months ended September 30, 2026 and 2025, structured as outlined above, are as follows:

(in millions, except average price paid per share)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
July 29, 2026 [1]		5.0	—	5.0	$—	$2,600
May 7, 2026 [2]	June 10, 2026	0.9	0.3	1.2	$414.76	$500
February 12, 2026 [3]	March 12, 2026	2.0	0.3	2.3	$426.70	$1,000
August 12, 2025 [4]	October 23, 2025	1.7	0.6	2.3	$513.82	$1,200
May 6, 2025 [5]	August 8, 2025	1.0	0.2	1.2	$518.47	$650
February 19, 2025 [6]	May 6, 2025	1.0	0.3	1.3	$491.12	$650
1 The ASR agreement was structured as an uncapped ASR agreement in which we paid $2.6 billion and initially received shares valued at 80% of the $2.6 billion at a price equal to the market price of the Company’s common stock on July 29, 2026. The Company received an initial delivery of 5.0 million shares from the ASR program. We completed the ASR agreement on October 26, 2026 and received an additional $1.3 million shares. We repurchased a total of $6.3 million shares under the ASR agreement for an average purchase price $412.99 per share. The ASR agreement was executed under our 2025 Repurchase Program.
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

During the nine months ended September 30, 2026, we received 9.3 million shares, including 0.8 million shares received in February of 2026 related to our December 4, 2025 ASR agreement. During the nine months ended September 30, 2026, we purchased a total of 8.5 million shares for $4.1 billion of cash. During the nine months ended September 30, 2025, we received

4.6 million shares, including 0.3 million shares received in February of 2025 related to our October 28, 2024 ASR agreement. During the nine months ended September 30, 2025, we purchased a total of 4.3 million shares for $2.5 billion of cash.

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
Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interests during the nine months ended September 30, 2026 were as follows:

(in millions)
Balance as of December 31, 2025	$4,917
Net income attributable to redeemable noncontrolling interests	299
Distributions payable to redeemable noncontrolling interests	(285)
Redemption value adjustment	428
Other [1]	(11)
Balance as of September 30, 2026 [2]	$5,348
1 Includes foreign currency translation adjustments.
2 As of September 30, 2026, $5,346 million relates to our redeemable noncontrolling interest in the Indices business.

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(403)		$(386)		$92		$(697)
Other comprehensive income (loss) before reclassifications	(110)	1	(4)		(8)		(122)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	3		9	2	5	3	17
Net other comprehensive income	(107)		5		(3)		(105)
Balance as of September 30, 2026	$(510)		$(381)		$89		$(802)
1Includes an unrealized gain related to our cross currency swaps. See Note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax expense of $1 million for the nine months ended September 30, 2026. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2026	2025	2026	2025
Amounts attributable to S&P Global Inc. common shareholders:
Income from continuing operations	$1,298	$1,078	$3,827	$3,091
(Loss) income from discontinued operations	(58)	98	25	246
Net income	$1,240	$1,176	$3,852	$3,337

Basic weighted-average number of common shares outstanding	291.4	304.3	294.7	305.8
Effect of dilutive securities	0.2	0.2	0.2	0.3
Diluted weighted-average number of common shares outstanding	291.6	304.5	294.9	306.1

Earnings per share attributable to S&P Global Inc. common shareholders:
Income from continuing operations:
Basic	$4.45	$3.54	$12.99	$10.11
Diluted	$4.45	$3.54	$12.98	$10.10
(Loss) income from discontinued operations:
Basic	$(0.20)	$0.32	$0.08	$0.81
Diluted	$(0.20)	$0.32	$0.08	$0.80
Net income:
Basic	$4.25	$3.86	$13.07	$10.91
Diluted	$4.25	$3.86	$13.06	$10.90
We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2026 and 2025, there were no stock options excluded. Restricted performance shares outstanding of 0.5 million and 0.6 million as of September 30, 2026 and 2025, respectively, were excluded.

10.    Restructuring
We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2026 and 2025 restructuring plans consisted of a company-wide workforce reduction of approximately 450 and 1,230 positions and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2026 by segment is as follows:

	2026 Restructuring Plan		2025 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$8	$5	$17	$—
Indices	—	—	4	2
Energy	8	4	19	5
Market Intelligence	15	6	56	6
Corporate	11	5	46	8
Total	$42	$20	$142	$21

We recorded a pre-tax restructuring charge of $42 million primarily related to employee severance charges for the 2026 restructuring plan during the nine months ended September 30, 2026 and have reduced the reserve by $22 million. The ending reserve balance for the 2025 restructuring plan was $74 million as of December 31, 2025. For the nine months ended September 30, 2026, we have reduced the reserve for the 2025 restructuring plan by $53 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information
We have four reportable segments: Ratings, Indices, Energy and Market Intelligence. On July 1, 2026, the previously announced Separation of Mobility Global from S&P Global became effective. The historical results of Mobility have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The assets and liabilities of Mobility have been classified as discontinued operations as of December 31, 2025. See Note 2 - Acquisitions, Divestitures and Discontinued Operations for further discussion.

Beginning with the third quarter of 2026, the presentation of certain products and related revenue and expenses within the Company's segment reporting was revised to align with management's current view of the business. Accordingly, 451 Research and Maritime & Trade are reported in Energy rather than Market Intelligence, and a small portion of expenses of Credit Analytics-related expenses are reported in Ratings rather than Market intelligence. These changes affected reportable segments results only and did not impact the consolidated financial statements. All prior periods presented have been recast to conform with current presentation.

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

Operating results from continuing operations for the periods ended September 30 are as follows:

(in millions)	Ratings	Indices	Energy	Market Intelligence	Total
	Three Months Ended September 30, 2026
Revenue from external customers	$1,223	$551	$645	$1,259	$3,678
Intersegment revenue [1]	48	3	—	4	55
Revenue	1,271	554	645	1,263	3,733
Intersegment elimination					(55)
Total revenue					3,678
Less: segment expenses [2]	436	156	335	806	1,733
Less: other segment items [3]	1	10	(159)	156	8
Intersegment elimination					(55)
Segment operating profit	$834	$388	$469	$301	$1,992
Corporate Unallocated expense [4]					36
Operating profit					1,956
Other income, net					(4)
Interest expense, net					87
Income from continuing operations before taxes on income					$1,873

(in millions)	Ratings	Indices	Energy	Market Intelligence	Total
	Nine Months Ended September 30, 2026
Revenue from external customers	$3,773	$1,597	$1,992	$3,712	$11,074
Intersegment revenue [1]	139	9	—	11	159
Revenue	3,912	1,606	1,992	3,723	11,233
Intersegment elimination					(159)
Total revenue					11,074
Less: segment expenses [2]	1,282	448	1,038	2,419	5,187
Less: other segment items [3]	11	33	(75)	325	294
Intersegment elimination					(159)
Segment operating profit	$2,619	$1,125	$1,029	$979	$5,752
Corporate Unallocated expense [4]					125
Operating profit					5,627
Other income, net					(10)
Interest expense, net					267
Income from continuing operations before taxes on income					$5,370

(in millions)	Ratings	Indices	Energy	Market Intelligence	Total
	Three Months Ended September 30, 2025
Revenue from external customers	$1,196	$459	$609	$1,179	$3,443
Intersegment revenue [1]	44	3	—	4	51
Revenue	1,240	462	609	1,183	3,494
Intersegment elimination					(51)
Total revenue					3,443
Less: segment expenses [2]	409	138	328	768	1,643
Less: other segment items [3]	13	11	32	163	219
Intersegment elimination					(51)
Segment operating profit	$818	$313	$249	$252	$1,632
Corporate Unallocated expense [4]					83
Equity in income on unconsolidated subsidiaries					(7)
Operating profit					1,556
Other income, net					(2)
Interest expense, net					79
Income from continuing operations before taxes on income					$1,479

(in millions)	Ratings	Indices	Energy	Market Intelligence	Total
	Nine Months Ended September 30, 2025
Revenue from external customers	$3,408	$1,344	$1,896	$3,469	$10,117
Intersegment revenue [1]	129	8	—	10	147
Revenue	3,537	1,352	1,896	3,479	10,264
Intersegment elimination					(147)
Total revenue					10,117
Less: segment expenses [2]	1,197	390	1,009	2,307	4,903
Less: other segment items [3]	54	30	108	507	699
Intersegment elimination					(147)
Segment operating profit	$2,286	$932	$779	$665	$4,662
Corporate Unallocated expense [4]					214
Equity in income on unconsolidated subsidiaries					(28)
Operating profit					4,476
Other income, net					(25)
Interest expense, net					233
Income from continuing operations before taxes on income					$4,268
1    Intersegment revenue primarily relates to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2     The segment expense category for Ratings, Indices, Energy and Market Intelligence for the three and nine months ended September 30, 2026 and 2025 primarily include an aggregation of compensation costs, technology costs and strategic investments. The CODM considers actual-to-actual and budget-to-actual variances when making decisions about allocating personnel and capital to the segments; however, the CODM does not receive the individual expense items underlying the overall segment expenses. Variance explanations include segment expenses including compensation costs, technology costs and strategic investments, but the CODM is otherwise not provided, and cannot easily calculate, lower-level expense information.
3     Other segment items for the three and nine months ended September 30, 2026 for each reportable segment primarily include amortization of intangibles from acquisitions, gain on dispositions and certain items primarily including acquisition and disposition-related costs. Other segment items for the nine months ended September 30, 2026 also include employee severance charges. Other segment items for the three and nine months ended September 30, 2025 for each reportable segment primarily include amortization of intangibles from acquisitions and certain items primarily including employee severance charges, legal costs, acquisition and disposition-related costs and Executive Leadership Team transition costs.
4 Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses.

The following table presents our revenue disaggregated by revenue type for the periods ended September 30:

(in millions)	Ratings	Indices	Energy	Market Intelligence	Intersegment Elimination [1]	Total
	Three Months Ended September 30, 2026
Subscription	$—	$87	$583	$1,049	$—	$1,719
Non-subscription / Transaction	677	—	31	38	—	746
Non-transaction	594	—	—	—	(55)	539
Asset-linked fees	—	375	—	—	—	375
Sales usage-based royalties	—	92	31	—	—	123
Recurring variable revenue	—	—	—	176	—	176
Total revenue	$1,271	$554	$645	$1,263	$(55)	$3,678

Timing of revenue recognition
Services transferred at a point in time	$677	$—	$31	$38	$—	$746
Services transferred over time	594	554	614	1,225	(55)	2,932
Total revenue	$1,271	$554	$645	$1,263	$(55)	$3,678

(in millions)	Ratings	Indices	Energy	Market Intelligence	Intersegment Elimination [1]	Total
	Nine Months Ended September 30, 2026
Subscription	$—	$258	$1,708	$3,076	$—	$5,042
Non-subscription / Transaction	2,135	—	189	129	—	2,453
Non-transaction	1,777	—	—	—	(159)	1,618
Asset-linked fees	—	1,062	—	—	—	1,062
Sales usage-based royalties	—	286	95	—	—	381
Recurring variable revenue	—	—	—	518	—	518
Total revenue	$3,912	$1,606	$1,992	$3,723	$(159)	$11,074

Timing of revenue recognition
Services transferred at a point in time	$2,135	$—	$189	$129	$—	$2,453
Services transferred over time	1,777	1,606	1,803	3,594	(159)	8,621
Total revenue	$3,912	$1,606	$1,992	$3,723	$(159)	$11,074

(in millions)	Ratings	Indices	Energy	Market Intelligence	Intersegment Elimination [1]	Total
	Three Months Ended September 30, 2025
Subscription	$—	$82	$556	$986	$—	$1,624
Non-subscription / Transaction	668	—	22	39	—	729
Non-transaction	572	—	—	—	(51)	521
Asset-linked fees	—	303	—	—	—	303
Sales usage-based royalties	—	77	31	—	—	108
Recurring variable revenue	—	—	—	158	—	158
Total revenue	$1,240	$462	$609	$1,183	$(51)	$3,443

Timing of revenue recognition
Services transferred at a point in time	$668	$—	$22	$39	$—	$729
Services transferred over time	572	462	587	1,144	(51)	2,714
Total revenue	$1,240	$462	$609	$1,183	$(51)	$3,443

(in millions)	Ratings	Indices	Energy	Market Intelligence	Intersegment Elimination [1]	Total
	Nine Months Ended September 30, 2025
Subscription	$—	$237	$1,637	$2,900	$—	$4,774
Non-subscription / Transaction	1,885	—	169	112	—	2,166
Non-transaction	1,652	—	—	—	(147)	1,505
Asset-linked fees	—	876	—	—	—	876
Sales usage-based royalties	—	239	90	—	—	329
Recurring variable revenue	—	—	—	467	—	467
Total revenue	$3,537	$1,352	$1,896	$3,479	$(147)	$10,117

Timing of revenue recognition
Services transferred at a point in time	$1,885	$—	$169	$112	$—	$2,166
Services transferred over time	1,652	1,352	1,727	3,367	(147)	7,951
Total revenue	$3,537	$1,352	$1,896	$3,479	$(147)	$10,117
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Segment information as of September 30, 2026 and December 31, 2025 is as follows:

(in millions)	Total Assets
	September 30,	December 31,
	2026	2025
Ratings	$1,389	$1,212
Indices	3,375	3,369
Energy	8,580	8,658
Market Intelligence	29,898	30,782
Total reportable segments	43,242	44,021
Corporate [1]	4,790	4,027
Assets held for sale [2]	—	196
Assets of discontinued operations	—	12,956
Total	$48,032	$61,200
1Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, investments, assets for pension benefits and deferred income taxes.
2Relates to the divestitures of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment as of December 31, 2025. Additionally, assets held for sale include fixed assets related to our facility in Centennial, Colorado as of December 31, 2025.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2026	2025	2026	2025
U.S.	$2,176	$1,995	$6,567	$5,891
European region	873	861	2,672	2,530
Asia	445	417	1,290	1,182
Rest of the world	184	170	545	514
Total	$3,678	$3,443	$11,074	$10,117

See Note 2 — Acquisitions, Divestitures and Discontinued Operations and Note 10 — Restructuring for additional actions that impacted the segment operating results.

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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Our future minimum base payments used to determine our lease liabilities include minimum base rent payments and escalations. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of September 30, 2026 and December 31, 2025:

(in millions)		September 30,	December 31,
Balance Sheet Location		2026	2025
Assets
Right of use assets	Lease right of use assets	$345	$397
Liabilities
Other current liabilities	Current lease liabilities	118	117
Lease liabilities — non-current	Non-current lease liabilities	403	483
The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2026	2025	2026	2025
Operating lease cost	$27	$28	$80	$87
Sublease income	(5)	(3)	(22)	(10)
Total lease cost	$22	$25	$58	$77

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2026	2025	2026	2025
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows for operating leases	$36	$33	$106	$99

Right of use assets obtained in exchange for lease obligations
Operating leases	9	1	25	22

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	4.5	5.3
Weighted-average discount rate	4.33%	4.29%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2026 (Excluding the nine months ended September 30, 2026)	$34
2027	136
2028	113
2029	89
2030	65
2031 and beyond	151
Total undiscounted lease payments	$588
Less: Imputed interest	67
Present value of lease liabilities	$521

As of September 30, 2026, the Company has certain lease agreements that have not yet commenced with total estimated future lease payments of $18 million which have been excluded from the table above. These leases are expected to begin in the fourth quarter of 2026 and continue through 2037, with lease terms ranging from 1 year to 11 years.

Related Party Agreements

In June of 2012, we entered into a license agreement (the “License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group’s equity index products. During the three and nine months ended September 30, 2026, S&P Dow Jones Indices LLC earned $48 million and $154 million of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2025, S&P Dow Jones Indices LLC earned $44 million and $146 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, “S&P Global,” the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2026. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2025 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Nine Months Ended September 30, 2026 and 2025
•Liquidity and Capital Resources
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
The accounting requirements for reporting Mobility as a discontinued operation were met when the Separation was completed. Accordingly, the historical results of Mobility have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.
The Company's presentation of discontinued operations excludes general corporate overhead costs that were historically allocated to Mobility that do not meet the requirements to be presented in discontinued operations. Such allocations include labor and non-labor expenses related to S&P Global's corporate support functions (e.g., finance, accounting, treasury, information technology, legal, among others) that historically provided support to Mobility. In addition, discontinued operations excludes historical intercompany purchases and sales between S&P Global and Mobility that were eliminated in consolidation.
Beginning with the third quarter of 2026, the presentation of certain products and related revenue and expenses within the Company's segment reporting was revised to align with management's current view of the business. Accordingly, 451 Research and Maritime & Trade are reported in Energy rather than Market Intelligence, and a small portion of expenses of Credit Analytics-related expenses are reported in Ratings rather than Market intelligence. These changes affected reportable segments results only and did not impact the consolidated financial statements. All prior periods presented have been recast to conform with current presentation.
Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2026	2025	% Change [1]	2026	2025	% Change [1]
Revenue	$3,678	$3,443	7%	$11,074	$10,117	9%
Operating profit [2]	$1,956	$1,556	26%	$5,627	$4,476	26%
Operating margin %	53%	45%		51%	44%
Diluted earnings per share from continuing operations	$4.45	$3.54	26%	$12.98	$10.10	29%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

2 Operating profit for the three and nine months ended September 30, 2026 includes disposition-related costs of $5 million and $12 million, respectively, gain on dispositions of $200 million and $386 million, respectively, acquisition-related costs of $8 million and $24 million, respectively, lease impairments of $5 million and $10 million, respectively, and a reversal of a statutorily required labor law accrual adjustment of $5 million and $2 million, respectively. Operating profit for the nine months ended September 30, 2026 includes employee severance charges of $44 million, asset impairment of $4 million, employee-related costs of $3 million, and legal costs of $1 million. Operating profit for the three and nine months ended September 30, 2025 includes employee severance charges of $18 million and $94 million, respectively, acquisition-related costs of $6 million and $19 million, respectively, legal costs of $13 million and $42 million, respectively, disposition-related costs of $7 million and $12 million, respectively, Executive Leadership Team transition costs of $10 million and $27 million, respectively, and lease impairments of $6 million and $14 million, respectively. Operating profit for the nine months ended September 30, 2025 includes a gain on disposition of $3 million and asset write-offs of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $199 million and $203 million for the three months ended September 30, 2026 and 2025, respectively, and $598 million and $615 million for the nine months ended September 30, 2026 and 2025, respectively.

Three Months

Revenue increased 7% driven by increases at all of our reportable segments. The increase at Indices was primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Market Intelligence was primarily due to subscription revenue growth in Kensho Data and Platforms driven by increases in data feed products, RatingsXpress® and RatingsDirect®, and the favorable impact of retroactive revenue from delayed renewals. An increase in recurring variable revenue primarily due to increased volumes also contributed to revenue growth. Revenue at Market Intelligence was favorably impacted by the acquisition of With Intelligence in November of 2025 and unfavorably impacted by the disposition of the Enterprise Data Management and thinkFolio businesses in January of 2026. The increase at Energy was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. The increase at Ratings was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance, partially offset by lower bank loan ratings revenue and a decrease in structured finance revenue. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in revenue at our Crisil subsidiary and higher Ratings Evaluation Service (“RES”) activity. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 26%. Excluding the impact of a higher gain on dispositions in 2026 of 15 percentage points, higher employee severance charges in 2025 of 1 percentage point, higher legal costs in 2025 of 1 percentage point and Executive Leadership Team transition costs in 2025 of 1 percentage point, operating profit increased 8%. The increase was primarily due to revenue growth, partially offset by higher compensation costs, higher technology costs and investments in strategic initiatives. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Nine Months

Revenue increased 9% driven by increases at all of our reportable segments. The increase at Ratings was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance, partially offset by lower bank loan ratings revenue. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in revenue at our Crisil subsidiary and higher RES activity. The increase at Indices was primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. The increase at Market Intelligence was primarily due to subscription revenue growth in Kensho Data and Platforms driven by increases in data feed products, RatingsXpress® and RatingsDirect®, and the favorable impact of retroactive revenue from delayed renewals. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Revenue at Market Intelligence was favorably impacted by the acquisition of With Intelligence in November of 2025 and unfavorably impacted by the disposition of the Enterprise Data Management and thinkFolio businesses in January of 2026. The increase at Energy was primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 26%. Excluding the impact of a higher gain on dispositions in 2026 of 10 percentage points, higher employee severance charges in 2025 of 1 percentage point, higher legal costs in 2025 of 1 percentage point higher Executive Leadership Team transition costs in 2025 of 1 percentage point and higher amortization of intangibles from acquisitions in 2025 of 1 percentage point, operating profit increased 12%. The increase was primarily due to revenue growth, partially offset by higher compensation costs, higher technology costs and investments in strategic initiatives. Foreign exchange rates had a favorable impact of 1 percentage point.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Consolidated Review

(in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$3,678	$3,443	7%	$11,074	$10,117	9%
Total Expenses:
Operating-related expenses	1,034	986	5%	3,159	2,996	5%
Selling and general expenses	660	693	(5)%	1,990	2,032	(2)%
Depreciation and amortization	228	215	6%	684	644	6%
Total expenses	1,922	1,894	2%	5,833	5,672	3%
Gain on dispositions	(200)	—	N/M	(386)	(3)	N/M
Equity in income on unconsolidated subsidiaries	—	(7)	N/M	—	(28)	N/M
Operating profit	1,956	1,556	26%	5,627	4,476	26%
Other income, net	(4)	(2)	N/M	(10)	(25)	60%
Interest expense, net	87	79	10%	267	233	14%
Provision for taxes on income	467	312	49%	1,220	918	33%
Income from continuing operations	1,406	1,167	21%	4,150	3,350	24%
Discontinued operations, net	(58)	98	N/M	25	246	(90)%
Less: net income from continuing operations attributable to noncontrolling interests	(108)	(89)	(22)%	(323)	(259)	(25)%
Net income attributable to S&P Global Inc.	$1,240	$1,176	5%	$3,852	$3,337	15%
N/M – Represents a change equal to or in excess of 100% or not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$3,678	$3,443	7%	$11,074	$10,117	9%

Subscription revenue	1,719	1,624	6%	5,042	4,774	6%
Non-subscription / transaction revenue	746	729	2%	2,453	2,166	13%
Non-transaction revenue	539	521	3%	1,618	1,505	8%
Asset-linked fees	375	303	24%	1,062	876	21%
Sales usage-based royalties	123	108	14%	381	329	16%
Recurring variable	176	158	11%	518	467	11%

% of total revenue:
Subscription revenue	47%	47%		45%	47%
Non-subscription / transaction revenue	20%	21%		22%	21%
Non-transaction revenue	15%	15%		15%	15%
Asset-linked fees	10%	9%		10%	9%
Sales usage-based royalties	3%	3%		3%	3%
Recurring variable	5%	5%		5%	5%

U.S. revenue	$2,176	$1,995	9%	$6,567	$5,891	11%
International revenue:
European region	873	861	1%	2,672	2,530	6%
Asia	445	417	7%	1,290	1,182	9%
Rest of the world	184	170	8%	545	514	6%
Total international revenue	$1,502	$1,448	4%	$4,507	$4,226	7%
% of total revenue:
U.S. revenue	59%	58%		59%	58%
International revenue	41%	42%		41%	42%

Three Months

Revenue increased 7% as compared to the three months ended September 30, 2025. Subscription revenue increased in 2026 primarily due to growth in Kensho Data and Platforms driven by increases in data feed products, RatingsXpress® and RatingsDirect®, and the favorable impact of retroactive revenue from delayed renewals; continued demand for Energy market data and market insights products; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to higher corporate bond ratings revenue at Ratings and an increases in consulting revenue and conference revenue at Energy. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in revenue at our Crisil subsidiary and higher RES activity at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Revenue increased 9% as compared to the nine months ended September 30, 2025. Subscription revenue increased in 2026 primarily due to growth in Kensho Data and Platforms driven by increases in data feed products, RatingsXpress® and RatingsDirect®, the favorable impact of retroactive revenue from delayed renewals; continued demand for Energy market data and market insights products; and higher data subscription revenue at Indices. Non-subscription / transaction revenue increased primarily due to higher corporate bond ratings revenue at Ratings, and increases in conference revenue and consulting revenue at Energy. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in revenue at our Crisil subsidiary and higher RES activity at Ratings. Asset linked fees increased at Indices primarily due to higher levels of assets under management for ETFs and mutual funds. The increase in sales-usage based royalties was driven by higher exchange-traded derivative revenue at Indices and the licensing of our proprietary market data to commodity exchanges at Energy. Recurring variable revenue at Market Intelligence increased due to increased volumes. See “Segment Review” below for further information.
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

Three Months

(in millions)	2026		2025		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	281	146	267	147	5%	(1)%
Indices [2]	79	76	70	67	11%	13%
Energy [3]	192	148	188	138	3%	7%
Market Intelligence [4]	518	276	493	281	5%	(1)%
Intersegment eliminations [5]	(55)	—	(51)	—	(8)%	N/M
Total segments	1,015	646	967	633	5%	2%
Corporate Unallocated expense [6]	19	14	19	60	(4)%	(76)%
Total	$1,034	$660	$986	$693	5%	(5)%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     In 2025, selling and general expenses include legal costs of $12 million.

2     In 2025, selling and general expenses include employee severance charges of $1 million and acquisition-related costs of $1 million.
3 In 2026, selling and general expenses include acquisition-related costs of $6 million, disposition-related costs of $4 million and a reversal of a statutorily required labor law accrual adjustment of $1 million.
4     In 2026, selling and general expenses include a reversal of a statutorily required labor law accrual adjustment of $2 million, disposition-related costs of $2 million and acquisition-related costs of $1 million. In 2025, selling and general expenses include employee severance charges of $11 million, acquisition-related costs of $2 million, disposition-related costs of $4 million and Executive Leadership Team transition costs of $1 million.
5     Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
6     In 2026, selling and general expenses include lease impairments of $5 million, a reversal of a statutorily required labor law accrual adjustment of $2 million and acquisition-related costs of $1 million. In 2025, selling and general expenses include Executive Leadership Team transition costs of $9 million, lease impairments of $6 million, employee severance charges of $5 million, acquisition-related costs of $4 million, disposition-related costs of $4 million and legal costs of $1 million.
Operating-Related Expenses

Operating-related expenses increased 5% primarily driven by higher compensation costs, higher technology costs and an increase in strategic initiatives.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 5%. Selling and general expenses increased 2% excluding the impact of higher employee severance charges in 2025 of 3 percentage points, higher legal costs in 2025 of 2 percentage points, Executive Leadership Team transition costs in 2025 of 1 percentage point, and a reversal of a statutorily required labor law accrual adjustment in 2026 of 1 percentage point. The increase was primarily driven by higher compensation costs, higher technology costs and an increase in strategic initiatives.

Depreciation and Amortization

Depreciation and amortization increased $13 million to $228 million in 2026 compared to 2025 primarily due to higher intangible asset amortization driven by a recent acquisition at Market Intelligence and higher depreciation due to new asset purchases, partially offset by assets being fully amortized.

Nine Months

(in millions)	2026		2025		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$847	$418	$788	$439	7%	(5)%
Indices [2]	232	216	203	186	14%	16%
Energy [3]	628	428	610	404	3%	6%
Market Intelligence [4]	1,559	856	1,491	851	5%	1%
Intersegment eliminations [5]	(158)	—	(147)	—	(8)%	N/M
Total segments	3,108	1,918	2,945	1,880	6%	2%
Corporate Unallocated expense [6]	51	72	51	152	1%	(53)%
Total	$3,159	$1,990	$2,996	$2,032	5%	(2)%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     In 2026, selling and general expenses include employee severance charges of $8 million. In 2025, selling and general expenses include legal costs of $39 million and employee severance charges of $10 million.

2     In 2026, selling and general expenses include employee-related costs of $2 million, employee severance charges of $1 million and acquisition-related costs of $1 million. In 2025, selling and general expenses include employee severance charges of $1 million and acquisition-related costs of $1 million.
3 In 2026, selling and general expenses include acquisition-related costs of $9 million, employee severance charges of $8 million, disposition-related costs of $6 million, asset impairment of $4 million and a reversal of a statutorily required labor law accrual adjustment of $1 million. In 2025, selling and general expenses include employee severance charges of $10 million.
4     In 2026, selling and general expenses include employee severance charges of $15 million, acquisition-related costs of $13 million and disposition-related costs of $6 million. In 2025, selling and general expenses include employee severance charges of $44 million, acquisition-related costs of $12 million, disposition-related costs of $6 million and Executive Leadership Team transition costs of $5 million.
5     Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
6     In 2026, selling and general expenses include employee severance charges of $11 million, lease impairments of $10 million, acquisition-related costs of $2 million and a reversal of a statutorily required labor law accrual adjustment of $2 million. In 2025, selling and general expenses include employee severance charges of $28 million, Executive Leadership Team transition costs of $22 million, lease impairments of $14 million, acquisition-related costs of $6 million, disposition-related costs of $6 million, legal costs of $3 million and an asset write-off of $1 million.
Operating-Related Expenses

Operating-related expenses increased 5% primarily driven by higher compensation costs, higher technology costs and an increase in strategic initiatives.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 2%. Selling and general expenses increased 4% excluding the impact of higher employee severance charges in 2025 of 3 percentage points, higher legal costs in 2025 of 2 percentage points and Executive Leadership Team transition costs in 2025 of 1 percentage point. The increase was primarily driven by higher compensation costs, higher technology costs and an increase in strategic initiatives.

Depreciation and Amortization

Depreciation and amortization increased $40 million to $684 million in 2026 compared to 2025 primarily due to higher intangible asset amortization driven by a recent acquisition at Market Intelligence and higher depreciation due to new asset purchases, partially offset by assets being fully amortized.

Gain on Dispositions

During the three and nine months ended September 30, 2026, we recorded a pre-tax gain of $200 million ($136 million after-tax) and $386 million ($315 million after-tax), respectively, related to the following dispositions:

•On September 1, 2026, we completed the sale of Energy's geoscience and petroleum engineering software portfolio to Schlumberger (SLB), a global technology company driving energy innovation across more than 100 countries. During the three and nine months ended September 30, 2026, we recorded a pre-tax gain of $200 million ($136 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of the geoscience and petroleum engineering software portfolio.

•In April of 2026, we sold our facility at Centennial, Colorado. During the nine months ended September 30, 2026, we recorded a pre-tax gain of $11 million ($8 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Centennial.

•On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the nine months ended September 30, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2026	2025	% Change
Ratings [1]	$834	$818	2%
Indices [2]	388	313	24%
Energy [3]	469	249	88%
Market Intelligence [4]	301	252	19%
Total segment operating profit	1,992	1,632	22%
Corporate Unallocated expense [5]	(36)	(83)	56%
Equity in income on unconsolidated subsidiaries [6]	—	7	N/M
Total operating profit	$1,956	$1,556	26%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     2025 includes legal costs of $12 million. 2026 and 2025 include amortization of intangibles from acquisitions of $1 million.
2    2025 includes employee severance charges of $1 million and acquisition-related costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $10 million and $9 million, respectively.
3 2026 includes a gain on disposition of $200 million, acquisition-related costs of $6 million, disposition-related costs of $4 million, and a reversal of a statutorily required labor law accrual adjustment of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $32 million.
4    2026 includes a reversal of a statutorily required labor law accrual adjustment of $2 million, disposition-related costs of $2 million and acquisition-related costs of $1 million. 2025 includes employee severance charges of $11 million, acquisition-related costs of $2 million, disposition-related costs of $4 million and Executive Leadership Team transition costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $154 million and $146 million, respectively.
5    2026 includes lease impairments of $5 million, a reversal of a statutorily required labor law accrual adjustment of $2 million and acquisition-related costs of $1 million. 2025 includes Executive Leadership Team transition costs of $9 million, lease impairments of $6 million, employee severance charges of $5 million, acquisition-related costs of $4 million, disposition-related costs of $4 million and legal costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.
6    2025 includes amortization of intangibles from acquisitions of $14 million.

Segment Operating Profit — Segment operating profit increased 22% as compared to 2025. Excluding the impact of a higher gain on dispositions in 2026 of 13 percentage points, higher employee severance charges in 2025 of 1 percentage point, higher legal costs in 2025 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2026 of 1 percentage point, operating profit increased 8% primarily due to revenue growth, partially offset by higher compensation costs, higher technology costs and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 56% compared to 2025. Excluding the impact of Executive Leadership Team transition costs in 2025 of 6 percentage points, employee severance charges in 2025 of 3 percentage points, higher disposition-related costs in 2025 of 2 percentage points, higher acquisition-related costs in 2025 of 2 percentage points, a reversal of a statutorily required labor law accrual adjustment in 2026 of 1 percentage point and higher lease impairments in 2025 of 1 percentage point, Corporate Unallocated expense decreased 41% primarily due to lower professional fees and incentives.

Equity in Income on Unconsolidated Subsidiaries — On October 10, 2025, the Company and CME Group completed the sale of OSTTRA, an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture. Equity in Income on Unconsolidated Subsidiaries was $7 million for the three months ended September 30, 2025.

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

Nine Months

(in millions)	2026	2025	% Change
Ratings [1]	$2,619	$2,286	15%
Indices [2]	1,125	932	21%
Energy [3]	1,029	779	32%
Market Intelligence [4]	979	665	47%
Total segment operating profit	5,752	4,662	23%
Corporate Unallocated expense [5]	(125)	(214)	42%
Equity in income on unconsolidated subsidiaries [6]	—	28	N/M
Total operating profit	$5,627	$4,476	26%
N/M – Represents a change equal to or in excess of 100% or not meaningful
1     2026 includes employee severance charges of $8 million. 2025 includes legal costs of $39 million and employee severance charges of $10 million. 2026 and 2025 include amortization of intangibles from acquisitions of $3 million and $5 million, respectively.
2    2026 includes employee-related costs of $2 million, employee severance charges of $1 million and acquisition-related costs of $1 million. 2025 includes employee severance charges of $1 million and acquisition-related costs of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $29 million and $27 million, respectively.
3 2026 includes a gain on disposition of $200 million, employee severance charges of $8 million, acquisition-related costs of $9 million, disposition-related costs of $6 million, asset impairment of $4 million and a reversal of a statutorily required labor law accrual adjustment of $1 million. 2025 includes employee severance charges of $10 million. 2026 and 2025 include amortization of intangibles from acquisitions of $98 million.
4    2026 includes gain on disposition of $172 million, employee severance charges of $15 million, acquisition-related costs of $13 million, and disposition-related costs of $6 million. 2025 includes employee severance charges of $44 million, acquisition-related costs of $12 million, Executive Leadership Team transition costs of $5 million, disposition-related costs of $6 million and a gain on disposition of $3 million. 2026 and 2025 include amortization of intangibles from acquisitions of $464 million and $443 million, respectively.
5    2026 includes a gain on dispositions of $14 million, employee severance charges of $11 million, lease impairments of $10 million, acquisition-related costs of $2 million and a reversal of a statutorily required labor law accrual adjustment of $2 million. 2025 includes employee severance charges of $28 million, Executive Leadership Team transition costs of $22 million, lease impairments of $14 million, acquisition-related costs of $6 million, disposition-related costs of $6 million, legal costs of $3 million and an asset write-off of $1 million. 2026 and 2025 include amortization of intangibles from acquisitions of $4 million and $2 million, respectively.
6    2025 includes amortization of intangibles from acquisitions of $40 million.

Segment Operating Profit — Segment operating profit increased 23% as compared to 2025. Excluding the impact of a gain on dispositions in 2026 of 9 percentage points, higher employee severance charges in 2025 of 1 percentage point, legal settlement costs in 2025 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2026 of 1 percentage point, operating profit increased 13% primarily due to revenue growth, partially offset by higher compensation costs, higher technology costs and investments in strategic initiatives. See “Segment Review” below for further information.
Corporate Unallocated Expense — Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 42% compared to 2025. Excluding the impact of Executive Leadership Team transition costs in 2025 of 9 percentage points, higher employee severance charges in 2025 of 7 percentage points, a gain on dispositions in 2026 of 4 percentage points, disposition-related costs in 2025 of 2 percentage points, higher acquisition-related costs in 2025 of 2 percentage points, higher lease impairments in 2025 of 2 percentage points, legal costs in 2025 of 1 percentage point, a reversal of a statutorily required labor law accrual adjustment in 2026 of 1 percentage point and an asset write-off in 2025 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2026 of 1 percentage point, Corporate Unallocated expense decreased 14% primarily due to lower professional fees and incentives.

Equity in Income on Unconsolidated Subsidiaries — On October 10, 2025, the Company and CME Group completed the sale of OSTTRA, an investment in a 50/50 joint venture arrangement with shared control with CME Group that combined each company’s post-trade services into a joint venture. Equity in Income on Unconsolidated Subsidiaries was $28 million for the nine months ended September 30, 2025.

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

Other Income, net

Other income, net includes gains and losses on our mark-to-market investments and the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $4 million for the three months ended September 30, 2026 compared to $2 million for the three months ended September 30, 2025 and $10 million for the nine months ended September 30, 2026 compared to $25 million for the nine months ended September 30, 2025 due to higher losses on our mark-to-market investments in the three months ended September 30, 2025 and higher gains on our mark-to-market investments in the nine months ended September 30, 2025.

Interest Expense, net

Interest expense, net was $87 million for the three months ended September 30, 2026 compared to $79 million for the three months ended September 30, 2025 and $267 million for the nine months ended September 30, 2026 compared to $233 million for the nine months ended September 30, 2025, primarily due to an increase in interest expense related to the issuance of our senior notes in December of 2025 and increased expense related to commercial paper borrowings in 2026 to partially finance the Company's ASR agreements entered into in 2026 and short-term working capital requirements.

Provision for Income Taxes

The effective income tax rate was 24.9% and 22.7% for the three and nine months ended September 30, 2026, respectively, and 21.1% and 21.5% for the three and nine months ended September 30, 2025, respectively. The higher 2026 rates are primarily due to a combination of discrete adjustments including tax charge on divestitures.

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

Discontinued Operations

On July 1, 2026, the previously announced Separation of Mobility Global from S&P Global became effective. The historical results of Mobility have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 2 – Acquisitions, Divestitures and Discontinued Operations to the consolidated financial statements of this Form 10-Q for further information.

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

On October 26, 2026, we announced the completion of the acquisition of OpenZeppelin, the security standard for onchain finance. The transaction complements S&P Global's risk assessment capabilities in digital asset markets and brings OpenZeppelin's deep expertise in onchain ecosystem development, enhancing its ability to create the next generation of onchain security assessments and benchmarks, and deliver essential intelligence as capital markets transition onchain. The acquisition is part of our Ratings segment and is not material to our consolidated financial statements.

On July 28, 2026, we announced an agreement to acquire a majority stake in Agusto & Co., a leading Pan-African rating agency with operations in Nigeria, Kenya, Rwanda and Ghana. The investment, a strategic step for both companies, will complement and support the growth strategy of our Ratings segment in Africa. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions, including receipt of required regulatory approvals. The proposed acquisition is not expected to have a material impact to our consolidated financial statements.

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments; and
•bank loan ratings.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at Crisil. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $47 million and $137 million for the three and nine months ended September 30, 2026, respectively, and $44 million and $128 million for the three and nine months ended September 30, 2025, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$1,271	$1,240	2%	$3,912	$3,537	11%

Transaction revenue	$677	$668	1%	$2,135	$1,885	13%
Non-transaction revenue	$594	$572	4%	$1,777	$1,652	8%
% of total revenue:
Transaction revenue	53%	54%		55%	53%
Non-transaction revenue	47%	46%		45%	47%

U.S. revenue	$737	$729	1%	$2,296	$2,051	12%
International revenue	$534	$511	5%	$1,616	$1,486	9%
% of total revenue:
U.S. revenue	58%	59%		59%	58%
International revenue	42%	41%		41%	42%

Operating profit [1]	$834	$818	2%	$2,619	$2,286	15%
Operating margin %	66%	66%		67%	65%
1Operating profit for the nine months ended September 30, 2026 includes employee severance charges of $8 million. Operating profit for the three and nine months ended September 30, 2025 includes legal costs of $12 million and $39 million, respectively. Operating profit for the nine months ended September 30, 2025 includes employee severance charges $10 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2026 and 2025, and $3 million and $5 million for the nine months ended September 30, 2026 and 2025, respectively.

Three Months
Revenue increased 2%, with a unfavorable impact from foreign exchange rates of 1 percentage point. The increase in revenue was driven by both transaction and non-transaction revenue. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in revenue at our Crisil subsidiary and higher Ratings Evaluation Service (“RES”) activity. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance, partially offset by lower bank loan ratings revenue driven due to lower refinancing activity and a decrease in structured finance revenue driven by decreased collateralized loan obligations (“CLOs”) issuance volumes. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 2%. Excluding the impact of legal costs in 2025 of 2 percentage points, operating profit remained unchanged due to revenue growth, offset by higher compensation costs driven by annual merit increases and additional headcount, higher technology costs and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months
Revenue increased 11%, with a favorable impact from foreign exchange rates of 1 percentage point. The increase in revenue was driven by both transaction and non-transaction revenue. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by strong investment grade issuance, partially offset by lower bank loan ratings revenue driven due to lower refinancing activity. An increase in structured finance revenue also contributed to transaction revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance revenue, an increase in revenue at our Crisil subsidiary and higher RES activity. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 15%. Excluding the impact of legal costs in 2025 of 3 percentage points, operating profit increased 12% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases and additional headcount, higher technology costs and an increase in strategic investments. Foreign exchange rates had a favorable impact of 2 percentage points.

Billed Issuance Volumes

We monitor billed issuance volumes regularly within Ratings. Billed issuance excludes items that do not impact transaction revenue, such as issuance from frequent issuer programs, unrated debt, and most international public finance to more effectively correlate issuance activity to movements in transaction revenue.

The following table provides billed issuance levels based on Ratings’ internal data feeds for the periods ended September 30:

	Three Months			Nine Months
(in billions)	2026	2025	% Change	2026	2025	% Change
Investment-grade billed issuance*	$503	$392	28%	$1,663	$1,261	32%
High-yield billed issuance *	$154	$185	(17)%	$440	$446	(1)%
Other billed issuance **	$570	$563	1%	$1,622	$1,533	6%
Total billed issuance	$1,227	$1,140	8%	$3,725	$3,240	15%
Note - Totals presented may not sum due to rounding.
*     Includes Corporates, Financial Services and Infrastructure.
** Includes Bank Loans, Structured Finance and Government.
Third quarter billed issuance was up primarily due to increases in investment grade driven by AI-related issuance and M&A transactions. High yield and bank loans decreased in the third quarter driven by lower refinancing activity.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$554	$462	20%	$1,606	$1,352	19%

Asset-linked fees	$375	$303	24%	$1,062	$876	21%
Subscription revenue	$87	$82	7%	$258	$237	9%
Sales usage-based royalties	$92	$77	19%	$286	$239	20%
% of total revenue:
Asset-linked fees	68%	65%		66%	65%
Subscription revenue	16%	18%		16%	17%
Sales usage-based royalties	16%	17%		18%	18%

U.S. revenue	$449	$372	21%	$1,290	$1,087	19%
International revenue	$105	$90	17%	$316	$265	19%
% of total revenue:
U.S. revenue	81%	81%		80%	80%
International revenue	19%	19%		20%	20%

Operating profit [1]	$388	$313	24%	$1,125	$932	21%
Less: net operating profit attributable to noncontrolling interests	101	83		299	238
Net operating profit	$287	$230	24%	$826	$694	19%
Operating margin %	70%	68%		70%	69%
Net operating margin %	52%	50%		51%	51%

1 Operating profit for the nine months ended September 30, 2026 includes employee-related costs of $2 million, employee severance charges of $1 million and acquisition-related costs of $1 million. Operating profit for the three and nine months ended September 30, 2025 includes employee severance charges of $1 million and acquisition-related costs of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $10 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $29 million and $27 million for the nine months ended September 30, 2026 and 2025, respectively.

Three Months
Revenue at Indices increased 20% primarily due to an increase in asset linked fees revenue driven by higher levels of assets under management (“AUM”) for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. Ending AUM for ETFs increased 26% to $6.517 trillion compared to September 30, 2025 and average levels of AUM for ETFs increased 32% to $6.516 trillion compared to the three months ended September 30, 2025. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 24%. Excluding employee severance charges in 2025 of 1 percentage point and higher acquisition-related costs in 2025 of 1 percentage point, operating profit increased 22% primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, higher incentives and additional headcount, and an increase in strategic investments. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Nine Months
Revenue at Indices increased 19% primarily due to an increase in asset linked fees revenue driven by higher levels of AUM for ETFs and mutual funds, higher exchange-traded derivative revenue and higher data subscription revenue. Ending AUM for ETFs increased 26% to $6.517 trillion compared to September 30, 2025 and average levels of AUM for ETFs increased 32% to $6.048 trillion compared to the nine months ended September 30, 2025. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

On September 1, 2026, we completed the acquisition of datacenterHawk, a leading provider of proprietary intelligence for global data center, fiber optic and related infrastructure markets. The acquisition combines datacenterHawk's asset-level intelligence on data center supply, demand, pricing, pipelines and site selection with Energy's comprehensive coverage of global power markets across grid infrastructure intelligence, supply and demand forecasting, and leading datacenter forecasting, market outlooks, and technology intelligence from 451 Research. The acquisition of datacenterHawk is not material to our consolidated financial statements.

On September 1, 2026, we completed the sale of Energy's geoscience and petroleum engineering software portfolio to Schlumberger (SLB), a global technology company driving energy innovation across more than 100 countries. During the three and nine months ended September 30, 2026, we recorded a pre-tax gain of $200 million ($136 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of the geoscience and petroleum engineering software portfolio.

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

Energy includes the following business lines:
•Platts — benchmark products, including price assessments, forward curves, global trading services, and related news and reports; and
•CERA — proprietary data, research, and content for petroleum, gas, power & renewables, petrochemicals, metals & steel, agriculture, and other commodities, exploration & production data and insights, analytics, products for the maritime and trade market, consulting services, conferences and events such as CERAWeek.

Energy’s revenue is generated primarily through the following sources:

•Subscription revenue — primarily from subscriptions to our market data and market insights (price assessments, market reports and commentary and analytics) along with other information products and software term licenses;
•Sales usage-based royalties — primarily from licensing our proprietary market price data and price assessments to commodity exchanges; and
•Non-subscription revenue — conference sponsorship, consulting engagements and events.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$645	$609	6%	$1,992	$1,896	5%

Subscription revenue	$583	$556	5%	$1,708	$1,637	4%
Sales usage-based royalties	$31	$31	—%	$95	$90	6%
Non-subscription revenue	$31	$22	37%	$189	$169	12%
% of total revenue:
Subscription revenue	90%	91%		86%	86%
Sales usage-based royalties	5%	5%		5%	5%
Non-subscription revenue	5%	4%		9%	9%

U.S. revenue	$241	$222	9%	$798	$764	4%
International revenue	$404	$387	4%	$1,194	$1,132	5%
% of total revenue:
U.S. revenue	37%	36%		40%	40%
International revenue	63%	64%		60%	60%

Operating profit [1]	$469	$249	88%	$1,029	$779	32%
Operating margin %	73%	41%		52%	41%
1Operating profit for the three and nine months ended September 30, 2026 includes a gain on disposition of $200 million, acquisition-related costs of $6 million and $9 million, respectively, disposition-related costs of $4 million and $6 million, respectively, and a reversal of a statutorily required labor law accrual adjustment of $1 million. Operating profit for the nine months ended September 30, 2026 includes employee severance charges of $8 million and asset impairment of $4 million. Operating profit for the nine months ended September 30, 2025 includes employee severance charges of $10 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $32 million for the three months ended September 30, 2026 and 2025, and $98 million for the nine months ended September 30, 2026 and 2025.

Three Months
Revenue increased 6% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. An increase in consulting revenue driven by strong demand and growth in conference revenue which was favorably impact of event timing also contributed to revenue growth. Revenue was favorably impacted by the acquisitions of DatacenterHawk, Enertel AI Corporation and Automatic Identification System (AIS) data services business of ORBCOMM Inc. in September of 2026, March of 2026 and November of 2025, respectively, and unfavorably impacted by the sale of Energy's geoscience and petroleum engineering software portfolio. The Platts and CERA businesses both contributed to revenue growth in the third quarter of 2026. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 88%. Excluding the impact of a gain on disposition in 2026 of 82 percentage points, partially offset by higher disposition-related costs in 2026 of 2 percentage points and higher acquisition-related costs in 2026 of 2 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth, partially offset by higher technology costs and investment in strategic initiatives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months
Revenue increased 5% primarily due to continued demand for market data and market insights products driven by expanded product offerings to our existing customers under enterprise use contracts. Growth in conference revenue including increased attendance at CERAWeek in 2026, an increase in sales usage-based royalties from the licensing of our proprietary market data to commodity exchanges due to increased trading volumes for Platts based contracts across all commodity sectors in the first quarter of 2026 and an increase in consulting revenue also contributed to revenue growth. Revenue was favorably impacted by the acquisitions of DatacenterHawk, Enertel AI Corporation and Automatic Identification System (AIS) data services business of ORBCOMM Inc. in September of 2026, March of 2026 and November of 2025, respectively, and unfavorably impacted by the sale of Energy's geoscience and petroleum engineering software portfolio. The Platts and CERA businesses both contributed to revenue growth in the nine months ended September 30, 2026. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 32%. Excluding the impact of a gain on disposition in 2026 of 27 percentage points, partially offset by higher disposition-related costs in 2026 of 1 percentage point, higher acquisition-related costs in 2026 of 1 percentage point and an asset impairment in 2026 of 1 percentage point, operating profit increased 8%. The increase was primarily due to revenue growth, partially offset by higher compensation costs driven by annual merit increases, technology costs and investment in strategic initiatives. Foreign exchange rates had an unfavorable impact of 1 percentage point.

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
On January 12, 2026, we completed the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment to Symphony Technology Group (“STG”), a private equity firm focused on building and scaling market-leading software, data and analytics companies. During the nine months ended September 30, 2026, we recorded a pre-tax gain of $172 million ($168 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment.
Market Intelligence includes two business lines:
•Kensho Data & Platforms — a desktop product suite that provides data, analytics and third-party research for global finance and corporate professionals, which includes the Capital IQ platforms (which are inclusive of S&P Capital IQ Pro, Capital IQ, Office and Mobile products) and a broad range of research, market data and derived analytics covering both the public and private capital markets, delivered through flexible feed-based or API delivery mechanisms. This also includes issuer solutions for public companies, data and insight into Financial Institutions, the telecoms, technology and media space as well as energy transition and sustainability and supply chain data analytics. This business line also includes a commercial arm that sells Ratings' credit ratings and related data and research and advanced analytics which includes subscription-based offerings, RatingsXpress®, RatingsDirect® and Credit Analytics; and
•Enterprise Solutions — software and workflow solutions that help our customers manage and analyze data; identify risk; reduce costs; and meet global regulatory requirements. The portfolio includes industry leading financial technology solutions like Wall Street Office, Information Mosaic, and iLevel. Our Primary Markets Group offering delivers bookbuilding platforms across multiple assets including municipal bonds, equities and fixed income. This business line also includes reference data and valuation services, and financial risk solutions.
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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2026	2025	% Change	2026	2025	% Change
Revenue	$1,263	$1,183	7%	$3,723	$3,479	7%

Subscription revenue	$1,049	$986	6%	$3,076	$2,900	6%
Recurring variable revenue	$176	$158	11%	$518	$467	11%
Non-subscription revenue	$38	$39	(2)%	$129	$112	15%
% of total revenue:
Subscription revenue	83%	83%		83%	83%
Recurring variable revenue	14%	14%		14%	14%
Non-subscription revenue	3%	3%		3%	3%

U.S. revenue	$779	$705	11%	$2,270	$2,085	9%
International revenue	$484	$478	1%	$1,453	$1,394	4%
% of total revenue:
U.S. revenue	62%	60%		61%	60%
International revenue	38%	40%		39%	40%

Operating profit [1]	$301	$252	19%	$979	$665	47%
Operating margin %	24%	21%		26%	19%
1 Operating profit for the three and nine months ended September 30, 2026 includes acquisition-related costs of $1 million and $13 million, respectively, and disposition-related costs of $2 million and $6 million, respectively. Operating profit for the three months ended September 30, 2026 include a reversal of a statutorily required labor law accrual adjustment of $2 million. Operating profit for the nine months ended September 30, 2026 includes a gain on disposition of $172 million and employee severance charges of $15 million. Operating profit for the three and nine months ended September 30, 2025 includes employee severance charges of $11 million and $44 million, respectively, acquisition-related costs of $2 million and $12 million, respectively, disposition-related costs of $4 million and $6 million, respectively, and Executive Leadership Team transition costs of $1 million and $5 million, respectively. Operating profit for the nine months ended September 30, 2025 includes a gain on disposition of $3 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $154 million and $146 million for the three months ended September 30, 2026 and 2025, respectively, and $464 million and $443 million for the nine months ended September 30, 2026 and 2025, respectively.

Three Months
Revenue increased 7% primarily due to subscription revenue growth in Kensho Data and Platforms driven by increases in data feed products, RatingsXpress® and RatingsDirect®, and the favorable impact of retroactive revenue from delayed renewals. An increase in recurring variable revenue primarily due to increased volumes also contributed to revenue growth. Revenue was favorably impacted by the acquisition of With Intelligence in November of 2025 and unfavorably impacted by the disposition of the Enterprise Data Management and thinkFolio businesses in January of 2026. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 19%. Excluding the impact of higher employee severance charges in 2025 of 14 percentage points, higher disposition-related costs in 2025 of 2 percentage points a statutorily required labor law accrual adjustment in 2026 of 2 percentage points, Executive Leadership Transition costs in 2025 of 1 percentage point and higher acquisition-related costs in 2025 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2026 of 11 percentage points, operating profit increased 10% primarily due to revenue growth, partially offset by expenses associated with the acquisition of With Intelligence and an increase in technology costs. Foreign exchange rates had a favorable impact of 1 percentage point.

Nine Months
Revenue increased 7% primarily due to subscription revenue growth in Kensho Data and Platforms driven by increases in data feed products, RatingsXpress® and RatingsDirect®, the favorable impact of retroactive revenue from delayed renewals. An increase in recurring variable revenue due to increased volumes also contributed to revenue growth. Revenue was favorably impacted by the acquisition of With Intelligence in November of 2025 and unfavorably impacted by the disposition of the Enterprise Data Management and thinkFolio businesses in January of 2026. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 47%. Excluding the impact of a higher gain on disposition in 2026 of 33 percentage points, higher employee severance charges in 2025 of 6 percentage points and Executive Leadership Transition costs in 2025 of 1 percentage point, partially offset by higher amortization of intangibles from acquisitions in 2026 of 4 percentage points, operating profit increased 11% primarily due to revenue growth, partially offset by expenses associated with the acquisition of With Intelligence, higher compensation costs and an increase in technology costs. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $2,441 million as of September 30, 2026, an increase of $734 million from December 31, 2025.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2026	2025	% Change
Net cash provided by (used for):
Operating activities from continuing operations	$3,661	$3,317	10%
Investing activities from continuing operations	$340	$(213)	N/M
Financing activities from continuing operations	$(3,617)	$(3,725)	(3)%
N/M – Represents a change equal to or in excess of 100% or not meaningful

In the first nine months of 2026, free cash flow increased $349 million to $3,299 million compared to $2,950 million in the first nine months of 2025. The increase is primarily due to an increase in operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities from continuing operations increased $344 million to $3,661 million for the first nine months of 2026 compared to the first nine months of 2025. This is primarily attributable to higher operating results in 2026 and higher compensation payments in 2025.

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

Cash provided by investing activities from continuing operations was $340 million for the first nine months of 2026 compared to cash used for investing activities of $213 million in the first nine months of 2025, primarily due to proceeds from the dispositions of the Enterprise Data Management and thinkFolio businesses within our Market Intelligence segment and Energy's geoscience and petroleum engineering software portfolio in 2026.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt.

Cash used for financing activities from continuing operations decreased $108 million to $3,617 million for the first nine months of 2026. The decrease is primarily attributable to proceeds from debt issuance related to the Mobility Global separation, partially offset by an increase in cash used for share repurchases in 2026.

During the nine months ended September 30, 2026, we purchased a total of 8.5 million shares for $4.1 billion of cash. During the nine months ended September 30, 2025, we purchased a total of 4.3 million shares for $2.5 billion of cash. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $2.0 billion through our commercial paper program, which is supported by our $2.0 billion five-year credit agreement (our “credit facility”) that will terminate on December 17, 2029. As of September 30, 2026, and December 31, 2025, we had $700 million and $715 million of outstanding commercial paper, respectively. During the second quarter of 2026, Mobility Global entered into a $500 million senior unsecured revolving credit facility which become the sole responsibility of Mobility Global after the Separation.

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

•On August 17, 2026, S&P Global Inc. issued $595 million of 4.25% Senior Notes due 2031 and $397 million of 4.80% Senior Notes due 2035 that have been registered with the SEC and guaranteed by Standard & Poor's Financial Services LLC in exchange for unregistered Senior Notes of like principal amounts and terms that were originally issued on December 1, 2025.
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
Summarized results of operations for the periods ended September 30, 2026 are as follows:

(in millions)	Three Months	Nine Months
Revenue	$1,259	$3,788
Operating Profit	940	3,013
Net Income	114	1,165
Net income attributable to S&P Global Inc.	114	1,165

Summarized balance sheet information as of September 30, 2026 and December 31, 2025 is as follows:

(in millions)	September 30,	December 31,
	2026	2025
Current assets (excluding intercompany from Non-Obligor Group)	$1,318	$757
Non-current assets	1,072	898
Current liabilities (excluding intercompany to Non-Obligor Group)	2,809	1,192
Non-current liabilities	10,572	12,435
Intercompany payables to Non-Obligor Group	20,972	18,077

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

The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities from continuing operations to free cash flow for the nine months ended September 30:

(in millions)	2026	2025	% Change
Cash provided by operating activities from continuing operations	$3,661	$3,317	10%
Capital expenditures	(93)	(133)
Distributions to noncontrolling interest holders	(269)	(234)
Free cash flow	$3,299	$2,950	12%

(in millions)	2026	2025	% Change
Cash provided by (used for) investing activities from continuing operations	340	(213)	N/M
Cash used for financing activities from continuing operations	(3,617)	(3,725)	(3)%
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
•the ability to maintain tax-free treatment, for U.S. federal income tax purposes, of the separation of Mobility Global;
•any disruption to the Company’s business related to the separation of Mobility Global; and
•any loss of synergies from separating Mobility Global from the Company that adversely impact our results of operations, or that results in the Company not realizing all of the expected benefits of the separation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in foreign exchange rates and interest rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2026 and December 31, 2025, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. As of September 30, 2026 and December 31, 2025, we held cross currency swaps to hedge a portion of our net investment in certain European subsidiaries against volatility in the Euro/U.S. dollar exchange rate. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2025, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2025 Repurchase Program”), which was approximately 10% of the total shares of our outstanding common stock at the time. On June 22, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the “2022 Repurchase Program”), which was approximately 9% of the total shares of our outstanding common stock at that time. During the third quarter of 2026, we received 5.0 million shares. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of September 30, 2026, 23.4 million shares remained under the 2025 Repurchase Program and the 2022 Repurchase Program was complete.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2025 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2026 pursuant to the 2025 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2026 [1]	4,957,246	$414.97	4,956,630	23.4	million
August 1 — August 31, 2026	2,075	416.25	—	23.4	million
September 1 — September 30, 2026	185	440.21	—	23.4	million
Total — Quarter [1]	4,959,506	$417.52	4,956,630	23.4	million

1 Includes 5.0 million shares received from the initiation of our ASR agreement that we entered into on July 29, 2026. Average price paid per share information does not include this accelerated share repurchase transaction.

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

During the third quarter of 2026, the Company engaged in limited transactions or dealings related to the purchase or sale of information and informational materials, which are generally exempt from U.S. economic sanctions, with persons that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Energy provided subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. Market Intelligence sourced certain trade data from Iran via third parties. The Company will continue to monitor such activities closely. During the third quarter of 2026, the Company recorded de minimis revenue and net profit attributable to the Energy transactions and dealings described above. The Company attributes a de minimis amount of revenue and net profit to the data sourced from Iran via third parties by Market Intelligence.

RULE 10b5-1 PLAN ELECTIONS

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the third quarter of 2026.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 13, 2020, incorporated by reference from the Registrant's Form 8-K filed May 18, 2020

(3.2)	Amended and Restated By-Laws of Registrant, as amended and restated on September 27, 2023, incorporated by reference from the Registrant's Form 8-K filed October 2, 2023

(10.1)*	Executive Separation and Release Agreement, dated September 18, 2026, between the Registrant and Steven Kemps

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*    These exhibits relate to management contracts or compensatory plan arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	October 27, 2026	By:	/s/ Eric W. Aboaf
Eric W. Aboaf
Executive Vice President and Chief Financial Officer

Date:	October 27, 2026	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Chief Accounting Officer